Form 10-Q
period 1995-03-31
FRONTEER DIRECTORY COMPANY INC
filed 1995-05-12
CIK 844780

                          FORM 10-Q

              SECURITIES AND EXCHANGE COMMISSION
                     Washington D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        MARCH 31, 1995
                               ---------------------------------

                              OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the transition period from                      to
                               --------------------    ------------------------

Commission file number            0-17637
                       -----------------------------------------

                        FRONTEER DIRECTORY COMPANY, INC.
- - ----------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

          COLORADO                                   45-0411501
        ------------                                ------------
(State or other jurisdiction                     (IRS Employer ID No)
of incorporation or organization)

            216 N. 23RD STREET, BISMARCK, ND 58501
- - ----------------------------------------------------------------
             (Address of principal executive offices)

                        (701) 258-4970
- - ----------------------------------------------------------------
         (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                X     Yes            No
                             --------       --------

             APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     The registrant had 12,558,061 shares of its $.01 par value common stock outstanding as of May 5, 1995.

                PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

                    FRONTEER DIRECTORY COMPANY, INC.
                       CONSOLIDATED BALANCE SHEETS


                                             March 31,     September 30
                                              1995           1994
                                             ----------      -------------
                                            (Unaudited)
- - -------------------------------------------------------------------------------


                      ASSETS
- - -------------------------------------------------------------------------------
CURRENT ASSETS:
- - -------------------------------------------------------------------------------
Cash                                        $   58,757      $   55,701

Receivables:
      Trade receivables (net of              3,756,188       3,952,169
        allowance for doubtful accounts:
        March 31, 1995 - $113,211;
        September 30, 1994 - $107,857)

      Current portion of long-term notes       108,674         212,408

      Other                                    132,855         132,492

Prepaid expenses                                 6,772          11,471

Deferred directory costs                       481,482         211,500

Deferred income tax benefit                      2,400
                                               -------        --------

         Total current assets                4,547,128       4,575,741
- - -------------------------------------------------------------------------------

PROPERTY AND EQUIPMENT, net of                 597,657         575,294
   accumulated depreciation of $786,369
   at 3/31/95 and $767,663 at 9/30/94
- - -------------------------------------------------------------------------------
LONG-TERM NOTES RECEIVABLE, net of             109,091         208,264
   current portion
- - -------------------------------------------------------------------------------
DEFERRED INCOME TAX BENEFIT                     90,700          75,300
- - -------------------------------------------------------------------------------
INTANGIBLE ASSETS:
   Directory acquisition costs, net of         161,525         246,041
     accumulated amortization of $819,454     --------        --------
     at 3/31/95 and $734,938 at 9/30/94

        Total assets                        $5,506,101      $5,680,640
                                            ----------      ----------
                                            ----------      ----------



                  LIABILITIES, REDEEMABLE COMMON STOCK,
                        AND STOCKHOLDERS' EQUITY
                                             March 31,          September 30
                                               1995                 1994
                                            -----------         -------------
                                            (Unaudited)


- - -------------------------------------------------------------------------------
CURRENT LIABILITIES:

   Short-term notes payable                  $  650,000         $  800,000
   Current portion of long-term debt            206,097            231,978
   Due to affiliates - short-term               125,900            115,900
   Trade accounts payable                     1,483,402          1,444,123
   Deferred revenue                             299,010            302,227
   Income taxes payable                         186,251            269,069
   Deferred income tax liability                                   173,900
   Other accrued liabilities                    227,095            167,884
                                               --------           --------

      Total current liabilities               3,177,755          3,505,081
- - -------------------------------------------------------------------------------
LONG-TERM DEBT, NET OF CURRENT PORTION          149,099            199,540
                                              ---------          ----------

      Total liabilities                       3,326,854          3,704,621
                                              ---------          ---------
- - -------------------------------------------------------------------------------
REDEEMABLE COMMON STOCK: $0.01 par value;        35,000             70,000
                                              ---------          ---------
  March 31, 1995 - 17,500 shares;
  September 30, 1994 - 35,000 shares
- - -------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY:
   Common stock: authorized 100,000,000          52,467             52,092
     shares, $0.01 par value; shares
     issued and outstanding;
     March 31, 1995 - 5,226,690;
     September 30, 1994 - 5,209,190

   Preferred stock: authorized 25,000,000
     shares, $0.10 par value, no shares
     issued and outstanding

   Additional paid-in capital                 2,168,623          2,123,197

   Retained earnings (deficit)                    3,391           (230,936)

   Treasury stock; March 31, 1995 -             (80,234)           (38,334)
     87,084 shares;
     September 30, 1994 - 29,584 shares       ---------          ---------

        Total stockholders' equity            2,144,247          1,906,019
                                              ---------          ---------
          Total liabilities, redeemable      $5,506,101         $5,680,640
            common stock, and                ----------         ----------
            stockholder's equity             ----------         ----------


    See notes to financial statements.


               FRONTEER DIRECTORY COMPANY, INC.
                    STATEMENT OF OPERATIONS
                          (Unaudited)


                                                          Six Months Ended                   Three Months Ended
                                                             March 31,                          March 31,
- - -------------------------------------------------------------------------------------------------------------------------------
                                                      1995          1994                    1995         1994
                                                     -------     ---------                -------       --------
- - -------------------------------------------------------------------------------------------------------------------------------
SALES                                                $3,966,637  $3,853,660              $2,148,649     $1,871,063
- - -------------------------------------------------------------------------------------------------------------------------------
COST OF SALES                                         2,508,507   2,560,032               1,455,183      1,180,324
                                                      ---------   ---------               ---------      ---------
- - -------------------------------------------------------------------------------------------------------------------------------
GROSS PROFIT                                          1,458,130   1,293,628                 693,466        690,739
                                                      ---------   ---------                 -------        -------
- - -------------------------------------------------------------------------------------------------------------------------------
OTHER OPERATING INCOME                                  101,422      83,166                  53,457         42,648
                                                      ---------   ---------               ---------      ---------
- - -------------------------------------------------------------------------------------------------------------------------------
OPERATING EXPENSES:
   General administrative                               931,925     831,651                 463,287        412,782
   Bad debts                                             65,000     130,000                  25,000         70,000
   Depreciation and amortization                        146,207     203,648                  73,553        101,824
                                                      ---------   ---------                --------       --------
                                                      1,143,132   1,165,299                 561,840        584,606
                                                      ---------   ---------               ---------       --------
NET OPERATING INCOME                                    416,420     211,495                 185,083        148,781
                                                      ---------  ----------               ---------       --------
- - -------------------------------------------------------------------------------------------------------------------------------
NONOPERATING INCOME AND EXPENSES:
   Gain on sale of directories                                      472,221
   Interest Income                                       15,098      25,503                   4,221        12,485
   Interest Expense                                     (59,492)    (91,449)                (28,611)      (39,526)
                                                       ---------   --------               ---------     ---------
                                                        (44,394)    406,275                 (24,390)      (27,041)
                                                       ---------   --------               ---------     ---------
- - -------------------------------------------------------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES                              372,026     617,770                 160,693       121,740
- - -------------------------------------------------------------------------------------------------------------------------------
PROVISION FOR INCOME TAXES                              137,700     255,000                  53,900        65,000
                                                       --------    --------                 -------      --------
                                                     $  234,326   $ 372,770               $ 106,793     $  56,740
                                                     ----------   ---------               ---------     ---------
                                                     ----------   ---------               ---------     ---------
- - -------------------------------------------------------------------------------------------------------------------------------
NET INCOME PER COMMON SHARE                          $     0.04   $    0.07               $    0.02     $    0.01
- - -------------------------------------------------------------------------------------------------------------------------------
WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING                          5,211,776   5,143,148               5,208,884     5,143,719


See notes to financial statements.


                          FRONTEER DIRECTORY COMPANY, INC.
                             STATEMENTS OF CASH FLOWS
                                 (Unaudited)



                                                               Six Months Ended                           Six Months Ended
                                                                March 31, 1995                             March 31, 1994
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                     $  288,226                               $  362,770
   Adjustments to reconcile net income to cash provided
     by operating activities:
       Depreciation                                                   61,691                                  104,798
       Amortization of directory costs                                84,516                                   98,850
       Amortization of deferred loan fees                                                                       2,197
       Provision for (benefit from) deferred income taxes             (7,700)                                  42,300
       Gain on sale of property and equipment                           (701)
       Gain on sale of directories                                                                           (472,221)
       Revaluation of common stock in exchange for
         compensation                                                                                          (7,838)
   Change in assets and liabilities
     Decrease in trade receivables                                   195,981                                  818,217
     (Increase) in other receivables                                    (363)                                 (66,268)
     (Increase) Decrease in prepaid expenses                           4,699                                   12,837
     (Increase) in deferred directory costs                         (269,982)                                 (42,301)
     Increase (Decrease) in accounts payable                          39,279                                 (647,940)
     Increase (Decrease) in deferred revenue                          (3,217)                                (114,336)
     Increase (Decrease) in income tax payable                      (244,418)                                 201,700
     (Decrease) in deferred income tax liability                     (76,300)
     Increase (Decease) in other accrued liability                    59,211                                  (82,275)
                                                                     --------                                 --------

           Net cash provided by operating activities                 130,922                                  210,490
                                                                     --------                                ---------
- - -------------------------------------------------------------------------------------------------------------------------------
 CASH FLOWS FROM INVESTING ACTIVITIES:
   Principal collected on notes receivable                           202,908                                  206,266
   Proceeds from sale of equipment                                     1,500
   Proceeds from sale of directories                                                                          154,500
   Purchase of property and equipment                                (84,852)                                 (22,252)
                                                                    ---------                                 --------

        Net cash used in investing activities                        119,556                                  338,514
                                                                     --------                                 --------
- - -------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net borrowings (payments) on short-term notes payable            (150,000)                                (300,000)
   Proceeds from long-term borrowings                                 20,048
   Proceeds from loans from affiliates                                20,000                                      500
   Payments on loans from affiliates                                 (10,000)
   Principal payments on long-term borrowings                        (96,370)                                (302,381)
   Purchase of treasury stock                                        (41,900)
   Purchase of redeemable stock                                                                               (10,500)
   Proceeds from issuance of common stock                             10,800                                   21,315
                                                                    ---------                                 --------



         Net cash used in financing activities                      (247,422)                                (591,066)
                                                                    ---------                                ---------



NET INCREASE (DECREASE) IN CASH AND CASH                                  3,056         (42,062)
   EQUIVALENTS

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                           55,701          86,403
                                                                        -------         -------

CASH AND CASH EQUIVALENTS, END OF PERIOD                               $ 58,757        $ 44,341
                                                                       --------        --------
                                                                       --------        --------
- - ---------------------------------------------------------------------------------------------------------------------------------

- - ---------------------------------------------------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFO.:
   Cash payments for:
      Interest                                                        $  88,761        $ 92,455
      Income taxes                                                      412,218          11,000
- - ---------------------------------------------------------------------------------------------------------------------------------
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
   FINANCING ACTIVITIES:

   Trade account payable converted to long-term debt                  $                $ 32,425

   Sale of directories in exchange for note receivable                                  426,563

   Acquisition of directories in exchange for long-term debt                             56,100

   Acquisition of property and equipment in exchange for                                 15,938
     common stock

   Acquisition of note receivable in exchange for common                                 48,222
     stock - Note receivable was paid in full on April 14, 1994

   Acquisition of redeemable common stock in exchange for note                           21,000
     payable to affiliate


See notes to financial statements


                        FRONTEER DIRECTORY COMPANY, INC.
                    SELECTED INFORMATION - SUBSTANTIALLY ALL
                  DISCLOSURES REQUIRED BY GENERALLY ACCEPTED
                     ACCOUNTING PRINCIPLES ARE NOT INCLUDED
                           MARCH 31, 1995

NOTE 1 - UNAUDITED FINANCIAL STATEMENTS

The accompanying financial statements of Fronteer Directory Company, Inc. as of March 31, 1995, are the responsibility of the Company's management. Except as explained in the following paragraph, management is not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principles.

Management has elected to omit substantially all of the disclosures required by generally accepted accounting principles.

The accompanying financial statements should be read in conjunction with the Company's financial statements as of September 30, 1994.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Fronteer Personnel Services, Inc. All significant intercompany accounts and transactions have been eliminated in the preparation of these consolidated financial statements.

Fronteer Directory Company, Inc. is engaged in the publishing and distribution of telephone directories. Fronteer Personnel Services, Inc. is engaged in employee leasing.

CASH AND CASH EQUIVALENTS - For purposes of reporting cash flows, the Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

ACCOUNTS RECEIVABLE - Fronteer Directory Company, Inc. grants credit to customers throughout the directory market in the western states. Although Fronteer Directory Company, Inc. has a diversified customer base, a substantial portion of its debtors' ability to honor their contract is dependent upon the economic conditions in the western states.

ALLOWANCE FOR DOUBTFUL ACCOUNTS - The allowance is maintained at a level adequate to absorb probable losses and credit losses inherent in the business based upon the Company's prior history of credit losses. Management determines the adequacy of the allowance based upon reviews of individual accounts, recent loss experience, current economic conditions, and risk characteristics of the various categories of accounts and other pertinent factors. The Company establishes payment terms with customers ranging from a single payment due upon publication of the directory to twelve equal monthly payments commencing upon publication of the directory. Accounts are charged to the allowance when the debtor files for bankruptcy, the account is deemed uncollectible, or further internal collection efforts are deemed futile and the account is turned over to a collection agency. Accounts remaining on the Company's books fifteen months following publication of the directory, due to additional payment arrangements made with the Company outside of the original contract, are charged to the allowance for doubtful accounts at that fifteen month point.

REVENUE AND COST RECOGNITION - Revenues from advertising sales are recognized at the point individual directories are published.
Costs of selling and production are recorded as deferred directory costs when incurred and charged to cost of sales in the period during which the related directory is published. Printing costs are charged to cost of sales in the period during which the related directory is published. Costs of distribution are charged to cost of sales as incurred. General administrative costs are charged to expense as incurred.

DEFERRED DIRECTORY COSTS - Deferred directory costs is composed of selling and production expenses that have been allocated to uncompleted directories. These costs are allocated based upon the relative percentage of contracts sold as of year-end on uncompleted directories to total current year earned revenues.

PROPERTY AND EQUIPMENT - Property and equipment are stated at cost. Additions, renewals and betterments are capitalized, whereas expenditures for maintenance and repairs are charged to expense. The cost and related accumulated depreciation of assets retired or sold are removed from the appropriate asset and depreciation accounts, and the resulting gain or loss is reflected in income.

It is the policy of the Company to provide depreciation using the accelerated and straight-line methods based on the estimated useful life of the individual units of property and equipment. The estimated useful lives used as the basis for the application of those methods are as follows:


                          DESCRIPTION               ESTIMATED USEFUL LIFE
                         ------------              ---------------------

                          Building                         40  years
                          Vehicles                      3 - 5  years
                          Equipment                    5 - 10  years


AMORTIZATION - Directory acquisition costs are amortized over five years using the straight-line method. Deferred loan fees are amortized over seven years, the term of the related loan.

INCOME TAXES - Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes. Deferred taxes are computed on the liability method as prescribed in FASB Statement No. 109 "Accounting for Income Taxes."

DESCRIPTION OF LEASING ARRANGEMENTS - The Company leases office space under operating leases from which its business is conducted in certain branches under short-term leasing arrangements.

EARNINGS PER COMMON SHARE - Earnings per common share have been calculated upon weighted average number of common shares outstanding during the year.

NOTE 3 - LOANS FROM OFFICERS

At March 31, 1995, loans from officers and other insiders totalled $125,900, are unsecured, pay 10% interest and are payable on demand. A majority of these loans are not expected to be repaid during the fiscal year.

NOTE 4 - EMPLOYEE STOCK OWNERSHIP PLAN (ESOP)

The Company has guaranteed its ESOP's note payable of $350,000 to Bismarck National Bank. This guarantee is secured by the shares of Fronteer Directory Company, Inc. stock owned by the ESOP.

NOTE 5 - SUBSEQUENT EVENTS

Subsequent to the end of the quarter, the Company made the following acquisition and sale.

ACQUISITION OF RAFCO, LTD.

On April 26, 1995, the Company entered into a Plan of Reorganization and Exchange Agreement with RAFCO, Ltd. ("RAFCO"). Under the agreement, the Company acquired all of the assets and business of RAFCO for 7,223,871 shares of par value $.01 common stock and 87,500 shares of $.10 par value Series A Voting Cumulative Preferred Stock. As a result of the transaction and as a result of being a shareholder of RAFCO, Robert A. Fitzner, Jr. will receive 4,784,705 shares of common stock of the Company and 5,000 shares of the Series A Preferred Stock. As of April 26, 1995, Mr. Fitzner owned 37.9% of the outstanding voting securities of the Company and may be deemed to be in control of the Company as a result of his pending position as a director of the Company and this stock ownership.

RAFCO is the parent of RAF Financial Corporation ("RAF"), a full service diversified brokerage firm headquartered in Denver, Colorado. RAF is privately held and has been in business for more than twenty years. RAFCO also owns approximately 50% of the stock of Secutron Corp. ("Secutron"), which has provided computer services, products, and consulting to financial services firms and other businesses nationwide for more than fifteen years. For the fiscal year ended December 31, 1994, RAF had gross revenues of $13,796,032 and Secutron had gross revenues of $3,515,230. For the same period, RAF had earnings of $4,591 while Secutron had a loss of $224,419.

SALE OF ELEVEN DIRECTORIES TO TELECOM*USA

On April 27, 1995, the Company sold eleven of its telephone directories to Telecom*USA of Cedar Rapids, Iowa. The deal will result in payments of approximately $2.4 million, payable $1,500,000 at closing, which occurred
May 5, 1995, and $900,000 prior to December 31, 1995. The eleven directories sold cover markets in five states, Montana, Idaho, Wyoming, Utah, and South Dakota, with a total distribution of 700,000 copies. Telecom*USA will also make a noninterest bearing and nonrecourse loan of $500,000 to the Company as consideration for the option to purchase additional directories from the Company. If the option, which runs from June 1, 1997 to June 1, 1999, is not exercised, the loan will be forgiven. If Telecom*USA exercises their option, the loan will be applied to the purchase price of the directories.

          ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

The following is management's discussion and analysis of certain significant factors which have affected the Company's financial position and operating results during the periods included in the accompanying condensed financial statements.

FINANCIAL CONDITION

At March 31, 1995, shareholders' equity was $2,144,247, up $238,228, or 12%, from fiscal year end September 30, 1994. The ratio of current assets to current liabilities was 1.43 to 1, an increase from the 1.31 to 1 at September 30, 1994.

SIX MONTHS ENDED MARCH 31, 1995 VS. SIX MONTHS ENDED MARCH 31, 1994

Sales of $3,996,637 were recognized for the six months ended March 31, 1995, an increase of $112,977, or 3%, over last year's first six months. Sales in Arizona directories totalled over $176,000 for this period last year. Due to the sale of these directories last year, no sales have been recognized in 1995. A new directory was published for the Bozeman, Montana area for the first time in 1995. Sales in the directory totalled over $388,000. During the six months, sales recognized in the Company's Idaho Falls, Idaho directory were up over $101,000 from last year, or 13%, while sales in its Bismarck, North Dakota directory were up nearly $76,000, or 7%, over last year. One directory, which was recognized in the first six months of fiscal 1994, was incomplete at March 31, 1995 and has yet to be recognized in 1995. Sales for this book totalled approximately $410,000 last year and are scheduled to be recognized in the third quarter of this year. A new directory for the Big Horn Basin area of Wyoming is scheduled to be recognized for the first time in the third quarter. Sales are expected to exceed $250,000 for the directory.

Net income for the first two quarters of 1995 was $234,326, or $.04 per share, a decrease of $128,444 from last year's net income of $362,770. However, in fiscal 1994, the Company recognized a one-time gain of $472,221 from the sale of its Arizona directories. Income from operations (income before taxes and the one-time gain on sale of directories) totalled $372,026 for the first six months of 1995. This compares to $145,549 last year, or an increase to income from operations of $226,477, or 156%, over last year. As stated above, one directory which was recognized during the first two quarters of last year has yet to be recognized this year. In 1994, this directory contributed $240,100 to net income at the time that it was recognized.

Cost of sales amounted to $2,508,507 for the first six months of 1995, a decrease of $51,525, or 2%, when compared to last year. As stated previously, one directory which was recognized in the first six months of fiscal 1994 has yet to be recognized in 1995. Cost of sales on this directory totalled approximately $170,000 last year. This book is scheduled to be recognized in the third quarter this year. A change in the way the Company's deferred directory costs are calculated has resulted in a decrease of $74,000 to cost of sales when compared to how it was calculated last year. The Company expensed $942,973 for directory printing costs during the period, which exceeds last year's total of $786,800 by $156,173, or 20%. This amount has risen due to more advertising and thus larger directories to print, but for the most part has risen due to a sharp increase in the cost of paper in the Company's directories. The 2% decrease to cost of sales compares favorably to the 3% increase in sales.

Gross profit amounted to $1,458,130 for the first six months of 1995, an increase of $164,502, or 13%, over the same period last year. This large increase resulted from an increase in sales in conjunction with a decrease in cost of sales.

Depreciation and amortization, non-cash items, totalled $146,207 for the first six months of fiscal 1995, a decrease of $57,441, or 28%, when compared to the same period last year. This decrease is due to the completion of amortization of the Company's Billings and Great Falls, Montana directories last year.

Bad debts expense decreased by $65,000, or 50%, as compared to the first two quarters of last year. This expense has shown a steady decline for more than two years for primarily two reasons. First, the Company stepped up its collection efforts several years ago and second, the Company no longer publishes directories in Arizona. The Company's Arizona directories historically had better than double the write-off percentage of its other directories. The Company also had a decrease of $5,500, or 22%, in its collection fees for the first six months of 1995 so all bad debt and collection related costs are on the decline.

Interest expense also continued its decline. Interest for the first six months of fiscal 1995 totalled $59,492, a reduction of $31,957, or 35%, when compared to last year's total of $91,449. A reduction in Company debt of over $600,000 during 1994 is the major cause of this continued decline.

General and administrative expenses increased by $100,274, or 12%, over the corresponding period of fiscal 1994. General and administrative expenses for Fronteer Personnel Services, Inc. (FPS), a wholly-owned subsidiary of the Company, increased by over $20,000 when compared to last year. Start-up costs in Native American Document Conversion Services, LLC, a new joint venture of the Company, totalled approximately $20,000 for the first six months of this year. This company had no expenses last year. The Company also experienced an increase in administrative wages for the first six months of 1995 due to annual raises and year-end bonuses. Expenses in several expense categories declined during the year, due primarily to the elimination of the Company's Arizona operation.

Other operating income increased by $18,256, or 22%, when compared to last year. Gross profits from FPS, which have been consolidated into this account, increased by nearly $30,000, or 219%, when compared to last year's first six months.

THREE MONTHS ENDED MARCH 31, 1995 VS. THREE MONTHS ENDED MARCH 31, 1994

Net income for the second quarter of 1995 was $106,793, an increase of $50,053, or 88%, over last year's net income of $56,740.

Sales of $2,148,649 were recognized for the three months ended March 31, 1995, an increase of $277,586, or 15%, when compared to last year's second quarter. Sales in the Company's Bismarck, North Dakota directory totalled $1,236,071 and were up nearly $76,000, or 7%, over last year. A directory for Idaho Falls, Idaho, which was recognized in the first quarter last year, was recognized in the second quarter of 1995. This amounts to an increase of nearly $600,000 when compared to last year's second quarter sales. One directory, which was recognized in the second quarter last year, was incomplete at March 31, 1995 and has yet to be recognized in 1995. Sales for this book totalled approximately $410,000 last year and are scheduled to be recognized in the third quarter of this year.

Cost of sales amounted to $1,455,183 for the second quarter of 1995, an increase of $274,859, or 23%, as compared to last year. Printing expense was up $43,500 for the Bismarck, North Dakota directory when compared to last year, which is due primarily to increases in paper costs. Cost of sales for Idaho Falls, Idaho which was recognized in the first quarter last year, rose $372,500 as compared to last year's second quarter. As stated above, one directory which was recognized in the second quarter of fiscal 1994 has yet to be recognized in 1995. Cost of sales on this directory totalled approximately $170,000 last year. This book is scheduled to be recognized in the third quarter this year. Distribution costs of nearly $23,000 were incurred for the delivery of the Company's new Bozeman, Montana directory during the quarter. No such costs were expensed in the second quarter last year.

Depreciation and amortization, non-cash items, totalled $73,553 for the quarter, a decrease of $28,271, or 28%, when compared to the same period last year. This decline is due to the completion of the amortization of the Company's acquisition costs for its Billings and Great Falls, Montana directories last year.

Bad debts expense decreased by $45,000, or 64%, when compared to the second quarter of last year. This expense has shown a steady decline for more than two years, which the Company feels has resulted from its increased collection efforts and the sale of its Arizona directories.

Interest expense also continued its decline. Interest for the three months ended March 31, 1995, totalled $28,611, a reduction of $10,915, or 28%, when compared to last year's total of $39,526. A reduction in Company debt of over $600,000 in 1994 is the major cause of this continued decline.

General and administrative expenses increased by $50,505, or 12%, over the corresponding period of 1994. G&A expenses for Fronteer Personnel Services, Inc. were up $16,434 from last year, a 45% increase. This was due primarily to the addition of an insurance agent in the Company this past year. Due to annual raises, the Company's administrative wages for the first six months of 1995 rose from last year.

Other operating income increased by $10,809, or 25% when compared to last year. Gross profits from Fronteer Personnel Services, Inc. which have been consolidated into this account, increased by over $19,000 over last year.

LIQUIDITY AND CAPITAL RESOURCES AS OF MARCH 31, 1995

At March 31, 1995, the Company had working capital of $1,430,973 as compared to the $1,070,660 at September 30, 1994, an increase of $360,313, or 34%.

Through the first six months of 1995, the Company continues to have a positive cash flow from operating activities. Cash provided by operating activities for this period totalled $130,922.

The Company currently has $500,000 available on its line of credit and anticipates no liquidity problems this fiscal year.

The Company continues to implement procedures and plans to increase revenues and reduce expenses.

                            PART II

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On March 3, 1995, the Company held its annual meeting of shareholders at Bismarck, North Dakota. Management's slate of directors was elected and the selection of auditors for fiscal 1995 was ratified. Following is a tabulation of the votes cast in those matters.


                                                                                   ABSTENTIOUS/
        NAME OF DIRECTOR                    FOR             WITHHELD              BROKER NON-VOTE
    -------------------------            -----------     --------------        ---------------------
- - ---------------------------------------------------------------------------------------------------------------------------------

    Theodore Becker                       4,240,173          5,437                   12,200
    Richard Flurer                        4,244,340          1,270                   12,200
    Roland Haux                           4,244,340          1,270                   12,200
    Marlow Lindblom                       4,242,340          3,270                   12,200
    Larry Myers                           4,212,273         33,337                   12,200
    Dennis Olson                          4,242,340          3,270                   12,200
    Larry Scott                           4,244,340          1,270                   12,200
- - ---------------------------------------------------------------------------------------------------------------------------------
- - ---------------------------------------------------------------------------------------------------------------------------------
                                                                                   ABSTENTIOUS/
                                             FOR            AGAINST               BROKER NON-VOTE
                                         -----------     --------------        -------------------
     Eide Helmeke & Co.                   4,255,799             11                    2,000
      as auditors
- - ---------------------------------------------------------------------------------------------------------------------------------
- - ---------------------------------------------------------------------------------------------------------------------------------


ITEM 5.            OTHER INFORMATION

ACQUISITION OF RAFCO, LTD.

On April 26, 1995, the Company entered into a Plan of Reorganization and Exchange Agreement with RAFCO, Ltd. ("RAFCO"). Under the agreement, the Company acquired all of the assets and business of RAFCO for 7,223,871 shares of par value $.01 common stock and 87,500 shares of $.10 par value Series A Voting Cumulative Preferred Stock. As a result of the transaction and as a result of being a shareholder of RAFCO, Robert A. Fitzner, Jr. will receive 4,784,705 shares of common stock of the Company and 5,000 shares of the Series A Preferred Stock. As of April 26, 1995, Mr. Fitzner owned 37.9% of the outstanding voting securities of the Company and may be deemed to be in control of the Company as a result of his pending position as a director of the Company and this stock ownership.

RAFCO is the parent of RAF Financial Corporation ("RAF"), a full service diversified brokerage firm headquartered in Denver, Colorado. RAF is privately held and has been in business for more than twenty years. RAFCO also owns approximately 50% of the stock of Secutron Corp. ("Secutron"), which has provided computer services, products, and consulting to financial services firms and other businesses nationwide for more than fifteen years. For the fiscal year ended December 31, 1994, RAF had gross revenues of $13,796,032 and Secutron had gross revenues of $3,515,230. For the same period, RAF had earnings of $4,591 while Secutron had a loss of $224,419.

SALE OF ELEVEN DIRECTORIES TO TELECOM*USA

On April 27, 1995, the Company sold eleven of its telephone directories to Telecom*USA of Cedar Rapids, Iowa. The deal will result in payments of approximately $2.4 million, payable $1,500,000 at closing, which occurred
May 5, 1995, and $900,000 prior to December 31, 1995. The eleven directories sold cover markets in five states, Montana, Idaho, Wyoming, Utah, and South Dakota, with a total distribution of 700,000 copies. Telecom*USA will also make a noninterest bearing and nonrecourse loan of $500,000 to the Company as consideration for the option to purchase additional directories from the Company. If the option, which runs from June 1, 1997 to June 1, 1999, is not exercised, the loan will be forgiven. If Telecom*USA exercises their option, the loan will be applied to the purchase price of the directories.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

           3.1 Articles of Incorporation*
           3.2 Bylaws*

          10.1 Underwriter's Warrant**
          10.3 Incentive Stock Option Plan as amended January 15, 1992**
          27   Financial Data Schedule

*    Incorporated by reference to SEC File No. 33-26175-D filed
     December 16, 1988 and January 18, 1989.

**   Incorporated by reference to SEC File No. 33-46321 filed
     March 11, 1992.

(b)  Reports on Form 8-K:

     No reports on Form 8-K were filed with the SEC for the quarter ended March 31, 1995.

                          SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                    FRONTEER DIRECTORY COMPANY, INC.

MAY 4, 1995                   By: /s/ DENNIS W. OLSON
- - ---------------------            -------------------------------------
                                 Dennis W. Olson, President

MAY 4, 1995                   By: /s/ LANCE OLSON, CPA
- - ---------------------            -------------------------------------
                                 Lance Olson, CPA,
                                 Principal Accounting Officer