Form 10-Q
period 1995-06-30
FRONTEER DIRECTORY COMPANY INC
filed 1995-08-18
CIK 844780

                          FORM 10-Q

              SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C.  20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1995

                              OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission file number ___________0-17637____________________

                        Fronteer Directory Company, Inc.
             (Exact name of registrant as specified in its charter)

  _________Colorado______________     _____45-0411501______
  (State or other jurisdiction of     (IRS Employer ID No.)
   incorporation or organization)


_____________216 N 23rd Street, Bismarck, ND  58501__________
            (Address of principal executive offices)

_______________________(701) 258-4970________________________
     (Registrant's telephone number, including are code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  /X/  Yes     /  /  No

            APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

   The registrant had 12,558,061 shares of its $.01 par value common stock outstanding as of August 9, 1995.

                PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

               FRONTEER DIRECTORY COMPANY, INC.
                 CONSOLIDATED BALANCE SHEETS

                                             JUNE 30,  DECEMBER 31,
                                               1995       1994
                                            (Unaudited)
         ASSETS

CURRENT ASSETS:
  Cash and cash equivalents             $ 1,974,304  $ 2,276,654
  Broker/dealer receivables, net          4,435,385   14,451,287
  Trade receivables, net                  4,755,962      465,420
  Securities owned, at market             1,420,131    1,406,214
  Current portion of notes receivable      500,751
  Deferred directory costs                 552,859
  Deferred income tax benefit               98,900
  Other                                    475,623
                                        -----------    ---------
       Total current assets              14,213,915   18,599,575

  PROPERTY AND EQUIPMENT, net             1,561,169    1,424,689

  LONG-TERM NOTES RECEIVABLE, net of        607,192
    current portion

  DEFERRED INCOME TAX BENEFIT                            760,521

  INTANGIBLE ASSETS:
    Directories, net                      4,724,621

  Other assets                                          1,541,173
                                        -----------    ----------
       Total assets                     $21,106,897   $22,325,958
                                        -----------    ----------
                                        -----------    ----------

                                             JUNE 30,  DECEMBER 31,
                                               1995       1994
                                            (Unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY:

Current liabilities:

  Accounts payable, accrued expenses,   $ 4,073,811    $ 1,693,286
    and other liabilities
  Broker/dealer payables                  3,170,948     15,533,160
  Current portion of long-term debt         964,487        555,675
  Due affiliates                            548,900
  Other current liabilities                 476,924         17,193
                                          ---------     ----------
       Total current liabilities          9,235,070     17,799,314

  Notes payable and long-term debt        1,841,072      1,363,156

  Deferred rent concessions               1,804,820      1,808,895

  Deferred income taxes payable             399,129
                                         ----------     ----------
       Total liabilities                 13,280,091     20,971,365
                                        -----------     ----------

  Minority interest in subsidiary           227,327        166,158
                                        -----------     ----------
Stockholders's equity:

  Common stock; authorized 100,000,000      125,581              1
    shares, $.01 par value; shares
    issued and outstanding; June 30,
    1995 - 12,558,061

  Preferred stock; authorized 25,000,000    875,000        823,750
    shares, $.10 par value, shares issued
    and outstanding; June 30, 1995 -
    87,500

  Additional paid-in capital              6,492,487             99

  Retained earnings                         186,645        364,585

  Treasury stock; June 30, 1995 -                          (80,234)
    87,084 shares
                                         ----------     ----------
       Total stockholders' equity         7,599,479      1,188,435

       Total liabilities and            $21,106,897    $22,325,958
         stockholders' equity            ----------     ----------
                                         ----------     ----------

See notes to financial statements.


                          FRONTEER DIRECTORY COMPANY, INC.
                              STATEMENTS OF OPERATIONS
                                   (Unaudited)
                                       Six Months Ended              Three Months Ended
                                          June 30,                         June 30,
                                      1995          1994               1995        1994
REVENUE:

  Directory                      $  2,018,808     $              $ 2,018,808    $
  Broker/dealer                     6,111,602       5,791,192      3,564,028       3,426,892
  Computer                          2,161,888       1,264,766        940,920         837,579
  Other                               168,434          20,601        163,705           15,846
                                   ----------       ---------      ---------       ---------
                                   10,460,732       7,076,559      6,687,461       4,280,317
                                   ----------       ---------      ---------       ---------

COST OF SALES AND OPERATING
  EXPENSES:

  Directory cost of sales           1,453,627                                      1,453,627
  Commissions                       3,044,281       1,802,787      1,810,028       1,031,934
  Computer cost of sales            2,240,697       1,724,921      1,013,221         999,530
  General and administrative        3,756,231       4,027,394      1,996,883       2,074,426
  Depreciation and amortization       283,324         181,616        193,760          90,620
                                   ----------       ---------      ---------       ---------
                                   10,778,160       7,736,718      6,467,519       4,196,510
                                   ----------       ---------      ---------       ---------

       Operating income (loss)     (  317,428)    (   660,159)       219,942          83,807
                                   ----------      ----------      ---------

OTHER INCOME (EXPENSE):

  Interest income                     354,278         506,259        130,293         283,820
  Interest expense                 (  293,423)    (   258,342)   (    89,648)   (    153,379)
                                   ----------      ----------     ----------     -----------
                                       60,855         247,917         40,645         130,441

  Net earnings (loss) before
    minority interest and
    income tax expense             (  256,573)    (   412,242)        260,587        214,248

  Minority interest loss
    (earnings)                     (   59,680)          86,611       ( 22,875)        36,667
                                   ----------       ----------      ----------   -----------

  Net earnings (loss) before
    income tax expense             (  316,253)    (    325,631)       237,712        250,915

  Income tax expense (benefit)     (  130,000)    (     98,243)        97,000        100,366
                                   ----------       ----------     ----------    -----------

  Net earnings (loss)              $( 186,253)    $(   227,388)    $  140,712    $   150,549
                                   ----------       ----------     ----------    -----------
                                   ----------       ----------     ----------    -----------

  Earnings (loss) per              $(    0.02)            *        $     0.02          *
    common share

  Weighted average number of        7,851,777                                     10,465,628
    common shares outstanding

-------------------
  * - Due to the limited number of shares of RAFCO outstanding during 1994, presentation of earnings per share would not be meaningful.

  See notes to financial statements.

                              FRONTEER DIRECTORY COMPANY, INC.
                                  STATEMENTS OF CASH FLOWS
                                        (Unaudited)
                                                  Six Months Ended    Six Months Ended
                                                    June 30, 1995       June 30, 1994

CASH FLOWS FROM OPERATING ACTIVITIES:

  Net income                                      $   (186,253)       $    (326,005)
  Adjustments to reconcile net income to cash
    provided by operating activities:
     Depreciation                                      260,706              207,277
     Amortization of directory costs                    90,117
     Amortization of start-up costs                      1,018
     Amortization of rent concessions                 (  4,075)              99,537
     Forgiveness of notes from employees               120,750
     Provision for (benefit from) deferred
       income taxes                                   ( 62,450)
     Gain on sale of assets                           ( 91,760)
     Minority interest earnings                         59,680             ( 80,618)
  Change in assets and liabilities
     Decrease in broker/dealer receivables          10,015,902           (7,797,424)
     Decrease (Increase) in trade receivables         (512,418)
     (Increase) in securities owned                   ( 21,249)            (844,930)
     (Increase) in deferred directory costs            127,809
     (Increase) in other assets                        (42,183)             702,885
     Increase in accounts payable                    1,171,855             (527,920)
     (Decrease) in broker/dealer payables          (12,362,213)           5,558,962
     (Decrease) in other liabilities                  (203,809)
                                                    ----------            ---------
       Net cash provided by operating activities   ( 1,638,573)          (3,008,236)
                                                    ----------            ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Principal collected on notes receivable                3,266
  Proceeds from sale of assets                         264,243                  750
  Net proceeds from sale of directories              1,099,063
  Cash acquired in business combination               (180,822)
  Purchase of property and equipment                  (132,243)             331,081
                                                    ----------            ---------
       Net cash provided by investing activities     1,053,507              331,831
                                                    ----------            ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net payments on short-term notes                    (400,000)
  Proceeds from long-term notes payable                500,000
  Net borrowings from affiliates                       483,000
  Principal payments on long-term borrowings          (297,384)            (476,355)
  Issuance of common stock                                 100
  Repurchase of common stock                          (  3,000)
                                                    ----------           ----------
       Net cash used in financing activities           282,716             (476,355)
                                                    ----------           ----------
NET INCREASE IN CASH AND CASH EQUIVALENTS             (302,350)          (3,152,760)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD       2,276,654            3,981,565
                                                    ----------           ----------
CASH AND CASH EQUIVALENTS, END OF PERIOD           $ 1,974,304          $   828,805
                                                    ----------           ----------
                                                    ----------           ----------

See notes to financial statements.

                        FRONTEER DIRECTORY COMPANY, INC.
                    SELECTED INFORMATION - SUBSTANTIALLY ALL
                   DISCLOSURES REQUIRED BY GENERALLY ACCEPTED
                     ACCOUNTING PRINCIPLES ARE NOT INCLUDED
                                  JUNE 30, 1995


NOTE 1 - UNAUDITED FINANCIAL STATEMENTS

The accompanying consolidated financial statements of Fronteer Directory Company, Inc. as of June 30, 1995, are the responsibility of the Company's management. Except as explained in the following paragraph, management is not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principles.

Management has elected to omit substantially all of the disclosures required by generally accepted accounting principles.

The accompanying financial statements should be read in conjunction with the Company's financial statements as of December 31, 1994.

NOTE 2 - BUSINESS COMBINATION

On April 26, 1995, Fronteer Directory entered into a Plan of Reorganization and Exchange Agreement with RAFCO, Ltd. Under the Agreement, Fronteer acquired all of the assets of RAFCO in exchange for the assumption by Fronteer of the liabilities of RAFCO and the issuance by Fronteer to RAFCO of 7,223,871 shares of $.01 par value common stock and 87,500 shares of $.10 par value series A voting cumulative preferred stock ($10.00 per share redemption value). RAFCO has dissolved as a corporation and has distributed Fronteer's common and preferred stock to the shareholders of RAFCO. As a result of the transaction described in the Agreement, the former shareholders of RAFCO acquired a 55% interest in Fronteer. Accordingly, the transaction has been accounted for as a "reverse acquisition" of Fronteer by RAFCO using the purchase method of accounting and the former Fronteer Directory's assets and liabilities have been adjusted to their market value as of the date of the combination. The adjustment to market value resulted in an intangible asset, directories, which was valued at $6,164,951. The purchase method also dictates that Fronteer's business activities be included in the ongoing financial statements beginning May 1, 1995, the effective date of the transaction. As a result of the reverse acquisition accounting, historical financial statements presented for periods prior to the combination date include the assets, liabilities, equity, revenue, and expenses of RAFCO only.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and cash equivalents - For purposes of reporting cash flows, the Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

Intangible assets, directories - Under the purchase method of accounting for business combinations, Fronteer Directory's assets and liabilities were adjusted to market value at the time of the combination with RAFCO. The amount by which Fronteer's market value exceeded its equity was included in this account and is being amortized over ten years.

(continued)

Amortization - Intangible assets, directories, is being amortized over ten years using the straight-line method.

Income taxes - Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes. Deferred taxes are computed on the liability method as prescribed in FASB Statement No. 109 "Accounting for Income Taxes."

Earnings (loss) per common share - Earnings per common share have been calculated upon weighted average number of common shares of Fronteer Directory outstanding during the year.

NOTE 4 - LOANS FROM OFFICERS

At June 30, 1995, loans from officers and other insiders totalled $548,900, are unsecured, pay 11.25% interest and are payable on demand. A majority of these loans are not expected to be repaid during the fiscal year. An officer has also loaned the Company $100,000 through a 10% senior subordinated debenture which is due on December 31, 2003.

NOTE 5 - EMPLOYEE STOCK OWNERSHIP PLAN (ESOP)

The Company has guaranteed its ESOP's note payable of $350,000 to BNC National Bank. This guarantee is secured by the shares of Fronteer Directory Company, Inc. stock owned by the ESOP.

NOTE 6 - SALE OF DIRECTORIES

On April 27, 1995, Fronteer sold certain telephone directories to Telecom*USA for a purchase price of $2,400,000. The purchase price included a cash payment of $1,500,000 and a promissory note of $900,000, conditioned upon the completion of delivery of two directories and certain other transfers of information to Telcom. Also on April 27, 1995, Fronteer granted Telecom the option to purchase certain other telephone directories in the future. These related transactions were contemplated by the Agreement.

Because Fronteer's assets were adjusted to market value at the time of the business combination, the subsequent sale of directories to Telecom*USA resulted in no gain to the Company, as the directories were presumed to be sold at their market value on the day following the business combination. This sale reduced the Company's intangible asset, directories, to $4,775,198 and this amount will be amortized over ten years.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

The following is management's discussion and analysis of certain significant factors which have affected the Company's financial position and operating results during the periods included in the accompanying condensed financial statements.

FINANCIAL CONDITION

At June 30, 1995, shareholders' equity was $7,599,479, up $6,411,044, or 539%, from fiscal year end December 31, 1994. This increase is due to the business combination between Fronteer Directory and RAFCO during the year and the adjustment of Fronteer's net assets to market value.

The ratio of current assets to current liabilities was 1.54 to 1 at June 30, 1995, an increase from the 1.04 to 1 at December 31, 1994.

SIX MONTHS ENDED JUNE 30, 1995 VS. SIX MONTHS ENDED JUNE 30, 1994

On April 26, 1995, Fronteer Directory and RAFCO, Ltd. entered a business combination which has been accounted for using the purchase method of accounting. This resulted in Fronteer Directory adjusting its assets and liabilities to their fair market value at the time of the combination. The enclosed financial statements include RAFCO and subsidiaries for both the six months ended June 30, 1994 and 1995, while Fronteer Directory and subsidiaries are included from May 1, 1995 to June 30, 1995, in accordance with the purchase method. RAFCO was not a SEC reporting company prior to the business combination, therefore no financial information has been previously filed or disclosed.

Revenues for the six months ended June 30, 1995, totalled $10,460,732, an increase of $3,384,173, or 48%, over last year's total. Directory revenues totalled $2,018,808 for the period, as compared to no revenues shown for last year. Broker/dealer revenues from RAF Financial were up $320,410 for the period, an increase of 6% to $6,611,602, when compared to the same period last year. Revenues were up due to the opening of a new office in Restin, VA in the past year and also due to an increase in overall stock market activity during the first six months of 1995. Computer revenues totalled $2,161,888 for the first six months of this year. That compares to $1,264,766 last year, a $897,122, or 71%, increase.

Net loss amounted to $186,253 for the six months ended June 30, 1995. This compares to a loss of $227,388 for the same period last year.

Directory cost of sales totalled $1,453,627 for the first six months of the year. No cost of sales were recognized for directories during last year.

Commissions related to RAF Financial totalled $3,044,281 for the six month period. This compares to $1,802,787 for the same period last year, an increase of $1,241,494, or 69%. During the period, RAF paid higher upfront commission percentages to new brokers who were recruited to work in RAF's Denver office. These higher commission rates were not paid the previous year and have since been removed. During the period, the Company also expensed $120,000 in forgivable loans made to recruit and retain brokers in RAF's Reston, VA office. Commissions are also up due to brokerage revenues being up when compared to the same period last year.

Computer cost of sales totalled $2,240,697 for the first two quarters of 1995. This is an increase of $515,776 over the same period last year. This 30% increase in cost of sales compares favorably with the 71% increase in sales for the period. Cost of sales were up for the same reason cited above for revenues.

Depreciation and amortization came to $283,324 for the six months ended June 30, 1995. This is an increase of $101,708 over last year. At the time of the business combination, Fronteer Directory's intangible assets, directories, were adjusted to market value in the amount of $6,164,951. Directories valued at $1,389,754 were sold to Telecom*USA subsequent to the combination. The remaining balance of $4,775,198 is being amortized over ten years. The two months of amortization included in the six months ended June 30, 1995, come to $79,587, while no amortization was expensed last year.

Interest income declined by $151,981 when compared to last year. This is a 30% decrease, which is attributable to a decrease in the amount of margin business done by RAF during the period. Due to a cash flow decrease during the first quarter of the year, RAF was forced to reduce the amount and number of its margin accounts, resulting in this decline. Due to the business combination, it can begin to rebuild these positions.

Interest expense totalled $293,423 for the first two quarters of 1995, an increase of $35,081, or 14%, from last year. The addition of Fronteer Directory for two months this year is the cause for the increase.

THREE MONTHS ENDED JUNE 30, 1995 VS. THREE MONTHS ENDED JUNE 30, 1994

Revenues for the three months ended June 30, 1995, totalled $6,687,461, an increase of $2,407,144, or 56%, over last year's total. Directory revenues totalled $2,018,808 for the period, as compared to no sales shown for last year. Broker/dealer revenues from RAF Financial were up $137,136 for the period, an increase of 4% to $3,564,028, when compared to the same period last year for the reasons cited previously. Computer revenues totalled $940,920 for the first three months of this year, an increase of $103,341, or 12%, over last year.

Net income for the quarter totalled $140,712, which compares to net income of $150,549 for the same period last year, a decrease of $9,837, or 7%.

Directory cost of sales totalled $1,453,627 for the quarter, while no cost of sales were recognized for directories last year.

Commissions related to RAF Financial totalled $1,810,028 for the three month period. This compares to $1,031,934 for the same period last year, an increase of $778,094, or 75%. During the period, RAF paid higher upfront commission percentages to new brokers who were recruited to work in RAF's Denver office. These higher commission rates were not paid the previous year and have since been removed. During the period, the Company also expensed $120,000 in forgivable loans made to recruit and retain brokers in RAF's Reston, VA office. Commissions are also up due to brokerage revenues being up when compared to the same period last year.

Computer cost of sales totalled $1,013,221 for the first quarter of 1995. This is an increase of $13,691, or 1%, over the same period last year. This 1% increase in cost of sales compares favorably with the 12% increase in sales for the period. Depreciation and amortization came to $193,760 for the three months ended June 30, 1995. This is an increase of $103,140, or 114%, over last year. At the time of the business combination, Fronteer Directory's intangible assets, directories, were adjusted to market value. This intangible asset is being amortized over ten years. The two months of amortization included for 1995 come to $79,587, while no amortization was expensed last year. The second quarter of 1995 also included depreciation for Fronteer Directory and its subsidiaries while 1994 reflected none.

Interest income declined by $153,527 when compared to last year. This is a 54% decrease, which is attributable to a decrease in the amount of margin business done by RAF during the period. Due to a cash flow decrease during the first quarter of the year, RAF was forced to reduce the amount and number of its margin accounts, resulting in this decline. Due to the business combination, it can begin to rebuild these positions.

Interest expense totalled $89,648 for the second quarter of 1995, a decrease of $63,731, or 42%, from last year. This decrease is also related to the reduction in margin accounts as discussed under interest income.

LIQUIDITY AND CAPITAL RESOURCES AS OF JUNE 30, 1995

At June 30, 1995, the Company had working capital of $4,978,845 as compared to $800,261 at December 31, 1994, an increase of $4,178,584, or 522%. A significant portion of this increase relates to the proceeds from the sale of directories in April 1995.

The Company currently has over $1 million available on its line of credit and anticipates no liquidity problems this fiscal year.

Prior to the business combination with Fronteer Directory, RAFCO, through RAF Financial, was unable to aggressively grow its business due to limited capital. The combination and subsequent infusion of $1,500,000 from the sale of certain telephone directories has increased the new Company's cash and capital position significantly in the financial markets. With a substantially higher capital total and access to a line of credit, the Company may pursue larger stock offerings, take bigger inventory positions, and handle more and larger margin debits.

                                     PART II


ITEM 5.  OTHER INFORMATION

ACQUISITION OF RAFCO, LTD.

On April 26, 1995, the Company entered into a Plan of Reorganization and Exchange Agreement with RAFCO, Ltd. ("RAFCO"). Under the agreement, the Company acquired all of the assets and business of RAFCO for 7,223,871 shares of par value $.01 common stock and 87,500 shares of $.10 par value Series A Voting Cumulative Preferred Stock. As a result of the transaction and as a result of being a shareholder of RAFCO, Robert A. Fitzner, Jr. has received 4,784,705 shares of common stock of the Company and 5,000 shares of the Series A Preferred Stock. As of April 26, 1995, Mr. Fitzner owned 37.9% of the outstanding voting securities of the Company and may be deemed to be in control of the Company as a result of his position as a director of the Company and his stock ownership.

SALE OF ELEVEN DIRECTORIES TO TELECOM*USA

On April 27, 1995, the Company sold eleven of its telephone directories to Telecom*USA of Cedar Rapids, Iowa. The deal will result in payments of approximately $2.4 million, payable $1,500,000 at the closing on May 5, 1995, and $900,000 prior to December 31, 1995. The eleven directories sold cover markets in five states, Montana, Idaho, Wyoming, Utah, and South Dakota, with a total distribution of 700,000 copies. Telcom*USA has also made a noninterest bearing and nonrecourse loan of $500,000 to the Company as consideration for the option to purchase additional directories from the Company. If the option, which runs from June 1, 1997 to June 1, 1999, is not exercised, the loan will be forgiven. If Telecom*USA exercises their option, the loan will be applied to the purchase price of the directories.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          3.1  Articles of Incorporation*
          3.2  Bylaws*
         10.1  Underwriter's Warrant**
         10.3  Incentive Stock Option Plan as amended January 15, 1992

      * Incorporated by reference to SEC File No. 33-26175-D filed December 16, 1988 and January 18, 1989.

     **   Incorporated by reference to SEC File No. 33-46321 filed March 11,
          1992.

     (b)  Reports on Form 8-K:

     A Form 8-K was filed on May 9, 1995, reporting the Company's business combination with RAFCO, Ltd. and the sale of certain directories to Telecom*USA.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report signed on its behalf by the undersigned, thereunto duly authorized.


                                   FRONTEER DIRECTORY COMPANY, INC.



                                   By: /s/ Dennis W. Olson
                                      --------------------------------
                                      Dennis W. Olson, President

                                   By:  /s/ Lance Olson
                                      --------------------------------
                                      Lance Olson, CPA
                                      Principal Accounting Officer