Form 10-K
period 1995-09-30
FRONTEER DIRECTORY COMPANY INC
filed 1996-01-16
CIK 844780

FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 1995

                                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________________ to ________________.

Commission file Number: 17637


                        Fronteer Directory Company, Inc.
             (Exact Name of Registrant as Specified in its Charter)

              Colorado                                     45-0411501
 ------------------------------                  ------------------------------
(State or other jurisdiction of                 (I.R.S. Employer Identification
 incorporation or organization)                  Number)

                              216 North 23rd Street
                          Bismarck, North Dakota 58501
                     --------------------------------------
                    (Address of Principal Executive Offices)


Registrant's telephone number, including area code: (701) 258-4970

Securities registered pursuant to Section 12(g) of the Act:

                          $0.01 Par Value Common Stock
                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and, (2) has been subject to such filing requirements for the past 90 days.

         YES  [X]                   NO  [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

         [ ]

         As of December 1, 1995, the aggregate market value of the Registrant's voting stock held by nonaffiliates was $2,696,853.

         As of December 1, 1995, Registrant had 12,537,227 shares of its $0.01 par value common stock issued and outstanding.

         The information required by Part III is contained herein and will not be incorporated by reference to Registrant's definitive proxy statement.

                                                               Total Pages __

                                     PART I

ITEM 1.  BUSINESS


         Business Prior to Transactions in April of 1995. Fronteer Directory Company, Inc. (the "Company") is a corporation which was organized under the laws of the state of Colorado on September 14, 1988. The Company was formed for the purpose of assuming all of the assets and liabilities of a North Dakota corporation with the same name as the Company, incorporated on April 1, 1977. The focus of the Company's business changed in April of 1995, following the Company's acquisition of the assets of the holding company of a Denver, Colorado based securities broker dealer and the sale of 10 of the Company's 20 telephone directories to a third party. Before April of 1995, the Company's primary business was publishing telephone directories covering areas in the states of North Dakota, South Dakota, Montana, Idaho, Utah, Wyoming and Minnesota. The Company's primary source of revenue prior to April of 1995, was selling display advertisements in the yellow pages, selling bold and color listings in the white pages, selling advertisements on the back cover page, and selling discount coupons included as part of the telephone directories published by the Company.

         Acquisition of RAFCO. On April 26, 1995, the Company signed a Plan of Reorganization and Exchange Agreement ("RAFCO Agreement") with RAFCO, Ltd., a Nevada corporation ("RAFCO"), whereby the Company acquired all of the assets of RAFCO in exchange for which the Company (i) assumed some of RAFCO's liabilities;
(ii) issued 7,223,871 shares of the Company's $.01 par value common stock ("Common Stock") to RAFCO; and (iii) issued 87,500 shares of the Company's $.10 par value Series A Voting Cumulative Preferred Stock ("Preferred Stock") to RAFCO. RAFCO distributed the shares of the Company's Common Stock and the Preferred Stock to those persons who had been RAFCO shareholders prior to April 26, 1995, and shortly afterwards, RAFCO dissolved and ceased to exist as a corporation. Following compliance with Rule 14f-1 of the Securities Exchange Act of 1934, as amended, ("1934 Act"), all of the officers and directors of the Company, except the president, Dennis W. Olson, resigned, the size of the Company's Board of Directors was reduced to three, and Robert A. Fitzner, Jr. and Robert L. Long were appointed as directors. Dennis W. Olson continued serving as the president and director of the Company, but no other officers were appointed.

         The transactions which occurred under the terms of the RAFCO Agreement were accounted for as a "reverse acquisition" of the Company by RAFCO using the purchase method of accounting. The Company's assets and liabilities were adjusted to their fair market value at the date of the business combination. The Company's operations are included in the consolidated financial statements beginning May 1, 1995, the effective date of the business combination. See "Financial Statements and Supplementary Data" for more information.

         As a result of the transactions which occurred under the terms of the RAFCO Agreement and because Mr. Fitzner owned a majority of the outstanding shares of RAFCO before the RAFCO Agreement was signed, Mr. Fitzner owns 4,784,705 shares of the Company's Common Stock and 5,000 shares of the Preferred Stock or 37.9% of the outstanding voting securities of the Company. Mr. Fitzner's mother, Earlene E. Fitzner, owns 2,500 shares of the Company's Preferred Stock. Mr. Fitzner may be deemed to be in control of the Company due to his position as a director and his ownership of 37.9% of the Company's outstanding voting securities. The other persons who received shares of the Company's Common Stock following the signing of the RAFCO Agreement and, because they were shareholders of RAFCO before it dissolved, are : Kanouff Corporation (1,558,078 shares); Dorothy K. Englebrecht (220,272 shares); Steven Fishbein (220,272 shares); Peter O'Leary (220,272 shares); and Arlene Wilson (220,272 shares). Mr. Fitzner has entered into voting agreements with Ms. Englebrecht, Mr. Fishbein, Mr. O'Leary and Ms. Wilson (collectively "RAFCO Shareholders") which give Mr. Fitzner an irrevocable proxy to vote all of the shares of Common Stock owned by the RAFCO Shareholders until July 16, 1997. These voting agreements also give Mr. Fitzner the right to buy some or all of the shares of the Common Stock owned by the RAFCO Shareholders during the period from July 16, 1997 to September 15, 1997. Each of the RAFCO Shareholders has agreed not to sell or pledge any of their shares of Common Stock until after September 15, 1997, the expiration date of the voting agreements. The irrevocable proxies expire on July 16, 1997.

         Under the RAFCO Agreement, the Company acquired all of the outstanding stock of RAF Financial Corporation, a Colorado corporation ("RAF"), and approximately 50% of the outstanding stock of Secutron Corp., a Colorado corporation ("Secutron"), along with furniture, fixtures and equipment which was used by RAFCO in its businesses and which the Company has continued to use in operating the businesses acquired under the RAFCO Agreement. RAF and Secutron became subsidiaries of the Company when the Company acquired the assets of RAFCO. See "Business -- Description of Businesses -- RAF Financial Corporation" and "Description of Businesses -- Secutron Corp." for further information about the businesses conducted by RAF and Secutron.

         Sale of Directories to Telecom. On April 27, 1995, the Company signed a Sale and Purchase Agreement ("Telecom Agreement) with Telecom *USA Publishing Company, an Iowa corporation ("Telecom"). Under the terms of the Telecom Agreement, the Company sold 10 of its telephone directories located in the states of Idaho, Montana, South Dakota and Wyoming and certain equipment to Telecom for a total price of $2,189,846, some of which was paid to the Company in April of 1995, some in August of 1995, and the remainder of which was paid to the Company in October of 1995. The Telecom Agreement contemplated the sale of one additional directory for Bridgerland, Utah to Telecom, but the Company was unable to obtain an assignment to Telecom of the telephone publishing contract with the owners of the Bridgerland directory, and as a result, this directory was not sold to Telecom. As part of the Telecom Agreement, the Company agreed not to compete with Telecom's business in the states of Iowa, Minnesota, Michigan, Missouri, Nebraska, South Dakota, Colorado, Wyoming, Idaho, Montana, Illinois, Indiana and Wisconsin. However, if Telecom does not exercise its option to buy the Company's North Dakota directories, then the Company's noncompete agreement will be restricted to only those areas in which Telecom is actually conducting business on the date the option expires. See "Business -- Sale of Option to Telecom" for further information. In addition, nine of the Company's employees signed agreements not to compete with Telecom and Telecom agreed to pay these nine employees a total of $800,000 as consideration for signing these noncompete agreements. Four of the nine employees who signed noncompete agreements with Telecom were officers. Dennis W. Olson, who signed a noncompete agreement, is an officer and a director of the Company.

         Sale of Option to Telecom. On April 27, 1995, the Company signed an option agreement with Telecom ("Option") which granted Telecom an option to buy the Company's nine North Dakota telephone directories. The consideration for this Option was a $500,000 loan from Telecom to the Company. Telecom agreed not to charge the Company any interest on the loan. Telecom may exercise its option between June 1, 1997 and June 1, 1999. If Telecom exercises its option, it has agreed to pay the Company a purchase price equal to the total net cash revenue less telephone company commissions for the most recent edition of each of the nine directories published and distributed before the date of the closing of the purchase under the Option. This purchase price is subject to adjustment under certain circumstances as described in the Option. If Telecom exercises its option, the full amount of the $500,000 loan made by Telecom to the Company will be deducted from the purchase price of the directories. If Telecom does not exercise its option, Telecom will forgive repayment of the full amount of the $500,000 loan made to the Company. Nine of the Company's employees will be required to sign agreements not to compete with Telecom if Telecom exercises its option to buy the North Dakota directories. One of these employees, Dennis W. Olson, is the president and also a director of the Company. In consideration for agreeing not to compete with Telecom, these nine employees of the Company will receive approximately 25% of the purchase price paid by Telecom for the nine North Dakota directories.

                            DESCRIPTION OF BUSINESSES

         DIRECTORY DIVISION.

         Formation. Prior to the Company's acquisition of RAFCO and the sale of certain of the Company's directories to Telecom in April of 1995, the Company's primary business was the publication of telephone directories covering areas in the states of North Dakota, South Dakota, Montana, Idaho, Utah, Wyoming and Minnesota. See "Business -- Business Prior to Transactions in April of 1995." Currently, the Company publishes 10 telephone directories, nine of which cover areas located in North Dakota and one of which covers an area in Utah. All nine of the North Dakota directories are included in an Option granted to Telecom in April of 1995.

See "Business -- Acquisition of RAFCO, -- Sale of Directories to Telecom, and -- Sale of Option to Telecom" for further information about these transactions. Under the terms of the RAFCO Agreement, the Company formed a Directory Division in which the Company's telephone directory publishing business and the business of two of its subsidiaries, Fronteer Personnel Services, Inc. ("FPS") and Fronteer Marketing Group, Inc. ("FMG") are conducted. The Directory Division is managed by an advisory board consisting of seven members, six of whom are former members of the Company's board of directors and the seventh member is Dennis W. Olson, president and a director of the Company.

         Directory Business. The Company's directory business currently publishes and distributes telephone directories covering nine areas in North
Dakota and one directory in Utah. In the areas covered by the Company's telephone directories, consumers often receive two telephone directories which contain the same telephone listings, one of which is published by the local telephone company and one of which is published by the Company's directory business. The Company's directory business competes directly with the directories published by local telephone companies and with other independent directory publishers. In some cases, there may be more than one independent directory publisher covering the same area. In the areas served by the Company's 10 directories, there are 17 competing directories, of which 15 are published by local telephone companies and two are published by other independent directory publishers. The Company's directory business publishes directories under contract with 13 small independent telephone companies, several of which are consolidated into larger directories. The Company published a total of 19 directories in fiscal year 1995. The table below shows information regarding the directories published by the Company during the last three fiscal years.

                                                                                            Advertising Revenue(2)
                                                      Approximate               -------------------------------------------------
Area                                                Circulation(1)             1993                 1994                     1995
----                                                --------------             ----                 ----                     ----

Central, SD .............................                27,000           $   106,022           $   118,964            $   135,924*

Jamestown, ND ...........................                18,000               102,070               109,016                120,352

Big Sky Central, MT .....................                24,000               142,011               156,791                176,896*

Valley City, ND .........................                12,000                54,938                61,266                 61,921

Durum Triangle, ND ......................                36,000               216,983               230,524                245,169

Williston Basin, ND .....................                66,000               422,779               455,216                500,956

Bismarck, ND ............................               140,000             1,118,530             1,229,907              1,336,220

Southeast, ND ...........................                30,000               243,041               256,940                263,993

Souris River
(Minot), ND .............................               110,000               770,063             1,965,301              2,012,701

Fargo, ND ...............................               175,000               996,886             1,094,488                     (3)

Badlands Consolidated
(Dickinson), ND .........................                37,000               353,449               370,487                     (3)

Billings, MT ............................               118,000               771,711               884,054              1,001,878*

Great Falls, MT .........................               102,000               485,917               521,722                     (4)*

Bullhead City, AZ
Laughlin, NV
Lake Havasu City, AZ ....................                91,000               291,067                    (4)                    (4)

Prescott, AZ ............................                82,000               334,919                    (4)                    (4)

Yuma, AZ ................................                60,000               137,382                    (4)                    (4)





                                                                                               Advertising Revenue(2)
                                                         Approximate               ------------------------------------------------
Area                                                   Circulation(1)             1993                 1994                    1995
----                                                   --------------             ----                 ----                    ----


Gila County, AZ .................................              33,000             154,154             160,912                   (4)

Flagstaff, AZ ...................................              86,000             388,234                  (4)                  (4)

Blythe, CA ......................................              23,000              80,882                  (4)                  (4)

Range, MT .......................................              27,000              71,154              86,593              124,996*

Twin Falls, ID ..................................              93,000             300,709             312,517                   (4)*

Mitchell/Huron, SD ..............................              47,000             229,087                  (4)                  (4)

Bridgerland, UT (5) .............................              42,000             326,203             348,683              396,530

Idaho Falls, ID .................................             144,000             707,248             816,109              920,712*

University of Montana ...........................              11,000              73,930              68,863               65,756

Ronan, MT .......................................              23,000                 ___             186,236              231,596*

Bozeman, MT .....................................              49,000                --                  --                400,283*

Big Horn Basin, WY ..............................              40,000                --                  --                263,671*


*  Directories sold to Telecom during fiscal year 1995.

(1)  Based on the number of directories printed.

(2)  Prior to discounts for early payments and national accounts.

(3)  Directory was incomplete at year end and no revenue was recognized in fiscal year 1995.

(4) Directory was sold to a third party and not published by the Company during fiscal year 1995.

(5) Independent directory not owned by the Company, but published by the Company under a publishing contract.


         The Company's directory business derives revenue by selling advertisements in the yellow pages portion of its directories, selling bold listings, selling color listings in the white pages, selling advertisements on the back cover page, and selling discount coupons for goods and services. The Company's directory business employs 56 persons, including 14 full time salespersons, who are compensated on a commission basis. The directory business owns its own typesetting equipment which allows it to produce camera ready copies of its directories. The camera ready copy is then printed by third party printers who bid on each printing job. During fiscal year 1995, the directory business utilized three different printers, with approximately 70% of the printing work performed by one printer. If this one printer were to go out of business, this event would not have a material adverse effect on the directory business. All of the raw materials used by the directory business are generally available and the directory business is not dependent on any single supplier. During fiscal year 1995, a worldwide paper shortage caused a 20% to 30% increase in the cost of the paper used in the directories published by the Company, but paper prices are not expected to rise significantly in the foreseeable future.

         The Company anticipates that its existing directory business will expand as a result of the sale by U.S. West Communications of 68 of its North Dakota telephone exchanges to 15 different small telephone companies. The Company's directory business currently has publishing contracts with 11 telephone companies which are buying a total of 43 exchanges from U.S. West Communications. The Company anticipates that the sale of exchanges by

U.S. West Communications will result in five of the Company's existing directories becoming the official directories for the new local telephone companies in these areas, leading to decreased competition and increased revenue for the Company's directory business.

         Fronteer Personnel Services, Inc. Since October of 1992, the Company has performed payroll and benefits administration for small businesses through its wholly owned subsidiary, Fronteer Personnel Services, Inc., a North Dakota corporation ("FPS"), which was formed on October 30, 1992. FPS markets its services to small businesses in and around the Bismarck, North Dakota metropolitan area. FPS had four employees as of December 1, 1995, and its office is located at 2208 East Broadway, Bismarck, North Dakota, 58501. FPS had revenues of $66,374 for the period from May 1, 1995 to September 30, 1995, compared with net revenues of $72,934 and $24,198 in fiscal years 1994 and 1993, respectively. Also, FPS had operating losses of $31,249 for the period from May 1, 1995 to September 30, 1995, compared with operating losses of $53,216 and $149,012 in fiscal years 1994 and 1993, respectively. On December 7, 1994, FPS acquired 49% of the outstanding stock of Native American Document Conversion Services, LLC, a North Dakota limited liability company ("NADCOS"). American
Indian Services, Inc., an Illinois corporation ("AISI"), is the majority shareholder of NADCOS. NADCOS is currently developing its business which it anticipates will consist primarily of document imaging and conversions. During fiscal year 1995, the business activities of NADCOS consisted of AISI marketing its services to the public.

         Fronteer Marketing Group, Inc. On April 3, 1995, the Company formed a new wholly owned subsidiary, Fronteer Marketing Group, Inc., a North Dakota corporation ("FMG"), which engages in the outbound telemarketing business. In April of 1995, FMG acquired the assets of a telemarketing business which had ceased operations due to financial difficulties. FMG conducts outbound telemarketing which consists of soliciting consumers and businesses by telephone. FMG has 24 full time and six part time employees. FMG markets its services nationwide primarily through the services of a telemarketing trade association. FMG's office is located at Highway 49 South, Beulah, North Dakota, 58523. FMG had revenues of $149,780 and operating losses of $103,244 for the period from May 1, 1995 to September 30, 1995.

         Financial Information. The Directory Division, including the Company's directory business, FPS and FMG, recognized $3,702,849 in revenue for the period May 1, 1995 through September 30, 1995, compared with $9,158,922 and $8,522,898 in fiscal years 1994 and 1993, respectively. The Directory Division experienced operating profits/losses of ($389,559) for the period from May 1, 1995 to September 30, 1995, as compared with $325,800 and ($205,018) in fiscal years 1994 and 1993, respectively.

         RAF FINANCIAL CORPORATION.

         General. RAF was incorporated in 1974 to engage in the retail stock brokerage business in the Rocky Mountain Area of the United States. RAF is registered as a broker dealer with the Securities and Exchange Commission ("Commission"), is a member of the National Association of Securities Dealers, Inc. ("NASD") and the Boston Stock Exchange, is an associated member of the American Stock Exchange, and is registered as a securities broker dealer in all 50 states. RAF is a member of the Securities Investor Protection Corporation ("SIPC") and other regulatory and trade organizations. RAF's securities business consists of providing securities transaction clearing services for other broker dealers on a fully disclosed basis, providing retail securities brokerage and investment services, trading fixed income and equity securities, providing investment banking services to corporate and municipal clients, managing and participating in underwriting corporate and municipal securities, and distributing mutual fund shares. During 1989, RAF registered the mark "RAF Financial Corporation" with the United States Patent and Trademark Office, and RAF has registered this name in 32 states. RAF intends to maintain all of its service mark registrations for the indefinite future in order to protect the goodwill associated with the mark. RAF conducts its business in five operating divisions. RAF's principal executive office is located at One Norwest Center, 1700 Lincoln Street, 32nd Floor, Denver, Colorado, 80203. RAF has branch offices located in Colorado Springs, Colorado; Fort Collins, Colorado; Atlanta, Georgia; Albany, New York; Reston, Virginia; and Chicago, Illinois.

         Correspondent Clearing Division. The Correspondent Clearing Division provides clearing services on a fully disclosed basis to other broker dealers ("Correspondents") under the name of RFC Clearing Services. In a fully disclosed clearing transaction, the Correspondent's customer's identity is known to RAF, RAF physically maintains the customer's account, and RAF performs a variety of services for the customer as agent for the Correspondent. RAF receives service charges and fees from the Correspondent for performing these services. Electronic data processing is an integral part of RAF's clearing operations. RAF operates all of the data processing hardware and software necessary to input trading and back office data. RAF utilizes a proprietary software system which was developed in a joint effort between Secutron and RAF and uses IBM hardware. RAF's clearing division business diminished during the first nine months of 1995 as compared with the period January 1, 1994, through December 31, 1994, due to increased competition.

         Retail Securities Brokerage Division. RAF conducts its retail brokerage business through its Retail Securities Brokerage Division. As of December 31, 1995, RAF had 115 account executives. At December 31, 1995, RAF had approximately 12,000 customer accounts, not including Correspondent customer accounts. RAF generates commission revenue when it acts as a broker on an agency basis, or as a dealer on a principal basis, to effect securities transactions for individual and institutional investors. RAF executes both listed and over the counter agency transactions for customers, executes transactions and puts and calls on options exchanges as agent for its customers, and sells a number of professionally managed mutual funds.

         Corporate Finance Division. The Corporate Finance Division provides financial advisory and capital raising services to corporate clients. Financial advisory services involve advising clients in mergers and acquisitions and in various types of corporate valuations. RAF acts as an underwriter, dealer, and selling group member in public and private offerings of equity and debt securities. During the first nine months of 1995, RAF raised approximately $6,000,000 for four companies through its investment banking activities, which included two public offerings and two private placements.

         Trading Division. Trading securities involves the purchase and sale of securities by RAF for its own account. Profits and losses are derived from the spread between bid and ask prices and market increases or decreases for the individual security during the holding period. RAF makes markets in corporate equities and trades in municipal and corporate bonds and various government securities. As of December 31, 1995, RAF made markets in 50 stocks.

         Public Finance Division. The Public Finance Division of RAF provides professional financial advisory services to public entities, participates in underwriting and selling both negotiated and competitive bid municipal bond offerings, and structures and participates in municipal bond refinancings. During the first nine months of 1995, RAF's participation in offerings of municipal securities was approximately $26,000,000 as manager of seven offerings.

         Financial Information. For the nine months ended September 30, 1995, RAF's revenues of $9,854,160 accounted for 57.4% of the Company's total operating revenues of $17,169,754 for the same period. RAF's revenues for the years ended December 31, 1994 and 1993 were $12,713,456 and $14,044,465 respectively. Also for the nine months ended September 30, 1995, RAF incurred a net loss of $809,790.

         RAF Regulatory Net Capital. As a registered broker dealer in securities, RAF is subject to the net capital rule ("Rule") of the Commission. Under this Rule, RAF is required to maintain net capital, as computed under the Rule, equal to the greater of $100,000 or 2% of aggregate debit items, as determined under the Rule. The purpose of this Rule is to establish minimum net capital deemed necessary for a broker dealer to meet its commitments to its customers and to provide a measurement standard of financial integrity and liquidity of broker dealers. The Rule also contains provisions which limit the withdrawal of equity capital from a registered broker dealer such as RAF by shareholders such as the Company and limits unsecured advances from a registered broker dealer to its shareholders, employees or affiliates. Equity capital may not be withdrawn if the resulting net capital would be less than 5% of aggregate debits. RAF's net capital at September 30, 1995, as computed under the Rule, was $1,988,915; RAF's minimum net capital requirement was $250,000 on such date; and RAF's excess net capital was $1,738,915 on such date. On September 30, 1995, RAF's ratio of net capital to aggregate debits was 41%. At September 30, 1995, RAF's stockholders' equity was $7,090,567. There are numerous deductions which must be made from the net worth of a broker dealer in computing its regulatory net capital under the Rule. RAF's net capital deductions relate primarily to equipment, facilities, and advances to affiliates.

         Sale of Bank Services Division. During the years 1991 through 1994, RAF directly invested in excess of $3,000,000 in the development of its Bank Services Division. These funds were utilized to develop computer software systems and to develop an organization consisting of data processing and marketing personnel. As a result, RAF's Bank Services Division operated at a loss during the development period in the amount of approximately $1,000,000. The services offered by this division to financial institutions, including banks, were designed to provide up to date information on the financial institution's liabilities, assets and business which would permit the client to make decisions in the areas of interest rate risk, liquidity, investment planning, annual budgets, strategic plans, and capital plans. During September of 1993, RAFCO entered into an agreement with Sheshunoff Information Services, Inc. ("SIS"), Trepp & Company, Inc. ("Trepp") and the Asset Backed Securities Group, a division of TFS Database Group, Inc., which is affiliated with Thomson Financial Networks Inc. ("Thomson") to form the STAR Alliance ("Alliance Agreement") to jointly market, prepare, and deliver specialized data and reports to the banking industry. Prior to July 1, 1995, RAFCO's primary responsibilities to the Alliance were the collection of data via modem or tape and the use of its proprietary software systems to make certain calculations and prepare reports for clients of the Alliance. From September of 1993, to June of 1994, the Bank Services Division of RAF performed these services for the Alliance on behalf of RAFCO. As of June 30, 1994, RAFCO transferred all of the business and ownership of the software systems to its wholly owned subsidiary, Risk Analytics, Inc. ("RAI"), and on July 1, 1994, RAI began performing services for the Alliance on behalf of RAFCO. As of January 1, 1995, RAFCO transferred ownership of RAI to RAF. Effective July 1, 1995, the members of the STAR Alliance signed a Termination Agreement in which RAI terminated its participation in the STAR Alliance. Simultaneously, RAI sold SIS all of the rights to its software ("STAR Software") and related products to enable SIS to assume RAI's former duties to the STAR Alliance. Under a Bill of Sale and a Services Agreement, both dated July 1, 1995, SIS purchased the STAR Software and agreed to pay RAF fees to use some of RAF's office space and related facilities for the transition period from July 1, 1995 through December 31, 1995, while SIS assumes RAI's former responsibilities to the STAR Alliance. RAI is bound by a covenant not to compete in the United States with the services offered by the remaining members of the STAR Alliance for two years after termination of the Alliance Agreement.

         Bank Loan. In March of 1993, RAFCO sold $775,000 of 10% Senior Subordinated Promissory Notes ("Notes") to two Illinois banks ("Banks"). The obligations represented by the Notes were assumed by the Company when it acquired the assets of RAFCO on April 27, 1995. In August of 1995, the Banks requested that the Company substitute conventional loans for the obligations represented by the Notes. The Company agreed to retire the Notes held by the Banks by entering into loan agreements with the Banks. RAI assigned its right to receive payments from SIS under the Termination Agreement discussed above to the Company and the Company then pledged this right to the Banks as collateral for the loans. In December of 1995, the Company executed promissory notes totalling $775,000, payable to the Banks in installments on each July 15 beginning in 1996 and ending in 1999. Under the Termination Agreement, the Company is entitled to receive a total of $1,625,150 payable in installments. The first installment of $475,150 was paid to RAI on July 1, 1995, and subsequent installments are due on each June 30 beginning in 1996 and ending in 1999.

SECUTRON CORP.

         General. Secutron was incorporated under Colorado law on May 11, 1979. The Company owns 47.5% of the outstanding stock of Secutron and Mr. Anthony R. Kay owns approximately 47% of the outstanding stock of Secutron. Secutron's business consists of designing, developing, installing, marketing, and supporting software systems for the securities brokerage industry. Secutron markets hardware and software to securities brokerage firms as an IBM business partner. Secutron's IBM business partner relationship is as an industry remarketer affiliate through Real Applications Ltd., located in Woodland Hills, California. Secutron's wholly owned subsidiary, MidRange Solutions Corp., is a Colorado corporation formed on January 1, 1993 ("MSC"). MSC is in the business of selling IBM hardware and hardware manufactured by competitors of IBM, and MSC acts as a distributor for software products which are proprietary to third parties. MSC sells hardware and software to businesses in several different industries, including manufacturers, distributors and health care providers. MSC also has a contract with a software company under which it markets sophisticated financial accounting software to manufacturers and distribution companies located in specific areas in which MSC is the exclusive distributor of this software.

         Products and Services. Secutron offers the following software products to the securities brokerage industry. The STARS software system is offered to broker dealers who clear their own transactions, and is a totally integrated software system which performs all of the functions required by self clearing broker dealers. The BCATS software system is offered to broker dealers who clear their securities transactions on a fully disclosed basis through a clearing broker dealer such as RAF, and is also a fully integrated software system which performs all of the accounting functions required by a fully disclosed broker dealer. The BCATS-MF software system is designed for use by broker dealers engaging in transactions in mutual funds. All of such software systems are designed to run on IBM computers. Both Secutron and MSC provide consulting, programming and facilities management services to their respective clients to support the software and hardware sold by them.

                              FUTURE BUSINESS PLANS

         The Company's general business strategy is to expand the businesses conducted by RAF and Secutron, while maintaining the business conducted by the Company's Directory Division at its present size. The Company plans to keep the number of directories published by its directory business constant, pending the sale of nine out of its ten directories to Telecom between June 1, 1997 and June 1, 1999, under the terms of Telecom's Option. See "Business -- Sale of Option to Telecom" for further information. Due to decreased competition in its existing directory markets, the Company anticipates that revenues from its existing directories will increase in fiscal year 1996. See "Business -- Competition -- Directory Business." FMG plans to open several new telemarketing centers throughout North Dakota during 1996. FMG anticipates that a new telemarketing center with 24 telephone stations will be opened in Bismarck in March of 1996, and FMG plans to open another center of the same size in different communities around North Dakota every 60 to 90 days during the next two years. FMG has a working relationship with a coalition of economic development organizations from nine small North Dakota communities, whereby the communities will provide office space at a nominal monthly rental charge as an incentive to bring the telemarketing centers and jobs to their areas. FMG has contracted with a consultant to help with FMG's purchase and installation of the technology which will allow FMG to tie all of its separate sites together to act as one large center. With the installation of new telemarketing centers, FMG will pursue large inbound telemarketing contracts. FMG hopes to have five centers operational with a total of approximately 150 employees by the end of fiscal year 1996. FPS anticipates revenue and income growth primarily through increased insurance commissions from its insurance division in fiscal year 1996. The Company also expects growth in its payroll services business in conjunction with the anticipated expansion of FMG, which is under contract with FPS for its payroll services.

         The volume of business conducted by RAF's clearing division in the first nine months of 1995 diminished due to increased competition and the Company's inability to match lower prices charged by the Company's clearing division competitors. The Company anticipates that the business conducted by RAF's clearing division will continue to diminish in fiscal year 1996. See "Business -- Description of Businesses -- RAF Financial Corporation --
Correspondent Clearing Division" for further information about this division. Management of the Company believes it is in the best interest of the entire Company to pursue a reduction in the clearing division business in order to decrease losses experienced and anticipated to be experienced by the clearing division. The Company plans to focus its efforts on increasing RAF's regulatory net capital and increasing the volume of business conducted by RAF's retail securities brokerage division. Management believes that increasing RAF's capital will give RAF the potential ability to expand its securities business which could make RAF more profitable and ultimately benefit all of the Company's businesses.

                        EMPLOYEES AND EMPLOYEE RELATIONS

         Employees. As of December 15, 1995, the Company had 287 full time employees, 84 of whom worked for the Directory Division in the Company's North Dakota offices and 172 of whom worked for RAF. As of December 15, 1995, Secutron had 31 employees. RAF's headquarters is located in Denver, Colorado, but 72 of RAF's employees work in branch offices of RAF located in Colorado Springs, Colorado; Fort Collins, Colorado; Reston, Virginia; Atlanta, Georgia; Albany, New York; and Chicago, Illinois. The Company considers its relations with its employees to be good.

                                   COMPETITION

         Directory Business. The Company's directory business competes primarily with U.S. West Direct, which publishes telephone directories in many of the same markets in which the directory business publishes directories. U.S. West Direct has several advantages that the Company's directory business does not possess, including greater financial resources, name recognition and an affiliation with U.S. West, a large telephone company. Management believes the Company's directory business is able to compete effectively with U.S. West Direct in obtaining contracts with independent telephone companies due to the following factors: (i) some of the Company's directories are so small they may not be of interest to U.S. West Direct; (ii) the Company's directory business maintains good relations with the telephone companies for which it publishes directories; and (iii) management believes that the Company's directory business publishes directories which are superior to U.S. West Direct's directories with respect to including information about the community and offering more types of advertisements. In addition, management believes the Company's directory business competes effectively with U.S. West Direct in obtaining advertisements for its directories for the following reasons: (i) in some markets, the Company's directories list special telephone numbers for certain advertisers which consumers can call to obtain community information and a message from the advertisers; and (ii) the Company's directories usually charge lower advertising rates than U.S. West Direct. The Company's directory business also competes less directly with other forms of advertising media such as newspapers, magazines, television and radio, although it is difficult to assess how the Company's directory business is affected by other forms of advertising.

         RAF. The securities industry has become considerably more concentrated and more competitive in recent periods as numerous securities firms have either ceased operation or have been acquired by or merged into other firms. In addition, companies not engaged primarily in the securities business, but having substantial financial resources, have acquired securities firms. The securities industry is now dominated by relatively few very large securities firms offering a wide variety of investment related services nationally and internationally. Numerous commercial banks have petitioned and received approval from the Board of Governors of the Federal Reserve System to enter into a variety of new securities activities. Various legislative proposals, if enacted, would permit commercial banks to engage in other types of securities related activities. These developments or other developments of a similar nature may lead to the creation of integrated financial service firms that offer a broader range of financial services than those offered by RAF. These developments have created large, well capitalized, integrated financial service firms with which RAF must compete. The securities industry has also experienced substantial commission discounting by broker dealers competing for institutional and individual brokerage business. An increasing number of specialized firms now offer
"discount" services to individual customers. These firms generally effect transactions for their customers on an "execution only" basis without offering other services such as investment recommendations and research. Such discounting and an increase in the number of new and existing firms offering such discounts could adversely affect RAF's retail securities business.

         The correspondent clearing business has become considerably more competitive over the past few years as numerous highly visible, large, well financed securities firms either have begun offering clearing services or have attempted to increase their securities clearing business. These developments have increased competition from firms with capital resources greater than those of RAF. Partially in response to this increase in competition, RAF has entered into negotiations with a large investment banking firm to sell its clearing division. The outcome of these negotiations is uncertain at this time.

         Secutron. Secutron competes with numerous software and hardware distribution firms, and hardware manufacturers, some of which are larger than Secutron with greater financial resources than Secutron. Secutron also competes with firms that specialize in industry specific software and those that offer a variety of software products to businesses in various industries. MSC competes with hardware manufacturers and other licensed distributors of IBM hardware and distributors of hardware manufactured by competitors of IBM. Many of MSC's competitors are larger than MSC and have greater financial resources.

                                   REGULATION

         Directory Business. The Company's directory business is not subject to regulation by federal, state or local governments. The directory business is a member of the Yellow Pages Publishers Association ("Association") which has its own Code of Ethics which regulates the business practices of its members with respect to solicitation and billing of advertisers. If the directory business were to violate this Code of Ethics, it could be expelled from membership in the Association and lose national advertising accounts.

         RAF. The securities industry in the United States is subject to extensive regulation under federal and state laws. The Securities and Exchange Commission ("Commission") is a federal agency charged with administration of the federal securities laws. Much of the regulation of brokers and dealers has been delegated to self regulatory organizations, principally the NASD and the exchanges. These self regulatory organizations adopt rules (which are subject to approval by the Commission) for governing the industry and conduct periodic examinations of member broker dealers. Securities firms are also subject to regulation by state securities commissions in the states in which they do business. Broker dealers are subject to regulations that cover all aspects of the securities business, including sales methods, trading practices among broker dealers, capital structure of securities firms, record keeping, and the conduct of directors, officers, and employees. Additional legislation, changes in rules promulgated by the Commission and by self regulatory organizations, or changes in the interpretation or enforcement of existing laws and rules often directly affect the method of operation and profitability of broker dealers. The Commission, the self regulatory authorities, and the state securities commissions may conduct proceedings which can result in censure, fine, suspension, or expulsion of a broker dealer, its officers, or employees.

         RAF is required by federal law to belong to SIPC. When the SIPC fund falls below a certain minimum amount, members are required to pay annual assessments. The SIPC fund provides protection for securities held in customer accounts up to $500,000 per customer, with a limitation of $100,000 on claims for cash balances.

         RAF is subject to the Commission's Uniform Net Capital Rule which is designed to measure the financial integrity and liquidity of a broker dealer and the minimum net capital deemed necessary to meet its commitments to its customers. RAF is in compliance with the Rule. Failure to maintain the required net capital may subject RAF to suspension by the Commission or other regulatory bodies and may ultimately require its liquidation. The Company is not itself a registered broker dealer and is not subject to the Net Capital Rule. However, under the Rule, the Company could be affected by the requirement that a broker dealer such as RAF under certain circumstances is prohibited, and under other circumstances may be temporarily restricted, by the Commission from the withdrawal of equity capital by a stockholder such as the Company.

ITEM 2.  PROPERTIES.

         Directory Division Properties. The directory business maintains its administrative offices and production facilities in a 9,400 square foot building owned by the Company at 216 North 23rd Street, Bismarck, North Dakota 58501. The Company is acquiring the property on which the building is located for $115,000 pursuant to a contract for deed with a nonaffiliated party. Since entering into the contract for deed, improvements totaling $122,519 have been made by the Company to the building. In October 1991, the Company completed renovation of 3,000 square feet of office space in this building. The improvements have been made with borrowed funds, and have been made part of the original contract for deed. The directory business also has a branch office at 1323 23rd Street South, Suite E, Fargo, North Dakota. FPS rents approximately 2,200 square feet of office space in a building located at 2208 East Broadway, Bismarck, North Dakota, 58501. FMG leases approximately 3,300 square feet of office space in a building located at Highway 49 South, Beulah, North Dakota.

         RAF Properties. RAF's principal offices are located at One Norwest Center, 1700 Lincoln Street, 32nd Floor, Denver, Colorado, 80203, which consist of approximately 47,071 square feet of office space leased from Norwest Bank of Colorado, National Association and Norwest Corporation for the 31st and 32nd floors, respectively, of One Norwest Center in Denver, Colorado. RAFCO was the original lessee in two subleases, one with United Bank of Denver National Association for the 31st floor and one with Norwest Corporation for the 32nd floor, both of which were effective on January 30, 1992. Both of the subleases will expire on April 30, 2007. United Bank of Denver, National Association subsequently assigned its interest in the sublease for the 31st floor to Norwest Bank of Colorado, National Association, following the acquisition of United Bank of Colorado by Norwest Bank. RAFCO subsequently assigned its interest in both of the subleases to the Company, which then signed subleases with RAF under the same terms and conditions set forth in the original subleases. RAF pays the Company monthly rent of $27,147 and $26,788 for the 31st and 32nd floors, respectively.

ITEM 3.  Legal Proceedings.

         Legal Proceedings Against the Directory Division. There are no pending material legal proceedings against the Company's directory business, FMG or FPS.

         Legal Proceedings Against RAF. During 1994, a lawsuit was filed against RAF in Case No. 94-2235- CA-B, in the Circuit Court for the Fifth Judicial Circuit in Marion County, Florida. The complaint alleges damages against RAF and others in excess of $10,000,000 arising out of the alleged improper handling of securities by RAF and other defendants. The claims asserted against RAF are breach of contract, negligent misrepresentation, breach of fiduciary duty, and joint and several liability of all defendants. RAF is vigorously defending this lawsuit on the basis that, as clearing agent for a Correspondent, which is one of the other defendants, RAF owed no duty to the plaintiff and was legally required to follow the Correspondent's instructions with respect to the securities at issue. In November of 1995, the court issued an injunction pursuant to which the securities which are the subject of the lawsuit were returned to the custody of the plaintiff, an action which, at a minimum, management believes will greatly mitigate any alleged damages. RAF has and will continue to vigorously contest this matter. In addition, RAF is currently a defendant or codefendant in seven arbitrations involving former customers, each alleging compensatory damages of $25,000 or less; RAF is currently a defendant or codefendant in seven arbitrations with former customers and one arbitration in which RAF acted as the clearing agent, each alleging compensatory damages of $300,000 or less; RAF has brought an arbitration action against former customers in response to informal customer complaints against RAF for compensatory damages of approximately $527,000; RAF is a defendant or codefendant in three additional arbitrations in which former customers are alleging compensatory damages ranging from $488,000 to $914,000; and RAF is a defendant or codefendant in two civil lawsuits brought by former customers, one alleging $35,000 in damages, and one alleging an unspecified amount of damages. RAF is currently appealing a judgment against RAF entered in a civil lawsuit in November of 1995 for $190,000. RAF has also been asked by a party in a legal proceeding to turn over approximately $690,000 allegedly held by RAF on behalf of a debtor in a pending lawsuit, and a former employee has brought suit against RAF for $11,000 in compensatory damages. Management believes that while the outcome of these matters may have some effect on earnings in an interim reporting period, the outcome of these matters will not have a significant adverse effect on any annual reporting period or on the overall financial condition of the Company. From time to time, RAF has claims asserted against it by its customers and customers of its Correspondents. This is common in the industry and RAF views it as a recurrent factor. There are no other pending material legal proceedings to which the Company or any of its subsidiaries are a party, or of which any of their respective properties is the subject.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of the Company's security holders during the Company's fiscal quarter ended September 30, 1995.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS


         (a) Market Information. The Company's Common Stock has been traded on the Nasdaq Small Cap Market under the symbol FDIR, since March 27, 1989. The following table shows the range of high and low bid quotations for the Common Stock, for each quarterly period since October 1, 1993, as reported by the NASD. These quotations represent prices between dealers and do not include retail markups, markdowns, or commissions and may not necessarily represent actual transactions.

                                                              Common Stock
                                                             ---------------
Fiscal Quarter Ended                                         High        Low
--------------------                                         ----        ---


December 31, 1993........................................    .75         .44
March 31, 1994...........................................    .81         .44
June 30, 1994............................................    .69         .44
September 30, 1994.......................................    .66         .53
December 31, 1994........................................    .53         .41
March 31, 1995...........................................    .66         .44
June 30, 1995............................................   1.56         .56
September 30, 1995.......................................    .88         .63


         (b) Holders. As of December 1, 1995, the Company had approximately 174 holders of record of its Common Stock and 19 holders of record of its Preferred Stock.


         (c) Dividends. The Company has not declared cash dividends on its Common Stock since its inception and the Company does not anticipate paying any dividends in the foreseeable future. The Company is precluded from paying dividends on its Common Stock so long as shares of Preferred Stock are outstanding and if dividends have not been paid in full on the Preferred Stock. Holders of Preferred Stock are entitled to receive, when, as and if declared by the Board of Directors out of funds at the time legally available therefor, cash dividends at an annual rate of 9% (equal to $.90 per share annually), payable quarterly in arrears. Cumulative dividends accrue and are payable to holders of record as they appear on the stock books of the Company on record dates which shall be the last day of the last calendar quarter ending prior to the dividend payment date. Preferred Stock dividends are payable quarterly at a rate of $0.23 per share ($.90 per share annually). The Preferred Stock was issued in April 1995 and the Company declared and paid two consecutive dividends for the quarters ended June 30, 1995 and September 30, 1995. Management currently believes that the Company will be able to pay the next quarterly dividend due in January 1996. The Preferred Stock has priority as to dividends over the Common Stock and any other stock of the Company ranking junior to or on a parity with the Preferred Stock and no dividend may be declared, paid or set aside for payment or other distribution declared or made upon the Common Stock or any other stock of the Company ranking junior to or on a parity with the Preferred Stock, nor shall funds be set aside for the purchase or redemption of any such stock, through a sinking fund or otherwise, unless all accrued and unpaid dividends on the Preferred Stock have been paid or declared and set aside for payment.


ITEM 6.  SELECTED FINANCIAL DATA

         As a result of the transaction described in the RAFCO Agreement, the former shareholders of RAFCO acquired a 55% interest in the Company. Accordingly, the transaction has been accounted for as a "reverse acquisition" of the Company by RAFCO using the purchase method of accounting and the Company's assets and liabilities prior to the transaction described in the RAFCO Agreement have been adjusted to their market value as of the date of the business combination. The adjustment to market value resulted in an intangible asset, directory publishing rights, which was recorded at $6,972,468. The Company's operations are included in the consolidated financial statements beginning May 1, 1995, the effective date of the business combination. As a result of the reverse acquisition accounting, historical financial statements presented for periods prior to the business combination date include the consolidated assets, liabilities, equity, revenues, and expenses of RAFCO only.

The following is selected consolidated financial information for the Company as of September 30, 1995 and for the nine months ended September 30, 1995, and for RAFCO as of December 31, 1994, 1993, 1992, 1991 and for each of the years in the four year period ended December 31, 1994. This information should be read in conjunction with the consolidated financial statements appearing in Item 8 of this Annual Report.

                        Nine
                       Months
                       Ended               Years Ended December 31,
                     September     ----------------------------------------
                     30, 1995*     1994       1993        1992         1991
                     ---------     ----       ----        ----         ----
                                          (In thousands)

    Revenue .....   $ 17,170    $ 16,259    $ 18,157    $ 17,297   $ 17,085

    Net Earnings      (1,892)       (353)        (23)        451        (30)
    (Loss)

    Loss per Com-       (.20)         **          **          **         **
    mon Share


                                                       December 31,
                                 September   ----------------------------------
                                 30, 1995*   1994      1993      1992      1991
                                 ---------   ----      ----      ----      ----

                                                (In thousands)

Working Capital ..............   $ 4,130   $ 2,443   $ 3,292   $ 1,890   $ 1,178

Total Assets .................    20,720    22,326    95,700    58,249    62,735

Total Long Term Liabilities ..     4,854     3,164     3,530     3,189     1,600

Total Stockholders' Equity  ..     5,442        1,188         1,594          805          853


*For the period January 1, 1995 through September 30, 1995. See "Business -- Acquisition of RAFCO -- Sale of Option to Telecom, and -- Sale of Directories to Telecom" for information regarding changes in the Company's business which occurred in fiscal year 1995.

**Due to the limited number of shares outstanding from 1991 through 1994, presentation of earnings per share is not meaningful.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition

         At September 30, 1995, shareholders' equity was $5,441,590 up $4,253,155 or 358%, over year end December 31, 1994. This increase was due to the shares issued in connection with the acquisition of RAFCO by the Company in April of 1995. The ratio of current assets to current liabilities at September 30, 1995, was 1.40 to 1, an increase from 1.14 to 1 at December 31, 1994.

RESULTS OF OPERATIONS

Nine Months Ended September 30, 1995 Compared With 12 Months Ended December 31, 1994

         The Company's acquisition of RAFCO under the terms of the RAFCO Agreement described in "Business - - Acquisition of RAFCO," has been accounted for as a reverse acquisition of Fronteer Directory Company, Inc. ("Fronteer") by RAFCO using the purchase method of accounting. This resulted in Fronteer adjusting its assets and liabilities to their fair market value at the effective date of the acquisition, or May 1, 1995. The enclosed financial statements show RAFCO and its subsidiaries for the years ended December 31, 1994 and 1993, and the nine months ended September 30, 1995, while the Company and subsidiaries, including RAFCO, are consolidated from May 1, 1995 to September 30, 1995, in accordance with the purchase method of accounting.

         On April 27, 1995, the Company entered into the Telecom Agreement whereby the Company sold 10 of its telephone directories to Telecom. See "Business -- Sales of Directories to Telecom." The transactions under the Telecom Agreement were accounted for in May of 1995, subsequent to the effective date of the business combination. The Company also granted an Option to Telecom on the same date whereby Telecom made a noninterest bearing and nonrecourse $500,000 loan to the Company in exchange for the Option to acquire the Company's nine North Dakota telephone directories. See "Business -- Sale of Option to Telecom." Because the Company adjusted its directories to their fair market value at the time of the acquisition of RAFCO, no gain or loss was recognized on the sale of the directories to Telecom. The book value of the directory publishing rights after the sale to Telecom was $4,692,769. This amount is being amortized over 10 years with amortization totalling $161,886 for the nine month period ended September 30, 1995.

         The Company incurred a net loss for the nine months ended September 30, 1995, of $1,891,873 which compares to a net loss of $353,426 for the 12 months ended December 31, 1994.

         Revenues for the nine months ended September 30, 1995 totalled $17,169,754, an increase of $910,854 over revenues of $16,258,900 for the year ended December 31, 1994. Directory revenues during the nine months ended September 30, 1995 totalled $3,625,038, which includes only five months of revenues for the directory business due to the business combination. Computer revenues from Secutron for the nine months ended September 30, 1995 were 92% of total revenues for the year ended December 31, 1994, an increase of 22% on an annualized basis. Broker dealer revenues for the nine months ended September 30, 1995 totalled $9,729,223 as compared to $12,713,456 for the year ended December 31, 1994. Broker dealer revenues for the nine months ended September 30, 1995 annualized for the year total $12,972,297, which is comparable to 1994.

         Broker dealer revenues generated by RAF are made up of several components, which have changed in their makeup and materiality from 1994. Broker commissions of $7,051,366 for the nine months ended September 30, 1995 exceeded last year's annual total of $5,792,268. This amounts to an increase of $1,259,098, or 62%, over 1995 annualized revenues. This increase resulted in large part from RAF's new sales offices in Reston, Virginia and Atlanta, Georgia, which were opened in the summer of 1994, as well as from the addition of brokers in existing sales offices. RAF plans to increase its sales force and number of sales offices in 1996 and has already opened a new sales office in Chicago, Illinois since September 30, 1995, the end of the fiscal year.

         Various changes in the way the Company evaluates its business opportunities took place in fiscal 1995. RAF's bank services division was sold to Sheshunoff Information Services, Inc. during the year. This completely eliminated bank services as a revenue source in 1995, while the bank services division produced revenue of over $1,150,000 during fiscal year 1994. Revenues from clearing operations also declined significantly during the nine months ended September 30, 1995 from $1,079,931 in 1994 to $182,215 in the nine months ended September 30, 1995. Factors specifically related to the clearing business and its capital requirements made the Company's clearing business uncompetitive during fiscal year 1995. The Company believes that its clearing operations will continue to decline in fiscal year 1996 due to its inability to compete in the clearing industry.

         The corporate and public finance divisions of RAF had significantly lower revenues in fiscal 1995 as compared to fiscal 1994 due to a decrease in activity subsequent to an active fourth quarter in 1994, the continued unpredictable impact of interest rate fluctuation, and an amendment to the Colorado State Constitution, which placed many restrictions on public financing in the State of Colorado. Revenues for 1994 of $3,032,968 decreased to $1,340,573 for the nine months ended September 30, 1995.

         Broker dealer commissions increased during the nine months ended September 30, 1995 by $785,543 over the year ended December 31, 1994, which coincides with an increase in commission revenues. However, commission revenues were up 22% over 1994, while commission expense was up only 18%. Not included in these percentages is a total of over $244,000 in advances to brokers which was forgiven and expensed during the nine months ended September 30, 1995. In order to attract broker dealers to RAF's two new offices in Reston, Virginia and Atlanta, Georgia, the former RAFCO made loans to its new salespeople. As the salespeople meet certain length of employment and sales goals, the loans are forgiven. A total of over $244,000 of these loans was expensed during 1995, while $180,000 remaining is being amortized over the employment period.

         General and administrative expenses (G & A) totalled $6,550,305 for the nine months ended September 30, 1995. This compares to $8,829,454 for the year ended December 31, 1994. A total of approximately $75,000 in expenses related to the Company's acquisition of RAFCO was incurred during the year and is included in G & A. During 1995, the Company wrote down a note receivable due from a former RAFCO employee in the amount of $338,000, which has been in G & A. G & A includes no expenses for the Company's directory business prior to May 1, 1995. Fixed operating expenses for both RAF and the Company's directory business are in a state of decline due to the reorganization, and the sale of RAF's bank services division and the sale of certain of the Company's directories.

         Interest income for the nine months ended September 30, 1995 totalled $496,316, a decline of $586,260 from the year ended December 31, 1994. This decrease is attributable to a large decline in the Company's margin debit interest, which is associated with the decline in the Company's clearing business and revenues during the period.

         Other revenues increased from $30,214 during fiscal 1994 to $579,337 in the nine months ended September 30, 1995. Revenues of $149,780 and $66,374 for FMG and FPS, respectively, are included for the nine months ended September 30, 1995. In addition, a gain on the sale of a condominium of $96,094 is included in the nine months ended September 30, 1995.

         The minority interest reflected in the financial statements relates to the approximately 52% of Secutron stock not owned by the Company.

Year Ended December 31, 1994 Compared With Year Ended December 31, 1993

         Fiscal 1994 operating revenues decreased by 10% ($1,897,710) compared with revenues in fiscal 1993. The revenues for RAF declined 9% in fiscal year 1994, while those of Secutron declined 13% from fiscal 1993. RAF commissions, clearing fees, and transactional charges declined in 1994 and there was no offset to these declines by corporate or public finance, nor by the bank services division. In particular, decreasing clearing revenues were of concern, because these were not anticipated to recover without acquiring greater financial resources to become "balance sheet competitive" with other broker dealers offering similar services. Finally, in 1994, Secutron hardware and software sales declined faster and further on a percentage basis than did the revenues of RAF. Secutron, however, was undergoing a transition in 1994 of shifting its own customer base to the sale and service of IBM products as well as software sales to the brokerage community. Only net interest income showed an increase in 1994, increasing $69,358, or 16% over fiscal 1993.

         1994 operating expenses decreased by $1,581,394, or 8%, a decrease similar to the decrease in operating revenues. Support personnel and related expenses at RAF were reduced and various departments decreased expenses, including cost of sales in 1994 compared with 1993. Expenses related to additional administrative costs, or the Correspondent clearing division, declined materially in 1994 compared with 1993.

Liquidity and Capital Resources

         At September 30, 1995, the Company had working capital of $4,130,358, up from $2,442,283 on December 31, 1994.

         The Company currently has a line of credit with its primary lender whereby the Company may borrow up to 75% of its billed directory accounts receivable under 60 days old. The Company currently has over $1,300,000 available on this line. The Company also has credit agreements with the Pershing Division of Donaldson, Lufkin & Jenrette, which includes a broker loan line of finance securities owned, securities held for correspondent accounts, and receivables in customer margin accounts. This line may also be used to release pledged collateral against day loans. Outstanding balances under these credit arrangements are adequate to meet the short term operating needs of RAF. Liquidity is expected to be adequate in fiscal 1996.

Inflation

         The effects of inflation on the Company's operations is not material and is not anticipated to have any material effect in the future.

New Accounting Standards

         Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long Lived Assets to Be Disposed Of (SFAS 121) was issued in March, 1995, by the Financial Accounting Standards Board. It requires that long lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. SFAS 121 is required to be adopted for fiscal years beginning after December 15, 1995. Adopting this statement by the Company is not expected to have a significant effect on the consolidated financial statements.

         Statement of Financial Accounting Standards No. 123, Accounting for Stock Based Compensation (SFAS 123), was issued by the Financial Accounting Standards Board in October, 1995. SFAS 123 establishes financial accounting and reporting standards for stock based employee compensation plans as well as transactions in which an entity issues its equity instruments to acquire goods or services from nonemployees. This statement defines a fair value based method of accounting for employee stock option or similar equity instrument, and encourages all entities to adopt that method of accounting for all of their employee stock compensation plans. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees. Entities electing to remain with the accounting in Opinion 25 must make proforma disclosures of net income and, if presented, earnings per share, as if the fair value based method of accounting defined by SFAS 123 had been applied. SFAS 123 is applicable to fiscal years beginning after December 15, 1995. The Company currently accounts for its equity instruments using the accounting prescribed by Opinion 25. The Company does not currently expect to adopt the accounting prescribed by SFAS 123; however, the Company will include the disclosures required by SFAS 123 in future consolidated financial statements.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


         The Consolidated Financial Statements and Supplementary Data that constitute Item 8 are included at the end of this report beginning on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         There were no changes in accountants or disagreements of the type required to be reported under this item between the Company and its independent accountants during the fiscal year ended September 30, 1994.

         On September 1, 1995, the Company's former accountant, Eide Helmeke & Co. ("Eide"), located in Bismarck, North Dakota, resigned as the Company's principal accountant. Eide's report on the Company's consolidated financial statements for the fiscal year ended September 30, 1994 did not contain an adverse opinion or a disclaimer of opinion, nor was it qualified or modified as to any uncertainty, audit, scope or accounting principles. Following the Company's acquisition of RAFCO in April 1995, the Board of Directors recommended and approved a change in accountants from Eide to KPMG Peat Marwick, LLP. During the Company's fiscal years ended September 30, 1993, and 1994, and during the interim period from October 1, 1994 through April 30, 1995, there were no disagreements with Eide on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement, if not resolved to Eide's satisfaction, would have caused it to make a reference to the subject matter of the disagreement in connection with its report. The Company engaged KPMG Peat Marwick, Denver, Colorado, as its principal accountant on September 29, 1995.

                                    PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         (a)  Identification of Directors

         The present term of office of each director will expire at the next annual meeting of shareholders and when his successor has been elected and qualified. The name, position with the Company, age of each director and the period during which each director has served are as follows:

Name and Position in the Company                  Age          Director Since
--------------------------------                  ---          --------------

Dennis W. Olson................................    55               1977
President and Director

Robert A. Fitzner, Jr..........................    50               1995
Director

Robert L. Long.................................    62               1995
Director


         Under the terms of the RAFCO Agreement, six of the seven members of the Board of Directors of the Company agreed to resign within 15 days after the date the RAFCO Agreement was signed and Dennis W. Olson, the seventh member of the Board, agreed to accept the resignations of the other six members and to appoint Robert A. Fitzner, Jr. and Robert L. Long as directors to fill two of the vacancies created by such resignations. Effective May 23, 1995, the resignations agreed to in the RAFCO Agreement were accepted, Messrs. Fitzner and Long were appointed as directors of the Company to fill two of the vacancies, and the size of the board of directors was set at three members. Other than the foregoing, there was no arrangement or understanding between any director or any other person pursuant to which any director was selected as such.

         (b)  Identification of Executive Officers.

         Each executive officer will hold office until his successor duly is elected and qualified, until his death, resignation or until he shall be removed in the manner provided by the Company's Bylaws. The Company's executive officers, their ages, positions with the Company and periods during which they served are as follows:


                   Name of Executive Officer
                   and Position in Company             Age    Officer Since
                   -----------------------             ---    -------------

                   Dennis W. Olson ............        55        1977
                   President of the Company

                   Robert A. Fitzner, Jr ......        50        1984*
                   President of RAF

                   Robert L. Long .............        62        1990*
                   Senior Vice President of RAF


*Messrs. Fitzner and Long have been officers of RAF for the periods indicated.

         There was no arrangement or understanding between any executive officer and any other person pursuant to which any person was selected as an executive officer.

         (c)  Identification of Certain Significant Employees.

         Not applicable.

         (d)  Family Relationships.

         Not applicable.

         (e)  Business Experience.

         Background. The following is a brief account of the business experience during the past five years of each director and executive officer of the
Company:


Name of Director or
Officer                     Principal Occupation During the Last Five Years
-------------------         -----------------------------------------------

Dennis W. Olson             President and a Director of the Company since 1977.

Robert A. Fitzner, Jr.      President,  Chief  Executive  Officer of  RAF  since
                            1984 and  Director of RAF since 1986, and a Director
                            of  Secutron  since  1986.  Mr. Fitzner  has  been a
                            Director of the Company since May of 1995,  when RAF
                            became a wholly owned subsidiary of the Company.

Robert L. Long              Senior Vice President  and Managing  Director of the
                            Corporate Finance Division of  RAF  since 1990.  Mr.
                            Long became a Director of the Company in May of 1995
                            after RAF became  a wholly  owned subsidiary of  the
                            Company.

         Directorships.

         No director of the Company is a director of any other entity that has its securities registered pursuant to Section 12 of the 1934 Act.

         (f)  Involvement in Certain Legal Proceedings.

                  No event required to be reported hereunder has occurred during the past five years.

         (g)  Promoters and Control Persons.

                  Disclosure under this paragraph is not applicable to the Company.


Compliance With Section 16(a) of the Securities Exchange Act of 1934.

         To the Company's knowledge, during the Company's fiscal year ended September 30, 1995, the only directors, officers or more than 10% shareholders of the Company that failed to timely file a Form 3, Form 4 or Form 5 were Dennis
W. Olson, Marlow Lindblom, Roland Haux and Larry Scott, each of whom filed late Forms 5 reporting the following number of transactions involving stock ownership which was the result of participation in the Company's ESOP and 401(k) retirement plans: Dennis W. Olson: nine transactions reported on five Forms 5; Marlow E. Lindblom: nine transactions reported on five Forms 5; Larry Scott: nine transactions reported on five Forms 5; and Roland Haux: four transactions reported on three Forms 5.

ITEM 11.          EXECUTIVE COMPENSATION

         The following table provides certain information pertaining to the compensation paid by the Company and its subsidiaries for services rendered by Dennis W. Olson, the President of the Company, Robert A. Fitzner, Jr., the president of RAF, and Robert L. Long, the senior vice president of RAF. RAF became a subsidiary of the Company in April of 1995.


                           SUMMARY COMPENSATION TABLE

                                                                                                         Long Term
                                                                                                       Compensation
                                                                       Annual Compensation                Awards
                                                             --------------------------------------     ------------
                                                  Year                                     Other
                                                 Ended                                     Annual        Securities     All Other
Name and                                        Septem-                                    Compen-       Underlying     Compensa-
Principal Position                              ber 30,      Salary($)         Bonus($)    sation($)     Options(#)     tion($)
------------------                              -------      --------          -------     --------      ----------     ---------


Dennis W. Olson .........................        1995        120,193(a)         10,000        (b)              0        100,000
 President of the .......................        1994        125,960                 0        (b)              0          1,543
 Company ................................        1993         94,275                 0        (b)        100,000          1,116

Robert A. Fitzner, Jr ...................        1995        132,000            40,000        573              0              0
 President of RAF .......................        1994        137,500            40,000        301              0              0
                  .......................        1993        132,000            40,000        108              0              0

Robert L. Long, .........................        1995        320,500(c)              0        (d)              0              0
 Senior Vice ............................        1994        453,551(c)              0        (d)              0              0
 President of RAF .......................        1993        359,596(c)              0        (d)              0              0


---------------------

(a) See "Employment Contracts and Termination of Employment and Change In Control Arrangements" below for a description of Mr. Olson's employment contract with the Company.

(b) The Company provided Mr. Olson with the use of an automobile during fiscal years 1993, 1994 and 1995, and paid a club membership during fiscal years 1993 and 1994, however, these benefits did not exceed 10% of his aggregate cash compensation for the years indicated. Mr. Olson participates in Company sponsored employee insurance programs on the same terms as other employees.

(c)      Mr. Long is compensated on a commission basis only.






(d) Mr. Long's compensation for each of the fiscal years shown does not include warrants received as compensation from RAF. Such warrants do not have value unless and until they are exercised or sold.

         Effective September 30, 1988, the Company adopted an Incentive Stock Option Plan ("Plan"). The purpose of the Plan is to secure and retain key employees of the Company. The Plan authorizes the granting of options to officers, directors, and employees of the Company to purchase 600,000 shares of the Company's Common Stock subject to adjustment for various forms of recapitalization that may occur. No options may be granted after September 30, 1998, and fair value of options granted to each optionee cannot exceed $100,000 per year.

         An employee must have six months of continuous employment with the Company before he or she may exercise an option granted under the Plan. Options under the Plan may not be granted at less than fair market value at the date of the grant. Options granted under the Plan are nonassignable and terminate three months after the optionee's employment ceases, except in the case of employment termination due to disability of the optionee, in which event the option expires twelve months from the date employment ceases. The Plan is administered by a committee selected by the Company's Board of Directors.

         Effective December 12, 1988, the Company granted options under the Plan to 37 individuals, which included 32 employees, the Company's three officers, and two outside directors, for each such individual to purchase 4,000 shares at $.70 per share through December 12, 1993. Such grants involved an aggregate of 148,000 shares. Employees hired after December 12, 1988, and with the Company for six consecutive months, were each granted options to purchase 4,000 shares of the Company's stock at the closing price on the date of the grant, limited to a floor of $.70 per share. At September 30, 1995, options to purchase 43,000 shares under the Plan had been exercised and other options previously granted to purchase 342,000 shares had expired. Currently there are no options outstanding and 557,000 shares remain in the Plan.

                        OPTION GRANTS IN LAST FISCAL YEAR

     No options were granted by the Company to Robert A. Fitzner, Jr., Dennis W. Olson or Robert L. Long during the Company's fiscal year ended September 30, 1995.

                           AGGREGATED OPTION EXERCISES
                       IN LAST FISCAL YEAR AND FISCAL YEAR
                                END OPTION VALUES

         The following table sets forth information with respect to Dennis W. Olson and Robert L. Long concerning the exercise of options and underwriter's warrants during the Company's last fiscal year ended September 30, 1995, and unexercised options and warrants held as of September 30, 1995. Robert A. Fitzner, Jr. does not own any options or warrants to purchase securities of the Company.

                                                                 Number of Securities
                                                               Underlying Unexercised              Value of In-the-Money
                                                                      Options at                          Options at
                                                                September 30, 1995(#)             September 30, 1995($)(1)
                           Shares Acquired    Value       --------------------------------    -------------------------------
Name                        on Exercise(#)  Realized($)     Exercisable/    Unexercisable       Exercisable/    Unexercisable
----                       ---------------  ----------    -------------     -------------     -------------     -------------

Dennis W. Olson .............   - 0 -        - 0 -            100,000           - 0 -               - 0 -          - 0 -

Robert L. Long .............    - 0 -        - 0 -              8,125           - 0 -               - 0 -          - 0 -



(1) Value of unexercised in-the-money options or warrants is the market price of the underlying shares of Common Stock at September 30, 1995, less the exercise price of the options or warrants.


         Compensation of Directors--Standard Arrangement.

         Prior to the change in the members of the Board of Directors in May of 1995, directors of the Company who were not employees or officers received $1,000 per quarter. Since May of 1995, directors receive no compensation. Directors of Secutron who are not also officers or employees of Secutron receive $30,000 annually.

         Long Term Incentive Plans - Awards in Last Fiscal Year.

         During the year ended September 30, 1995, the executive officers of the Company earned or were awarded shares pursuant to the Company's Employee Stock Ownership Plan and the Company's 401(k) Plan as follows:


                                                 Number of
                                                 Shares of
                                               the Company's
            Name                               Common Stock
            -----                         ----------------------


            Dennis W. Olson ......        1,482(1)      642(2)

            Robert A. Fitzner, Jr             0(1)        0(2)

            Robert L. Long .......            0(1)        0(2)


(1) Pursuant to Employee Stock Ownership Plan. See discussion below with respect to vesting of shares of Common Stock pursuant to the ESOP Plan.

(2) Pursuant to 401(k) Plan. See discussion below with respect to vesting of shares of Common Stock contributed to the 401(k) Plan.

         On September 22, 1989, the Company's Board of Directors adopted an Employee Stock Ownership Plan ("ESOP Plan") which provides in pertinent part that the Company may annually contribute tax deductible funds to the ESOP Plan, at its discretion, which are then allocated to the Company's employees based upon the employees' wages in relation to the total wages of all employees in the ESOP Plan.

         The ESOP Plan provides that more than half of the assets in the ESOP Plan must consist of the Company's Common Stock. The ESOP Plan is administered by a board of trustees under the supervision of an advisory committee, both of which are appointed by the Company's board of directors. At September 30,1995, the ESOP Plan owned 493,900 shares of the Company's Common Stock and no other marketable securities. The ESOP Plan also had an outstanding bank loan of $350,000, which was secured by the stock in the ESOP Plan and was guaranteed by the Company. Employees become vested in the shares of the Company's Common Stock after six years in the ESOP Plan. Executive officers participate in the ESOP Plan in the same manner as other employees. Employees are 20% vested after two years, vesting an additional 20% each year up to 100% after six years in the ESOP Plan.

         On April 1, 1991, the Company initiated a 401(k) plan, which provides in pertinent part that the Company's employees may deduct money from their paychecks on a pretax basis, which is invested into any of six investment choices provided by the 401(k) Plan. Taxes on funds invested in the 401(k) Plan are deferred until the money is drawn out, usually at retirement. All employees as of April 1, 1991, were eligible for the 401(k) Plan and new employees after that date become eligible for the 401(k) Plan on the April 1 or October 1 immediately following the completion of one year of employment. As an incentive, the Company provides a matching contribution of shares of the Company's Common Stock at the end of the year. This matching goes to all employees who are with the Company on September 30 and is a dollar for dollar matching up to the first $312.

Employees become vested in this matching at the rate of 20% per year, commencing two years after employment begins, and they are 100% vested after six years with the Company. At September 30, 1995, 254,800 shares of the Company's Common Stock had been purchased by the 401(k) Plan. Officers participate in the Plan in the same manner as other employees.

         The Company has no other bonus, profit sharing, pension, retirement, stock purchase, deferred compensation, or other incentive plans.

        Employment Contracts and Termination of Employment and Change-In-Control Arrangements.

         There is no employment  contract  between the Company or RAF and Robert
A. Fitzner, Jr. Robert L. Long and RAF have an oral agreement whereby Mr. Long receives commissions based on a percentage of the dollar amount of his clients' transactions and the dollar amount of all RAF corporate finance transactions and he receives one half of all warrants received by RAF as compensation for corporate finance transactions.

         Legally effective as of January 1, 1995, the Company entered into an employment agreement with its president, Dennis W. Olson. The employment agreement is for a term of three years ending January 1, 1998; provides for annual compensation and benefits, provides that upon full disability, Mr. Olson will be entitled to full salary for three months, two thirds salary for three months, and one half salary for six months; provides that the employment agreement shall be binding upon any successor to the Company; and the agreement provides that, upon the expiration of the employment agreement, the Company shall be required, at Mr. Olson's option, to purchase from him up to 500,000 shares of the Company's Common Stock at $1.00 per share.

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         (a)(b)  Security Ownership of Certain Beneficial Owners and Management.

         The following table sets forth as of December 1, 1995, the number of shares of the Company's outstanding Common Stock and Preferred Stock beneficially owned by each of the Company's current directors and officers, sets forth the number of shares of the Company's Common Stock and Preferred Stock beneficially owned by all of the Company's current directors and officers as a group and sets forth the number of shares of the Company's Common Stock and Preferred Stock owned by each person who owned of record, or was known to own beneficially, more than 5% of the Company's outstanding shares of Common Stock and Preferred Stock respectively:


                                    Amount and Nature
                                      of Beneficial                 Percent of
Name and Address of                   Ownership (1)                   Class
Beneficial Owner or             ------------------------       --------------------
Officer or Director             Common         Preferred       Common     Preferred
-------------------             ------         ---------       ------     ---------


Robert A. Fitzner, Jr ....   5,665,793(2)       7,500(3)        45.2%       8.6%
1700 Lincoln St.
32nd Floor
Denver, CO 80202

Kanouff Corporation ......   1,558,078              0           12.4%         0
1610 Wynkoop St.
Suite 200
Denver, CO 80202

Dennis W. Olson ..........     683,814(4)           0            5.4%         0






                                    Amount and Nature
                                      of Beneficial                 Percent of
Name and Address of                   Ownership (1)                   Class
Beneficial Owner or             ------------------------       --------------------
Officer or Director             Common         Preferred       Common     Preferred
-------------------             ------         ---------       ------     ---------


Robert L. Long .........      603,125(5)            0              4.8%       0

All officers and  .......   6,876,555(6)        7,500             54.8%    8.6%
directors as a group
(3 persons)

------------------

(1)      Each person has the sole voting and investment power over the shares indicated.

(2) Includes 881,088 shares over which Mr. Fitzner has voting power pursuant to four Voting Agreements and Irrevocable Proxies dated June 2, 1995, one each between Mr. Fitzner and Dorothy K. Englebrecht, Steven Fishbein, Peter O'Leary and Arlene Wilson. The irrevocable proxies expire on July 16, 1997 and the voting trust agreements expire on September 15, 1997. See "Business -- Acquisition of RAFCO."

(3)      Includes 2,500 shares of Preferred Stock owned by Earlene E. Fitzner, Mr. Fitzner's mother, over which shares Mr.
         Fitzner has voting power.

(4)      Includes 100,000 shares of Common Stock underlying a stock option, 6,487 shares held in the Company's ESOP Plan and 2,108 shares held in the Company's 401(k) Plan.

(5)      Includes 78,125 underwriter's warrants held by Mr. Long.

(6)      Includes shares underlying the stock options held by Mr. Olson.


         (c)  Changes in Control.

         There are presently no arrangements of any kind which may at a subsequent date result in a change in control of the Company.

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     (a)(b) Transactions With Management and Others and Certain Business Relationships.

         Certain officers and directors of the Company have in the past made personal loans to the Company when it was in need of short term financing. At September 30, 1995, such loans from affiliates were as follows:


                                           Interest       Maturity
Lender                     Amount          Rate           Date
------                     ------          --------       --------


Dennis W. Olson .......   $200,000         11.5%          On Demand



This loan is unsecured, at a rate that would generally be available from local banking institutions for good customers and is subordinated to then outstanding bank loans to the Company. All loan transactions with related persons have been on terms no less favorable than those available from third parties. It is probable that the Company will continue to engage in such borrowing activities in the future; however, there are currently no specific plans to do so.

     Robert A. Fitzner, Jr. became a director of the Company as a result of the reorganization transaction set forth in the RAFCO Agreement. See "Business -- Acquisition of RAFCO." As a result of such reorganization transaction, Mr. Fitzner received 4,784,705 shares of the Company's Common Stock and 5,000 shares of the Company's Preferred Stock. As a result of such reorganization transaction, the Company assumed the obligation to Mr. Fitzner on a 10% senior subordinated note due December 31, 2003 in the amount of $50,000. As a result of such reorganization transaction, the Company issued 2,500 shares of Preferred Stock to Earlene E. Fitzner, Mr. Fitzner's mother, and the Company has assumed the obligation to pay a 10% senior subordinated note due December 31, 2003 in the principal amount of $150,000 to Mr. Fitzner's mother and has assumed the obligation to pay a 10% senior subordinated note due December 31, 2003 in the principal amount of $50,000 to Mr. Fitzner's father, Robert A. Fitzner, Sr.

         As a result of the reorganization transaction set forth in the RAFCO Agreement, Kanouff Corporation became the beneficial owner of approximately 12.4% of the Company's outstanding stock. See "Business -- Acquisition of RAFCO." Patricia M. Kanouff is an officer, director, and sole shareholder of Kanouff Corporation and John P. Kanouff, the husband of Patricia M. Kanouff, is an officer of Kanouff Corporation. John P. Kanouff is an officer, director, and shareholder of Hopper and Kanouff, P.C., a company providing legal services to clients, including the Company, RAF, and Secutron. During the period from October 1, 1994, to September 30, 1995, an aggregate of $316,000 was paid by the Company, RAF, and Secutron to Hopper and Kanouff, P.C. for legal services.

         Robert L. Long became a director of the Company as a result of the reorganization transaction set forth in the RAFCO Agreement. See "Business -- Acquisition of RAFCO." During 1992, the Company entered into an investment banking agreement with RAF. As of April 26, 1995, RAF became a wholly owned subsidiary of the Company. One of the terms of Mr. Long's employment by RAF is that he will receive a percentage of any investment banking fees received by RAF. Under the investment banking agreement, the Company would be obligated to pay a fee to RAF as a result of the reorganization transaction between the Company and RAFCO which is described in "Business -- Acquisition of RAFCO." RAF has agreed to waive its portion of any such investment banking fee. On April 26, 1995, the Company agreed to pay a merger and acquisition fee to Mr. Long in an amount to be determined by negotiation within a reasonable time after April 26, 1995. Dennis W. Olson, Robert A. Fitzner, Jr., and Robert L. Long are in the process of negotiating the amount of such fee.

         Dennis W. Olson is currently an officer and a director of the Company. On April 27, 1995, the Company entered into an agreement to sell certain of its assets to Telecom as described in "Business -- Sale of Directories to Telecom." Pursuant to the Telecom Agreement, Mr. Olson and certain other employees of the Company entered into agreements not to compete with Telecom. As compensation for this noncompetition agreement, Telecom has paid $100,000 out of the total of $250,000 to Mr. Olson. On April 27, 1995, the Company granted an option to Telecom to purchase additional assets of the Company, as described in "Business -- Sale of Option to Telecom." This option is exercisable for a period of two years beginning on June 1, 1997. If Telecom exercises this option, Mr. Olson and certain other employees of the Company will be obligated to enter into additional noncompete agreements with Telecom and will be paid additional amounts in consideration for such noncompete agreements. The amount of such noncompetition payments will not be determined until after Telecom exercises its option.

         On March 22, 1995, Marlow E. Lindblom exercised a stock option and purchased 20,000 shares of Common Stock of the Company at $0.54 per share, and on April 28, 1995, Roland Haux exercised a stock option and purchased 70,000 shares of Common Stock of the Company at $0.58 per share. The Company has repaid the following loans to the president and former officers and directors: Dennis
W. Olson was repaid $20,000 on April 18, 1995; Marlow E. Lindblom was repaid $10,000 on March 21, 1995; and Roland Haux was repaid $40,000 on April 27, 1995.

                                     PART IV



ITEM 14.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K


         (a)(1)  Financial Statements.


         Independent Auditor's Report
         Consolidated Balance Sheets--September 30, 1995 and 1994
         Consolidated Statements of Operations--Nine  Months Ended September 30,
            1995 and Years Ended December 31, 1994 and 1993
         Consolidated Statement of Changes in Stockholders'  Equity--Nine Months
            Ended September 30, 1995 and Years Ended December 31, 1994 and 1993
         Consolidated  Statements of Cash Flows--Nine Months Ended September 30,
            1995 and Years Ended December 31, 1994 and 1993
         Notes to Consolidated Financial Statements


         (a)(2)  Financial Statement Schedules.

         None


         (b)  Current Reports on Form 8-K:


         During the fiscal quarter ended September 30, 1995, one Current Report on Form 8-K was filed on July 10, 1995, amending a Current Report filed on May 9, 1995. The amended Current Report contained consolidated financial statements for RAFCO, Ltd. as of December 31, 1994 and 1993 and for the years ended December 31, 1992, 1993 and 1994, unaudited financial statements for RAFCO for the three months ended March 31, 1995, unaudited pro forma financial information for the Company as of March 31, 1995, for the six months ended March 31, 1995 and for the year ended September 30, 1994, and an auditor's report.

         (c)  Exhibits.

Exhibit 2.1 Plan of Reorganization and Exchange Agreement dated April 26, 1995 with Exhibits A, B, C, F and I (incorporated by reference to Exhibit 2.1 to Registrant's 8-K dated May 9,
                  1995).

Exhibit 2.2 Sale and Purchase Agreement dated April 27, 1995, with Exhibits A and J (incorporated by reference to Exhibit 2.2 to Registrant's 8-K dated May 9, 1995).

Exhibit           2.3 Option Agreement dated April 27, 1995, with Exhibits A, B,
                  and  D   (incorporated   by   reference   to  Exhibit  2.3  to
                  Registrant's 8-K dated May 9, 1995).


Exhibit 3.0       Articles of Incorporation of Registrant.

Exhibit 3.0(i) Articles of Amendment to the Registrant's Articles of Incorporation dated April 28, 1995 (incorporated by reference to Exhibit 3.0(i) to Registrant's 8-K dated May 9, 1995).

Exhibit 3.2       Bylaws of Registrant.

Exhibit 9.1 Voting Trust Agreement between Robert A. Fitzner, Jr. and Dorothy K. Englebrecht dated June 2, 1995.

Exhibit 9.2 Voting Trust Agreement between Robert A. Fitzner, Jr. and Steven M. Fishbein dated June 2, 1995.

Exhibit 9.3 Voting Trust Agreement between Robert A. Fitzner, Jr. and Peter K. O'Leary dated June 2, 1995.

Exhibit 9.4 Voting Trust Agreement between Robert A. Fitzner, Jr. and Arlene M. Wilson dated June 2, 1995.


Exhibit 10.1      Incentive Stock Option Plan as amended January 15, 1992.

Exhibit 10.2      Employee Stock Ownership Plan.

Exhibit 10.3      401(k) Plan.

Exhibit 10.4 Employment Agreement between Dennis W. Olson and the Regis-trant dated January 1, 1995.

Exhibit 10.5      Employees/Officers/Directors  Form  of  Non-Competition
                  Agreement;   Covenant  Not  to  Compete  and   Confidentiality
                  Agreement   (incorporated  by  reference  to  Exhibit  2.2  to
                  Registrant's 8-K dated May 9, 1995).

Exhibit 16        Letter Re Change in Certifying Accountant.

Exhibit 21        Subsidiaries of the Registrant.

Exhibit 27        Financial Data Schedule

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  January 16, 1996           FRONTEER DIRECTORY COMPANY, INC.
                                   a Colorado corporation



                                   By: /s/ Dennis W. Olson
                                      -----------------------------------
                                      Dennis W. Olson, President and Chief
                                      Executive Officer



                                   By: /s/ Lance Olson
                                      ------------------------------------
                                      Lance Olson, Principal Accounting Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Date                     Name and Title               Signature
----                     --------------               ---------

January 16, 1996         Dennis W. Olson, Director    /s/ Dennis. W. Olson
                                                      ------------------------

January 16, 1996         Robert A. Fitzner, Jr.       /s/ Robert A. Fitzner, Jr.
                         Director                     -------------------------

January 16, 1996         Robert L. Long, Director      /s/ Robert L. Long
                                                       ------------------------


               FRONTEER DIRECTORY COMPANY, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                    September 30,  December 31,
                                                        1995           1994
                                                    -------------  -----------
              ASSETS

CURRENT ASSETS:
  Cash and cash equivalents ......................   $ 2,148,675     2,276,654
  Broker dealer customer receivables, net ........     5,004,686    13,705,027
  Receivables from brokers or dealers and
    clearing organizations .......................       340,995       746,260
  Trade receivables, net .........................     3,323,071       465,420
  Other receivables ..............................       237,489       426,390
  Securities owned, at market value ..............     1,374,725     1,406,214
  Current portion of long-term notes receivable ..       731,766       589,598
  Deferred directory costs .......................       438,412          --
  Deferred income taxes ..........................       368,374       109,000
  Other assets ...................................       412,967       525,185
                                                     -----------   -----------

       Total current assets ......................    14,381,160    20,249,748


  PROPERTY, FURNITURE AND EQUIPMENT, net
    of accumulated depreciation ..................     1,698,488     1,424,689

  LONG-TERM NOTES RECEIVABLE, net of
    current portion ..............................       109,091          --

  DEFERRED INCOME TAXES ..........................          --         651,521

  INTANGIBLE ASSET:
    Directory publishing rights, net of
      accumulated amortization of $161,886 .......     4,530,883          --
                                                     -----------   -----------
       Total assets ..............................   $20,719,622    22,325,958
                                                     ===========   ===========
      ............................................                 (Continued)



               FRONTEER DIRECTORY COMPANY, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS, CONTINUED


                                                    September 30,  December 31,
                                                        1995           1994
                                                    -------------  -----------
              ASSETS

LIABILITIES AND STOCKHOLDERS' EQUITY:

  Accounts payable, accrued expenses,
    and other liabilities ........................   $ 2,958,180      1,693,286
    Broker dealer customer payables ..............     2,181,284      2,767,761
    Payables to brokers or dealers and
    clearing organizations .......................     1,999,687     11,698,061
  Deposits from clearing correspondent
    brokers or dealers, net ......................       483,319      1,067,338
  Current portion of long-term debt ..............       939,706        555,675
  Notes payable to related parties ...............       548,900           --
  Deferred revenue ...............................       639,184           --
  Income taxes payable ...........................       207,643           --
  Other current liabilities ......................       292,899         25,344
                                                     -----------    -----------

       Total current liabilities .................    10,250,802     17,807,465

  LONG-TERM DEBT, NET OF CURRENT PORTION .........     1,974,226      1,363,156
  DEFERRED RENT CONCESSIONS ......................     1,794,631      1,800,744
  DEFERRED INCOME TAXES ..........................     1,085,590           --
                                                     -----------    -----------

       Total liabilities .........................    15,105,249     20,971,365
                                                     -----------    -----------

  MINORITY INTEREST IN SUBSIDIARY ................       172,783        166,158
                                                     -----------    -----------

  STOCKHOLDERS' EQUITY:
    Series A voting cumulative  preferred stock, .
      authorized 25,000,000 shares, $0.10
      par value, 87,500 shares issued
      and outstanding at September
      30, 1995 (liquidation preference of $875,000)...  875,000            --
    Series A cumulative participating preferred
      stock, authorized 600,000 shares, $.03 par
      value, 87,500 shares issued and outstanding
      at December 31, 1994; cancelled in 1995 ..            --          823,750
    Common stock; authorized 100,000,000
      shares, $0.01 par value; 12,558,061 shares
      issued at September 30, 1995 .........             125,581           --
    Class A common stock, authorized 10,000,000 shares,
      $0.01 par value; 13 shares issued and outstanding
      at December 31, 1994; cancelled in 1995               --                1
    Class B common stock, authorized 10,000,000 shares,
      $0.02 par value; no shares issued                     --             --
    Additional paid-in capital ...................     6,431,343             99
    Retained earnings (deficit) ..................    (1,560,100)       364,585
    Treasury stock, 87,084 shares at cost ........       (80,234)          --
    Unearned ESOP shares .........................      (350,000)          --
                                                     -----------    -----------

       Total stockholders' equity ................     5,441,590      1,188,435
                                                     -----------    -----------

  COMMITMENTS AND CONTINGENCIES (Notes 5, 14, and 17)
       Total liabilities and .....................   $20,719,622     22,325,958
         stockholders' equity ....................   ===========    ===========

See accompanying notes to consolidated financial stateme


                     FRONTEER DIRECTORY COMPANY, INC. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF OPERATIONS
                          NINE MONTHS ENDED SEPTEMBER 30, 1995 AND
                           YEARS ENDED DECEMBER 31, 1994 AND 1993

                                                                               Year Ended
                                                    Nine Months Ended          December 31,
REVENUE:                                            September 30, 1995      1994         1993
                                                    ------------------      ----         ----
       Directory ....................................   $  3,625,038           --             --
       Brokerage commissions ........................      7,051,366      5,792,268      6,527,515
       Investment banking ...........................      1,340,573      3,032,968      1,955,234
       Trading profits, net .........................        830,551        696,814      2,224,732
       Other broker dealer ..........................        506,733      3,191,406      3,336,984
       Computer hardware and
         software operations ........................      3,236,156      3,515,230      4,041,575
       Other ........................................        579,337         30,214         70,570
                                                           ---------    -----------    ----------
                                                          17,169,754     16,258,900    18,156,610
                                                         -----------    -----------    ----------
     COST OF SALES AND OPERATING
       EXPENSES:
       Directory cost of sales ......................      3,454,454           --             --
       Broker dealer commissions ....................      5,049,208      4,263,665      4,696,299
       Computer cost of sales .......................      3,538,652      3,739,649      3,837,293
       General and administrative ...................      6,550,305      8,829,454      9,782,370
       Depreciation and amortization ................        564,411        395,572        493,772
                                                         -----------    -----------    ----------
                                                          19,157,030     17,228,340    18,809,734
                                                         -----------    -----------    ----------

            Operating loss ..........................     (1,987,276)   (  969,440)   (   653,124)
                                                         -----------    -----------    ----------

     OTHER INCOME (EXPENSE):
       Interest income ..............................        496,316      1,082,576        860,492
       Interest expense .............................     (  395,777)    (  567,901) (     415,175)
                                                          -----------    -----------    ----------
                                                             100,539        514,675        445,317
                                                          -----------    -----------    ----------
          Loss before minority interest,
           income taxes and cumulative
           effect of change in accounting                 (1,886,737)    (  454,765)     ( 207,807)
       Minority interest in loss
         (earnings) .................................     (    5,136)       101,339        (89,883)
                                                         -----------    -----------    ----------
          Loss before income taxes and
           cumulative effect of change
           in accounting ............................     (1,891,873)    (  353,426)      (297,690)
       Income tax benefit ...........................           --             --          133,569
                                                          ----------    -----------    ----------
          Loss before cumulative effect
           of change in accounting
           for income taxes .........................     (1,891,873)      (353,426)      (164,121)

       Cumulative effect of change in
         accounting for income taxes ................           --             --          141,080
                                                         -----------    -----------    ----------

               Net loss .............................   $ (1,891,873)      (353,426)       (23,041)
                                                                         ==========    ============

       Preferred stock dividend .....................        (32,812)           *             *
                                                           ----------
       Net loss per common shareholders                 $ (1,859,061)           *             *
                                                           ==========
       Weighted average number of
         common shares outstanding ..................      9,408,431            *             *

       Loss per common share ........................   $     (0.20)            *             *

  * Due to the limited number of shares outstanding during 1994 and 1993, presentation of loss per share is not meaningful.

  See accompanying notes to consolidated financial statements.


                     FRONTEER DIRECTORY COMPANY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                         NINE MONTHS ENDED SEPTEMBER 30, 1995 AND
                          YEARS ENDED DECEMBER 31, 1994 AND 1993

                                                                           Additional     Retained
                                                          Preferred  Common Paid-in       Earnings   Unearned    Treasury
                                                            Stock*   Stock  Capital      (Deficit)  ESOP Stock     Stock    Total

Balances at January 1, 1993 ..........................    $    --        1      99        804,531          --      --       804,631

Proceeds from issuance of Series A
  preferred stock, net of issuance
  costs of $51,250 ...................................      823,750     --     --            --            --      --       823,750

Series A preferred stock dividend ....................         --       --     --         (10,979)         --      --       (10,979)

Net loss .............................................         --       --     --         (23,041)         --      --       (23,041)
                                                          ---------     --     ---     ----------     ---------    --    ----------

Balances at December 31, 1993 ........................      823,750      1      99        770,511          --      --     1,594,361

Series A preferred stock dividend ....................         --       --     --         (52,500)         --      --       (52,500)

Net loss .............................................         --       --     --        (353,426)         --      --      (353,426)
                                                          ---------     --     ---     ----------     ---------    --    ----------

Balances at December 31, 1994 ........................      823,750      1      99        364,585          --      --     1,188,435

Cancellation of RAFCO preferred
  and common stock ...................................     (823,750)    (1)    (99)          --            --      --      (823,850)

Shares issued in business
  combination ........................................      875,000 125,581 6,431,343        --       (350,000)  (80,234) 7,001,690

Series A preferred stock dividend ....................         --       --     --         (32,812)         --      --       (32,812)

Net loss .............................................         --       --     --      (1,891,873)         --      --    (1,891,873)
                                                          ---------     --     ---     ----------     ---------    --    ----------

Balances at September 30, 1995 .......................    $ 875,000 125,581 6,431,343  (1,560,100)    (350,000)  (80,234) 5,441,590
                                                          =========     ==     ===     ==========     =========    ==    ==========


*Includes both outstanding preferred shares issued in connection with the RAFCO, Ltd. business combination discussed in note 1 and the previously issued RAFCO, Ltd. preferred shares cancelled in connection with the transaction.

See accompanying notes to consolidated financial statements.

               FRONTEER DIRECTORY COMPANY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     NINE MONTHS ENDED SEPTEMBER 30, 1995 AND
                      YEARS ENDED DECEMBER 31, 1994 AND 1993


                                                                                                                    Year Ended
                                                                                        Nine Months Ended           December 31,
CASH FLOW FROM OPERATING ACTIVITIES:                                                   September 30, 1995      1994           1993
                                                                                       ------------------      ----           ----

Net Loss ..............................................................................   $(1,891,873)      (353,426)       (23,041)

Adjustments  to  reconcile  net loss to net cash  provided  (used) by  operating activities:
                                                                                                 --             --         (141,080)
  Cumulative effect of change in accounting for income taxes

  Depreciation ........................................................................       402,625        395,572        493,772

  Amortization of directory costs .....................................................       161,886           --             --

  Amortization of deferred rent .......................................................         6,113        112,730        187,078

  Provision for bad debts .............................................................       598,132          3,550         10,982

  Deferred income tax benefit .........................................................          --             --         (118,305)

  (Gain) Loss on sale of assets .......................................................       (49,965)          --           30,357

  Minority interest in loss (earnings) ................................................         5,136       (101,339)        89,883

Changes in operating assets and liabilities:
                                                                                            8,684,925     (1,914,718)      (511,730)
  Decrease (increase) in broker dealer customer receivables, net

  Decrease (increase) in receivables from brokers or dealers
    and clearing organizations ........................................................       405,265      1,006,131     (1,422,404)

  Decrease (increase) in trade receivables ............................................       635,732        (31,074)      (272,808)

  Decrease (increase) in other receivables ............................................       358,369        205,345       (205,345)

  Decrease (increase) in securities owned .............................................        31,489       (430,305)      (220,489)

  Decrease in deferred directory costs ................................................       191,850           --             --

  Increase in other assets ............................................................      (112,938)      (624,434)       (47,330)

  Increase (decrease) in accounts payable, accrued expenses,
    and other liabilities .............................................................       207,323       (328,432)       392,601

  Increase (decrease) in broker dealer customer payables ..............................      (586,477)    (2,671,095)     2,517,821

  Increase (decrease) in payables to brokers or dealers
    and clearing organizations ........................................................    (9,698,374)     7,206,342     (2,037,698)

  Increase (decrease) in deposits from clearing correspondent
    brokers or dealers ................................................................      (584,019)    (3,829,190)     1,930,434

  Increase in deferred revenue ........................................................       315,620           --             --

  Decrease in income taxes payable ....................................................       (85,060)          --             --

  Increase (decrease) in other current liabilities ....................................       (27,110)         1,598        (66,103)
                                                                                          -----------    -----------    -----------
    Net cash provided (used) by operating activities ..................                    (1,031,451)    (1,352,745)       586,595
                                                                                          -----------      ----------    ----------



                                                                                                               Year Ended
                                                                                   Nine Months Ended           December 31,
                                                                                  September 30, 1995      1994           1993
                                                                                  ------------------      ----           ----


CASH FLOWS FROM INVESTING ACTIVITIES:

  Principal collected on notes receivable ..............................            444,500                --                  --

  Proceeds from sale of assets .........................................            331,991                --                  --

  Issuance of notes receivable .........................................           (792,425)               --                  --

  Purchase of property and equipment ...................................           (278,977)           (387,105)           (211,100)

  Cash received from sale of directories and other assets ..............          1,619,622                --                  --

Net cash received in business combination ............................               17,741                --                  --
                                                                                 ----------          ----------          ----------

     Net cash provided (used) by investing activities ..................          1,342,452            (387,105)           (211,100)
                                                                                 ----------          ----------          ----------
CASH FLOW FROM FINANCING ACTIVITIES:

  Net payments on short-term borrowings ................................           (675,000)               --                  --

  Borrowings on long-term notes payable ................................            529,800             243,542           1,325,000

  Net borrowings from related parties ..................................            483,000                --                  --

  Principal payments on long-term borrowings ...........................           (564,853)           (156,103)         (1,138,801)

  Proceeds from sale of preferred stock, net ...........................               --                  --               823,750

  Dividends on preferred stock .........................................            (32,812)            (52,500)               --

  Cash overdrafts ......................................................           (176,215)               --                  --

  Other financing activities ...........................................             (2,900)               --                  --
                                                                                 ----------          ----------          ----------

     Net cash provided (used) by financing activities ..................           (438,980)             34,939           1,009,949
                                                                                 ----------          ----------          ----------

NET INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS ............................................................           (127,979)         (1,704,911)          1,385,444

CASH AND CASH EQUIVALENTS, BEGINNING OF
PERIOD .................................................................          2,276,654           3,981,565           2,596,121
                                                                                 ----------          ----------          ----------

CASH AND CASH EQUIVALENTS, END OF PERIOD ...............................          2,148,675           2,276,654           3,981,565
                                                                                 ==========           =========           =========

See accompanying notes to consolidated financial statements.

                        FRONTEER DIRECTORY COMPANY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1995


     NOTE 1  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

A. ORGANIZATION, BUSINESS COMBINATION, AND PRINCIPLES OF CONSOLIDATION - On April 26, 1995, Fronteer Directory Company, Inc. (Fronteer or the Company) entered into a Plan of Reorganization and Exchange Agreement (the Agreement) with RAFCO, Ltd. (RAFCO). Under the Agreement, Fronteer acquired all of the assets of RAFCO in exchange for the assumption by Fronteer of the liabilities of RAFCO and the issuance by Fronteer to RAFCO of 7,223,871 shares of $.01 par value common stock and 87,500 shares of $.10 par value series A voting cumulative preferred stock ($10.00 per share redemption value). RAFCO has dissolved as a corporation and has distributed Fronteer's common and preferred stock to the shareholders of RAFCO. As a result of the transaction, the former shareholders of RAFCO acquired a 55% interest in Fronteer. Accordingly, the transaction has been accounted for as a "reverse acquisition" of Fronteer by RAFCO using the purchase method of accounting and Fronteer's assets and liabilities have been adjusted to their market value as of the date of the business combination. The adjustment to market value resulted in an intangible asset, directory publishing rights, which was recorded at $6,972,468 (see note 6).
        Fronteer's   operations   have  been  included  in  the   accompanying
        consolidated financial statements beginning May 1, 1995, the effective date of the transaction. As a result of the reverse acquisition accounting, historical financial statements presented for periods prior to the business combination date include the consolidated assets, liabilities, equity, revenues, and expenses of RAFCO only.

        The consolidated financial statements include the Company and the accounts of Fronteer Directory (Fronteer) and its wholly-owned subsidiaries, Fronteer Personnel Services, Inc. (FPS), Fronteer Marketing Group, Inc. (FMG), and RAF Financial Corporation (RAF).
        They  also   include  a   majority-owned   subsidiary,   Secutron
        Corporation (Secutron). All significant intercompany accounts and transactions have been eliminated in the preparation of the consolidated financial statements.

        Fronteer is engaged in the publishing and distribution of telephone directories, while FPS is engaged in employee leasing, and FMG is engaged in the telemarketing business. RAF operates as a registered securities broker/dealer. Secutron is engaged in industry specific software development and provides consulting services.

B. CASH EQUIVALENTS - For purposes of reporting cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

C. ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS - Fronteer grants credit to customers throughout the directory market, primarily in North Dakota. Although Fronteer has a diversified customer base, a substantial portion of its debtors' ability to honor their contract is dependent upon the economic conditions in North Dakota. Broker dealer customer receivables include amounts due on cash transactions and margin accounts.

        Amounts due to or from directors or officers of the Company, related to normal cash accounts, are not classified as customer related in accordance with the rules of the Securities and Exchange Commission.

        The allowance for doubtful accounts is maintained at a level adequate to absorb probable losses and credit losses inherent in the business based upon Fronteer's prior history of credit losses. Management determines the adequacy of the allowance based upon reviews of individual accounts, recent loss experience, current economic conditions, the risk characteristics of the various categories of accounts and other pertinent factors. Fronteer establishes payment terms with customers ranging from a single payment due upon publication of the directory to twelve equal monthly payments commencing upon publication of the directory. Any accounts remaining on Fronteer's books fifteen months following publication of the directory, due to additional payment arrangements made with Fronteer outside of the original contract, are charged to the allowance for doubtful accounts.

        Securities owned by customers are held as collateral for substantially all of the broker dealer customer receivables. An allowance for doubtful accounts has been established for all unsecured broker dealer customer receivables.

D. SECURITIES - Securities transactions are recorded on a settlement-date basis, usually the third business day following the trade date. The effect of using settlement date rather than trade date for the recording of securities transactions is not significant.

        Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" requires that trading securities be recorded at market value. In accordance with financial reporting requirements for broker/dealers, the Company's financial instruments, including securities, are all recorded at market value. Securities without a readily available market value are recorded at estimated fair value. Securities are valued monthly and the resulting unrealized appreciation or depreciation is included in operations as trading profit or loss. Realized gains and losses are determined using the average cost method.

        In October 1994, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (FASB) No. 119, "Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments" which prescribes disclosure requirements for transactions in certain derivative financial instruments including futures, forward, swap, and option contracts, and other financial instruments with similar characteristics. Although RAF is authorized to enter into such transactions in the ordinary course of business, and may do so in the future, no such transactions were consummated during the nine months ended September 30, 1995.

E. REVENUE AND COST RECOGNITION - Revenues from advertising sales are recognized at the point individual directories are published. Costs of selling and production are recorded as deferred directory costs when incurred and charged to cost of sales in the period during which the related directory is published. Deferred directory costs are allocated to incomplete directories based upon the relative percentage of contracts sold as of year-end on incomplete directories to total current year earned revenues. Printing costs are charged to cost of sales in the period during which the related directory is published. Costs of distribution are charged to cost of sales as incurred. General administrative costs are charged to expenses as incurred.

        Revenue from the sale of computer equipment and installation of software is generally recognized when the equipment and related software is installed and accepted by the customer.

        Costs  incurred  in  researching,   designing,   and  planning  for  the
        development of new software are included in computer hardware and software operations in the accompanying consolidated financial statements. All amounts are charged to operations as incurred until such time as the costs meet the criteria for capitalization. Such costs were not significant in 1995, 1994, or 1993.

F. PROPERTY, FURNITURE, AND EQUIPMENT - Property and equipment are stated at cost. Additions, renewals and betterments are capitalized, whereas expenditures for maintenance and repairs are charged to expense. The cost and related accumulated depreciation of assets retired or sold are removed from the appropriate asset and depreciation accounts, and the resulting gain or loss is reflected in income.

        It is the policy of the Company to provide depreciation using the accelerated and straight-line methods based on the estimated useful lives of the assets as follows:
                                                         Estimated
            Description                                  Useful Life
            -----------                                  -----------

            Building                                     40 years
            Vehicles & Furniture                         3-5 years
            Equipment                                    5-10 years

G. AMORTIZATION - Directory publishing rights are amortized over ten years using the straight-line method.

H. INCOME TAXES - The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", which prescribes the use of the asset and liability method of accounting for income taxes.

I. DESCRIPTION OF LEASING ARRANGEMENTS - The Company leases office space under operating leases from which its business is conducted in certain branches under short-term leasing arrangements. In addition, the Company leases equipment under leases classified as capital leases. All leases expire over the next year.

J. LOSS PER COMMON SHARE - Loss per common share has been calculated based upon the net loss available to common shareholders divided by the weighted average number of common shares outstanding during the period. Common stock equivalents, including outstanding options and warrants, are considered in determining the weighted average number of common shares outstanding during the period unless antidilutive.

NOTE 2 - STOCKHOLDERS' EQUITY

In conjunction with the Agreement, the Company issued 87,500 shares of $.10 par value per share, Series A Voting Cumulative Preferred Stock ("Series A Preferred"). The stated value of the Series A Preferred is $10 per share and has a liquidation preference of $10 per share plus accrued and unpaid dividends. Regular dividends are 9% per annum payable quarterly. If the Company is for any reason unable to pay cash dividends, such unpaid dividends will accumulate without interest until the Company can legally pay such dividends. The Company has the option to redeem all or part of the Series A Preferred on a pro rata basis upon 90 days prior written notice at December 31, 1995, and at December 31 or each year thereafter at $11 per share plus unpaid dividends.


NOTE 3 - SEGREGATED CASH

Pursuant to Rule 15c3-3 of the Securities and Exchange Commission, RAF is required to maintain cash or cash equivalents on deposit in special reserve bank accounts for the exclusive benefit of its customers. At September 30, 1995, RAF had balances in such accounts of approximately $296,000. All of this amount is in excess of the reserve requirement.


NOTE 4 - SECURITIES OWNED

Securities owned by the Company as of September 30, 1995 and December 31, 1994, consist of the following:

                                             1995           1994
                                           ----------   ----------

             Corporate securities ......   $1,302,025    1,232,718
             U.S. government obligations       53,600      116,270
             Municipal obligations .....    ___19,100    ___57,226
                                           ----------   ----------

                                           $1,374,725    1,406,214
                                           ==========   ==========

NOTE 5 - FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

As a securities broker and dealer, RAF is engaged in various securities trading and brokerage activities. A portion of RAF's transactions are collaterized and are executed with and on behalf of institutional investors including other brokers and dealers.

RAF's exposure to credit risk associated with the nonperformance of these customers in fulfilling their contractual obligations pursuant to securities transactions can be directly impacted by volatile trading markets which may impair the customers' ability to satisfy their obligations to RAF. RAF's
principal   activities   are  also   subject   to  the   risk  of   counterparty
nonperformance.

In the normal course of business, RAF's customer and correspondent clearance activities involve the execution, settlement, and financing of various customer securities transactions. These activities may expose RAF to off-balance sheet credit risk in the event the customer is unable to fulfill its contractual obligations.

RAF's customer securities activities are transacted on either a cash or margin basis. In margin transactions, RAF extends credit and monitors cash and securities collateral in customers' accounts, subject to various regulatory margin requirements. In connection with these activities, RAF executes and clears customer transactions involving the sale of securities not yet purchased. Such transactions may expose RAF to off-balance sheet risk in the event margin requirements are not sufficient to fully cover losses which customers may incur. In the event the customer fails to satisfy it obligations, RAF may be required to purchase or sell financial instruments at prevailing market prices in order to fulfill the customer's obligations.


NOTE 6 - INTANGIBLE ASSET AND SALE OF DIRECTORIES

In connection with the business combination discussed in note 1, Fronteer 's assets were adjusted to their fair market value pursuant to the purchase method of accounting, which resulted in an intangible asset, directory publishing rights, which was recorded at $6,972,468. Immediately thereafter, Fronteer sold ten of its directories to Telecom*USA Publishing. As a result of the purchase price allocation to the sold directories of $2,279,699, no gain or loss was recorded on the sale.

NOTE 7 - LONG-TERM NOTES RECEIVABLE

Notes receivable consist of the following:

                        Maturity          Interest
Payor                     Date               Rate       1995       1994
------------------------------------------------------------------------
Telecom* USA Publishing
  Company ...........   12/31/95          (1)      $ 289,846         --
Phone Directories
  Company, Inc. .....   11/1/96 (2)       10.0%      208,265         --



Affiliate ...........   7/1/99           6.46%      113,242       85,787

Former employee, net    demand              0%      160,000      454,411

Other notes receivable  various         various      69,504       49,400
                                                  ---------    ---------

                                                    840,857      589,598
Less current portion                               (731,766)    (589,598)
                                                  ---------    ---------

                                                  $ 109,091         --
                                                  =========    =========

(1) The promissory note states that the note is interest free. This note receivable results from the sale of the Company's directories in Idaho, Montana, South Dakota, and Wyoming. The agreement requires final payment prior to December 31, 1995. The note was paid in full subsequent to September 30, 1995.

(2) The note receivable from Phone Directories, Inc. is secured by the directory and publishing rights to certain Arizona directories sold in 1993.


NOTE 8 - DEFERRED REVENUE

Sales contracts for advertising in directories not published totaled approximately $2,200,000 as of September 30, 1995. This amount will be recorded as revenue upon publication of the directories. The deferred revenue balance of $639,184 as of September 30, 1995, represents advance payments received on these contracts. These amounts together with the balances of the contracts will be recognized as revenue when the directories are published.

NOTE 9 - PROPERTY, FURNITURE AND EQUIPMENT

Property, furniture and equipment is comprised of the following:

                                          September 30,    December 31,
                                              1995             1994
                                           ------------    ------------
          Cost:
                  Building .............   $   239,609           --
                  Vehicles .............       173,443           --
                  Furniture & Equipment      3,458,172      2,808,149
                  Leasehold improvements       286,572        255,867
                  Condominium ..........        74,439        133,725
                                           -----------    -----------

                                             4,232,235      3,197,741
          Accumulated depreciation .....    (2,533,747)    (1,773,052)
                                           -----------    -----------
                                           $ 1,698,488      1,424,689
                                           ===========    ===========


Depreciation expense totaled $402,525 for the nine months ended September 30, 1995, and $395,572 and $493,772 for the years ended December 31, 1994 and 1993, respectively.

NOTE 10 - NOTES PAYABLE TO RELATED PARTIES

The Company has various notes payable to related parties in the amount of $548,900 at September 30, 1995. Such notes payable are unsecured, payable on demand, and bear interest at a variable rate not to exceed the interest rate on the Company's line of credit with BNC National Bank. At September 30, 1995, the interest rate was 11.5%.


NOTE 11 - LONG-TERM DEBT

Long-term debt is comprised of the following:

                                                                                                  Balance        Balance
                                                                 Maturity           Interest    September 30,  December 31,
            Payee                                 Collateral       Date              Rate           1995         1994
            -----                                 ----------       ----              ----        ------------  ------------


            Chesak Properties ..................   Building      9-20-96             11.50% $     28,571           --

            Telecom*USA ........................      (1)        6-15-99              (1)        500,000           --

            Upper Valley
              Phone Book, Inc. .................   Directories   6-30-96              (2)        172,039           --

            GMAC ...............................   Vehicles      2-28-96             Various       4,333           --

            Kirkwood Bank & Trust ..............   Vehicle       12-6-97                9.0%      14,984           --

            BNC National Bank (3)..............    ESOP Stock     4-7-96               11.5%     350,000           --

            Stearns County (4)
              National Bank ....................   Equipment      6-1-96               11.75%     57,172           --

            Debentures payable (5)..............   Unsecured     12-31-03              10.0%   1,325,000      1,325,000

            Guaranty Bank ......................   Unsecured     3-1-96                 9.5%     100,000        180,000

            IBM ................................   Equipment     7-1-96                12.0%      14,237           --

            Key Bank ...........................   Vehicle       10-1-00               9.65%      29,800           --

            Guaranty Bank ......................   Equipment     10-1-96               8.75%      11,012         20,000
                                                   Equipment    7-30-97                8.75%     206,928        290,761

            Other Notes ........................   Unsecured        --              --            99,856        103,070
                                                                                             -----------    -----------

                         Total .................                                               2,913,932      1,918,831
                         Less current portion ..                                                (939,706)      (555,675)
                                                                                             -----------    -----------

                                                                                             $ 1,974,226    $ 1,363,156
                                                                                             ===========    ===========

(1) This note results from an Option Agreement between the Company and Telecom*USA Publishing Company. Telecom*USA made a noninterest bearing and nonrecourse loan to the Company as consideration for the Option Agreement. Telecom*USA has the right to purchase nine North Dakota directories between June 1, 1997 and June 1, 1999. The amount of the loan will be applied against the sales price of the directories. If the option is not excercised, the full amount of the loan will be forgiven on June 1, 1999.

(2) The promissory note states that the note is interest free. Interest has been imputed at 12.75%.

(3) The Company has guaranteed its ESOP's note payable, which is secured by the shares of Fronteer Directory stock owned by the ESOP.

(4)     See note 14 regarding capital leases.

(5) Debentures payable represent $1,325,000 of 10% Senior Subordinated promissory notes which were assumed by the Company in conjunction with the business combination. The notes mature on December 31, 2003, are unsecured general obligations of the Company, and are subordinated to the prior payment in full of all senior indebtedness.

A line of credit agreement has been executed with BNC National Bank providing the Company with loans in the total amount of $1,300,000 on a revolving basis. The line of credit is due April 7, 1996 at which time all unpaid principal is due and payable. Interest on unpaid principal is payable monthly at the Wall Street Journal Prime Rate plus 2.75%. At September 30, 1995, no balances were outstanding under the line of credit.

The BNC National Bank loan agreement includes various restrictions affecting the conduct of Fronteer's business while the agreement is in force, including limited expansion. It also requires maintenance of net income of 2.5% of sales, equity to total assets of not less than 35%, and cash flow coverage of at least 100% of all debt service, and limiting the outstanding line of credit to 75% of accounts receivable less than 60 days old. Fronteer was in compliance with all provisions of the loan agreement as of September 30, 1995.

Minimum principal payments required on long-term debt during the next five years are as follows: 1996 -$589,706; 1997 - $128,556; 1998 - $7,075; 1999 - $506,501;
2000 - $7,094; thereafter -$1,325,000.


NOTE 12 - BROKER DEALER PAYABLES

Broker dealer payables includes amounts due on customer margin debits collateralized by customer securities. Such amounts bear interest at a fluctuating rate that generally corresponds to the broker call money rate (7.5% at September 30, 1995).


NOTE 13 - INCOME TAXES

Income tax benefit for the year ended December 31, 1993, consisted of the following:

         Current                        $  15,264
         Deferred                         118,305
                                         --------
                                        $ 133,569
                                         ========
Income tax benefit in 1993 differs from the amount computed by applying the federal statutory tax rate to loss before income taxes and cumulative effect of change in accounting for income taxes primarily due to state income taxes.

Temporary differences between financial statement carrying amounts and the tax bases of assets and liabilities that result in significant deferred tax assets and liabilities at September 30, 1995 and December 31, 1994, are as follows:




                                                  September 30,    December 31,
                                                       1995             1994

                                                  -------------     ----------
Deferred tax assets:
      Deferred rent concessions ..................   $   685,000        705,000
      Deferred revenue on directory sales ........       243,000           --
      Accrued expenses ...........................       137,000         69,000
      Allowance for doubtful accounts ............        60,000         40,000
      Contribution and operating loss carryforwards      122,693         57,794
                                                      -----------   -----------

        Gross deferred tax assets ................     1,247,693        871,794

      Valuation allowance ........................       (91,915)       (91,915)
                                                      -----------   -----------

        Deferred tax assets after valuation allowance  1,155,778        779,879

Deferred tax liabilities:
      Directory acquisition costs ................    (1,722,000)          --
      Property and equipment .....................       (80,000)       (19,000)
      Installment sales on directories ...........       (61,000)          --
      Deferred directory costs and other .........    (    9,994)     (     358)
                                                      -----------   -----------

        Gross deferred tax liabilities ...........    (1,872,994)       (19,358)
                                                      -----------   -----------

        Net deferred tax asset (liability) .......   $  (717,216)       760,521
                                                      ===========   ===========

The net deferred tax liability is presented in the accompanying consolidated balance sheets as follows:

Net current deferred tax asset .............   $   368,374    109,000

Net long-term deferred tax asset (liability)    (1,085,590)   651,521
                                               -----------    -------

     Net deferred tax asset (liability) ....   $  (717,216)   760,521
                                               ===========    =======

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that the deferred tax asset will be realized. The ultimate realization of the deferred tax asset is dependent on the generation of future taxable income in the period in which the temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on these considerations, management believes it is more likely than not that the Company will realize the benefits of these deductible differences, net of the existing valuation allowance at September 30, 1995. In 1994, the change in the valuation allowance was an increase of $91,915.

Net operating loss carryforwards for income tax purposes of approximately $165,000 will be available to offset future taxable income through 2010. Contribution carryforwards of approximately $158,000 expire in varying amounts through 2000.

Effective January 1, 1993, the Company adopted the provisions of SFAS No. 109 on a prospective basis. The cumulative effect of this change in the method of accounting for income taxes was to decrease the net loss by $141,080. The adoption of SFAS No. 109 did not have a significant impact on the Company's 1993 provision for income taxes.


NOTE 14 - LEASES

OPERATING LEASES:
Fronteer and RAF lease office space under long-term noncancelable operating leases. The leases for office space provide for annual escalations for utilities, taxes, and service costs, as well as escalating rental rates over the term of the leases. Minimum future rental payments required by such leases are as follows:

        Year ending September 30,
            1996                                       $  921,442
            1997                                          940,593
            1998                                        1,015,652
            1999                                          990,649
            2000                                          869,803
            Thereafter                                  5,920,044

Rental expense included in the statement of operations totaled $917,963 for the nine months ended September 30, 1995, and $1,018,131 and $1,140,248 for the years ended December 31, 1994 and 1993, respectively.

CAPITAL LEASES:

The Company has leased equipment under leases classified as capital leases. The following is a schedule of future minimum lease payments under the capital leases, as well as the present value of the net minimum lease payments as of September 30, 1995:

        Year ending September 30, 1996                 $   60,407
        Less amount representing interest                  (3,235)
                                                          --------

        Present value of net minimum lease payments    $   57,172
                                                         =========

NOTE 15 - EMPLOYEE STOCK OWNERSHIP AND EMPLOYEE BENEFIT PLANS

The Company has adopted an employee stock ownership plan (ESOP) for its employees. Contributions to the plan are at the discretion of the Company. All employees as of October 1, 1989 are eligible to participate in the plan and new employees after that date become eligible on April 1 or October 1 which follows the completion of one year of employment. The plan provides that more than half of the assets in the plan must consist of the Company's common stock. The plan has certain debt of $350,000 which has been used to purchase the Company's common stock. Such debt is guaranteed by the Company and accordingly has been recorded in the accompanying consolidated financial statements. During the nine months ended September 30, 1995, the Company contributed $10,000 to the plan.

The Company has a retirement savings plan covering all employees who are over 21 years of age and have completed one year of eligibility service. Persons employed as of April 1, 1991, the inception date of the plan, were included. The plan meets the qualifications of Section 401(k) of the Internal Revenue Code. Under this plan, eligible employees can contribute through payroll deductions up to 15% of their base compensation. The Company will make a discretionary matching contribution equal to a percentage of the employee's contribution. The Company contributed $44,934 during the nine months ended September 30, 1995.

The Company does not provide any post employment benefits to retired or terminated employees.


NOTE 16 - STOCK OPTIONS

At September 30, 1995, the Company had 420,000 stock options outstanding, which were granted to certain officers and an outside public relations firm during 1992 and 1993. The exercise prices range from $.70 to $.95 per share. Of the total number of options outstanding, 80,000 expire March 6, 1996, and 340,000 expire August 26, 1997.

The Company has 156,250 warrants outstanding at September 30, 1995. Each warrant allows the holder to purchase one share of common stock at $.96 per share. The warrants can be exercised between June 26, 1993 and June 26, 1997.


NOTE 17 - MINIMUM NET CAPITAL REQUIREMENTS

The Company, as a registered securities broker/dealer, is subject to the Securities and Exchange Commission Uniform Net Capital Rule (Rule 15c3-1) (the
Rule). The Company has elected to operate pursuant to the alternative computation provided by the Rule.

Under the alternative computation, the Company is required to maintain "net capital" equal to the greater of $250,000 or 2% of "aggregate debit" items (primarily customer-related receivables) included in the formula for Determination of Reserve Requirements for Brokers and Dealers, as those terms are defined in the Rule. In addition, equity capital may not be withdrawn if resulting "net capital" would be less than 5% of "aggregate debits". At September 30, 1995, the Company had a ratio of net capital to aggregate debits of 41%, a "net capital" requirement of $250,000, and actual "net capital" of $1,988,915.


NOTE 18 - OFFICER LIFE INSURANCE

As of September 30, 1995, the Company is the owner-beneficiary of term life insurance policies on the lives of two officers:

        Name                                      Face Amount of Policy

        Dennis Olson                                   $ 1,000,000
        Robert A. Fitzner                                2,500,000

NOTE 19 - SUPPLEMENTAL DISCLOSURES RELATED TO STATEMENTS OF
                CASH FLOWS
Supplemental disclosures of cash flow
        information:

                                                        Year ended
                                  Nine months ended     December 31,
                                  September 30, 1995   1994       1993
                                  ------------------   ----       ----

              Cash payments for:

                Interest .......      $398,161       574,827    434,719
                Income taxes ...       135,060          --         --

              Non-cash investing and financing activities:
                      The Company acquired all of the assets of RAFCO, Ltd. in exchange for the assumption by Fronteer of the liabilities of RAFCO and the issuance of common and preferred stock outlined as follows:

                        Cash and cash equivalents ............   $  17,741
                        Trade and notes receivable, net ......   3,711,148
                        Other assets ............ ............   1,153,784
                        Property, furniture, and equipment,
                         net of accumulated depreciation ....      679,373
                        Directory publishing rights ..........   7,109,378
                        Accounts payable, accrued expenses,
                         and other liabilities ..............   (1,153,875)
                    Other current liabilities ................  (1,181,758)
                        Notes payable ............ ...........  (1,664,462)
                     Deferred income taxes ...................  (2,493,489)
                    Cancel RAFCO common and preferred
                        stock ............ ............ .....      823,850
                    Issuance of common and preferred
                        stock ............ ............ .....   (7,001,690)
                                                                 ----------
                                                                $    --
                                                                 ==========

NOTE 20 - SEGMENT REPORTING

Information regarding business segments is summarized below. Operations for Fronteer are for the period from the date of the business combination, May 1, 1995, to September 30, 1995. Operations for RAF and Secutron are for the nine months ended September 30, 1995.

                                                                                                            Adj. and
                                                                                                             Elimi-      Consoli-
                                                            Fronteer        RAF       Secutron     Others    nations      dated
                                                            --------      --------    ---------   --------- ---------    ----------
Revenues from
  Unaffiliated Customers................................     3,702,849    9,854,160   3,236,156     376,589              17,169,754
Intersegment Revenues ...................................        6,852                  392,208      15,562  (414,622)
                                                            ----------    ---------   ---------   --------- ---------    ----------
         Total revenues .................................    3,709,701    9,854,160   3,628,364     392,151  (414,622)   17,169,754
                                                            ==========    =========   =========   ========= =========    ==========
Operating profit (loss)   ...............................  $  (389,559)    (575,277)     30,723      26,075    (5,136)     (913,174)
                                                            ==========    =========   =========   ========= =========

General corporate expenses ..............................                                                                  (582,922)

Interest expense ........................................                                                                  (395,777)
                                                                                                                         ----------
  Income from continuing operations
    before income taxes .................................                                                               $(1,891,873)
                                                                                                                         ==========
Identifiable assets
  at September 30, 1995..................................   10,268,418   13,787,104     711,883    190,049 (4,237,832)  $20,719,622
                                                            ==========   ==========   =========    =======  =========    ==========


Identifiable assets by industry are those assets that are used in the Company's operations in each industry.


NOTE 21 - COMMITMENTS AND CONTINGENCIES

The Company has guaranteed a promissory note of the Fronteer Directory Company, Inc. Employee Stock Ownership Plan. The unpaid balance on this note totalled $350,000 as of September 30, 1995.

The Company is a defendant in certain arbitration and litigation matters arising from its activities as a broker/dealer and underwriter. In the opinion of management, these matters have been adequately provided for in the accompanying financial statements, and the ultimate resolution of the arbitration and litigation will not have a significant adverse effect on the financial condition of the Company.

                                  EXHIBIT INDEX

Exhibit                   Description                                                  Page No.
-------                   ------------                                                 --------


Exhibit 2.1                Plan of Reorganization  and Exchange Agreement                N/A
                           dated April 26, 1995 with  Exhibits A, B, C, F and
                           I (incorporated by reference to Exhibit 2.1 to Regis-
                           trant's 8-K dated May 9, 1995)

Exhibit 2.2                Sale and  Purchase  Agreement  dated  April  27,             N/A
                           1995,  with  Exhibits  A  and  J  (incorporated   by
                           reference to Exhibit 2.2 to Registrant's 8-K dated
                           May 9, 1995)

Exhibit 2.3                Option  Agreement  dated  April 27,  1995,  with             N/A
                           Exhibits A, B, and D  (incorporated  by reference to
                           Exhibit 2.3 to Registrant's 8-K dated May 9, 1995)

Exhibit 3.0                Articles of Incorporation of Registrant

Exhibit 3.0(i)             Articles  of  Amendment  to the  Registrant's                N/A
                           Articles  of  Incorporation   dated  April  28,  1995
                           (incorporated by reference to Exhibit 3.0(i) to
                           Registrant's 8-K dated May 9, 1995)

Exhibit 3.2                Bylaws of Registrant

Exhibit 9.1                Voting Trust Agreement between Robert A. Fitzner, Jr.
                           and Dorothy K. Englebrecht dated June 2, 1995

Exhibit 9.2                Voting Trust Agreement between Robert A. Fitzner, Jr.
                           and Steven M. Fishbein dated June 2, 1995

Exhibit 9.3                Voting Trust Agreement between Robert A. Fitzner, Jr.
                           and Peter K. O'Leary dated June 2, 1995

Exhibit 9.4                Voting Trust Agreement between Robert A. Fitzner, Jr.
                           and Arlene M. Wilson dated June 2, 1995

Exhibit 10.1               Incentive Stock Option Plan as amended January 15,
                           1992

Exhibit 10.2               Employee Stock Ownership Plan

Exhibit 10.3               401(k) Plan

Exhibit 10.4               Employment Agreement between Dennis W. Olson and the
                           Registrant dated January 1, 1995.

Exhibit 10.5               Employees/Officers/Directors Form of Non-Competition         N/A
                           Agreement; Covenant Not to Compete and Confiden-
                           tiality Agreement (incorporated by reference to
                           Exhibit 2.2 to Registrant's 8-K dated May 9, 1995)

Exhibit 16                 Letter Re Change in Certifying Accountant

Exhibit 21                 Subsidiaries of the Registrant

Exhibit 27                Financial Data Schedule
