Form 10-K/A
period 1995-09-30
FRONTEER DIRECTORY COMPANY INC
filed 1996-02-05
CIK 844780

FORM 10-K/A1
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

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

                                                               Total Pages __

                                           Independent Auditors' Report




The Board of Directors
Fronteer Directory Company, Inc.:


We have audited the accompanying consolidated balance sheets of Fronteer Directory Company, Inc. and subsidiaries as of September 30, 1995 and December 31, 1994, and the related consolidated statements of operations, stockholders' equity, and cash flows for the nine months ended September 30, 1995 and for each of the years in the two-year period ended December 31, 1994. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Fronteer Directory Company, Inc. and subsidiaries as of September 30, 1995 and December 31, 1994, and the results of their operations and their cash flows for the nine months ended September 30, 1995 and for each of the years in the two-year period ended December 31, 1994, in conformity with generally accepted accounting principles.




                                                   KPMG Peat Marwick LLP


Denver, Colorado
November 17, 1995


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

          The following unaudited condensed pro forma information presents the unaudited results of operations of the Company as if the business combination had occurred on January 1, 1994:

                                           Nine Months Ended       Year Ended
                                          Ended September 30,     December 31,
                                                  1995                1994
                                           ------------------      -----------

               Revenue                       $21,136,000          $ 26,345,000
                                              ----------           -----------
               Net Loss                      $(1,658,000)         $    (28,000)
                                              ----------           -----------
               Loss per common share         $      (.13)         $       (.01)
                                              ----------           -----------

        The pro forma information does not necessarily represent the results which would have occurred if the business combination had taken place on January 1, 1994, nor are they necessarily indicative of the results of future operation.

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

Dated:  February 2, 1996           FRONTEER DIRECTORY COMPANY, INC.
                                   a Colorado corporation



                                   By: /s/ Dennis W. Olson
                                      -----------------------------------
                                      Dennis W. Olson, President and Chief
                                      Executive Officer



                                   By: /s/ Lance Olson
                                      ------------------------------------
                                      Lance Olson, Principal Accounting Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Date                     Name and Title               Signature
----                     --------------               ---------

February 2, 1996         Dennis W. Olson, Director    /s/ Dennis. W. Olson
                                                      ------------------------

February 2, 1996         Robert A. Fitzner, Jr.       /s/ Robert A. Fitzner, Jr.
                         Director                     -------------------------

February 2, 1996         Robert L. Long, Director      /s/ Robert L. Long
                                                       ------------------------