Form 10-Q
period 1995-12-31
FRONTEER DIRECTORY COMPANY INC
filed 1996-02-14
CIK 844780

FORM 10-Q

              SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C.  20549

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended _____December 31, 1995________

                              OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission file number ___________0-17637____________________

_________________Fronteer Directory Company, Inc.____________
   (Exact name of registrant as specified in its charter)

  _________Colorado______________     _____45-0411501______
  (State or other jurisdiction of     (IRS Employer ID No.)
   incorporation or organization)


_____________216 N 23rd Street, Bismarck, ND  58501__________
            (Address of principal executive offices)

_______________________(701) 258-4970________________________
     (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  __X__  Yes     _____  No

            APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

   The registrant had 12,558,061 shares of its $.01 par value common stock outstanding as of February 9, 1996.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

           FRONTEER DIRECTORY COMPANY, INC. AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS

                                                                             December 31,  September 30,
                                                                                 1995           1995
                                                                             ------------  ------------
             ASSETS                                                          (Unaudited)

CURRENT ASSETS:
  Cash and cash equivalents ..............................................   $   342,375     2,148,675
  Broker dealer customer receivables, net ................................     5,578,901     5,004,686
  Receivables from brokers or dealers and
    clearing organizations ...............................................       989,448       340,995
  Trade receivables, net .................................................     3,271,963     3,323,071
  Other receivables ......................................................       191,502       237,489
  Securities owned, at market value ......................................     1,980,765     1,374,725
  Current portion of long-term notes receivable ..........................       477,358       731,766
  Deferred directory costs ...............................................       410,785       438,412
  Deferred income taxes ..................................................       368,374       368,374
  Other assets ...........................................................       362,894       412,967
                                                                              ----------    ----------
        Total current assets ..............................................   13,974,365    14,381,160


  PROPERTY, FURNITURE AND EQUIPMENT, net
    of accumulated depreciation ..........................................     1,625,150     1,698,488

  LONG-TERM NOTES RECEIVABLE, net of
    current portion ......................................................          --         109,091

  DEFERRED INCOME TAXES ..................................................          --            --

  INTANGIBLE ASSET:
    Directory publishing rights, net of
      accumulated amortization of $161,886 ...............................     4,433,752     4,530,883
                                                                             -----------    ----------
       Total assets ......................................................   $20,033,267    20,719,622
                                                                             ===========   ===========
                                                               (Continued)



           FRONTEER DIRECTORY COMPANY, INC. AND SUBSIDIARIES
                 CONSOLIDATED BALANCE SHEETS, CONTINUED


                                                                                                     December 31,      September 30,
                                                                                                         1995               1995
                                                                                                     ------------      -------------
LIABILITIES AND STOCKHOLDERS' EQUITY:                                                               (Unaudited)

  Accounts payable, accrued expenses,
    and other liabilities ..................................................................       $  3,229,580           2,958,180
  Broker dealer customer payables ..........................................................          1,259,533           2,181,284
  Payables to brokers or dealers and
    clearing organizations .................................................................          2,395,717           1,999,687
  Deposits from clearing correspondent
    brokers or dealers, net ................................................................          1,461,498             483,319
  Current portion of long-term debt ........................................................            798,121             939,706
  Notes payable to related parties .........................................................            538,400             548,900
  Deferred revenue .........................................................................            563,886             639,184
  Income taxes payable .....................................................................             47,202             207,643
  Other current liabilities ................................................................            491,182             292,899
                                                                                                     ----------          ----------
       Total current liabilities ...........................................................         10,785,119          10,250,802

  LONG-TERM DEBT, NET OF CURRENT PORTION ...................................................          1,922,073           1,974,226
  DEFERRED RENT CONCESSIONS ................................................................          1,792,593           1,794,631
  DEFERRED INCOME TAXES ....................................................................          1,085,590           1,085,590
                                                                                                     ----------          ----------
       Total liabilities ...................................................................         15,585,375          15,105,249
                                                                                                     ----------          ----------
  MINORITY INTEREST IN SUBSIDIARY ..........................................................            177,790             172,783
                                                                                                     ----------          ----------
  STOCKHOLDERS' EQUITY:
    Series A voting cumulative  preferred stock,  authorized  25,000,000 shares,
      $0.10 par value, 87,500 shares issued and outstanding at September
      30, 1995 (liquidation preference of $875,000). 875,000 ...............................            875,000
    Common stock; authorized 100,000,000
      shares, $0.01 par value; 12,558,061 shares
      issued at September 30, 1995  ........................................................            125,581             125,581
    Additional paid-in capital .............................................................          6,431,343           6,431,343
    Retained earnings (deficit) ............................................................         (2,731,588)         (1,560,100)
    Treasury stock, 87,084 shares at cost ..................................................            (80,234)            (80,234)
    Unearned ESOP shares ...................................................................           (350,000)           (350,000)
                                                                                                     ----------          ----------
       Total stockholders' equity ..........................................................          4,270,102           5,441,590
                                                                                                     ----------          ----------
       Total liabilities and ...............................................................       $ 20,033,267          20,719,622
         stockholders' equity ..............................................................       ============         ===========


See accompanying notes to consolidated financial statements



                FRONTEER DIRECTORY COMPANY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  THREE MONTHS ENDED DECEMBER 31, 1995 AND 1994
                                   (Unaudited)
                                               Three Months Ended
                                                   December 31,
                                             1995            1994
                                           ---------       ---------
REVENUE:
  Directory .........................   $  1,501,476            --
  Brokerage commissions .............      2,469,617       2,193,355
  Investment banking ................        325,895         546,500
  Trading profits, net ..............       (263,846)        209,787
  Other broker dealer ...............        148,901         815,650
  Computer hardware and
    software operations .............      1,396,060       1,208,533
  Other .............................        168,372          14,862
                                           ---------       ---------
                                           5,746,475       4,988,687
                                           ---------       ---------
COST OF SALES AND OPERATING EXPENSES:
  Directory cost of sales ...........        978,765            --
  Broker dealer commissions .........      1,629,242       1,293,165
  Computer cost of sales ............      1,472,643       1,227,445
  General and administrative ........      2,616,787       2,309,261
  Depreciation and amortization .....        225,278         118,387
                                           ---------       ---------
                                           6,922,715       4,948,258
                                           ---------       ---------
       Operating income (loss) ......     (1,176,240)         40,429

OTHER INCOME (EXPENSE):
  Interest income ...................        162,267         298,197
  Interest expense ..................       (131,121)       (170,961)
                                           ---------       ---------
                                              31,146         127,236
                                           ---------       ---------
    Income (loss) before minority
      interest and income taxes .....     (1,145,094)        167,665

Minority interest in earnings .......         (5,007)        (38,137)
                                           ---------       ---------
    Income (loss) before income taxes     (1,150,101)        129,528

Income tax benefit (expense) ........         (1,700)           --
                                           ---------       ---------
    Net income (loss) ...............     (1,151,801)        129,528

  Preferred stock dividend ..........        (19,687)         (2,154)
                                           ---------       ---------
  Net loss per common shareholders ..   $ (1,171,488)   $    127,374
                                        ============    ============
  Weighted average number of
    common shares outstanding .......     12,558,061            *

  Loss per common share .............   $      (0.09)           *


  * Due to the limited number of shares outstanding during 1994, presentation of earnings per share is not meaningful.

  See accompanying notes to consolidated financial statements.



                FRONTEER DIRECTORY COMPANY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    THREE MONTHS ENDED DECEMBER 31, 1995 AND
                                DECEMBER 31, 1994

                                                                                             Three Months Ended
                                                                                                December 31,
                                                                                             1995            1994
                                                                                          ----------        --------
CASH FLOWS FROM OPERATING ACTIVITIES:


  Net income (loss) ..................................................................   $(1,151,801)       129,528
  Adjustments to reconcile net income (loss) to net
     cash provided (used) by operating activities:
     Depreciation ....................................................................       128,147        118,387
     Amortization of directory costs .................................................        97,131           --
     Amortization of deferred rent ...................................................        (2,038)       (10,189)
     Provision for bad debts .........................................................        58,002           --
     Deferred income tax benefit .....................................................          --           98,243
     Minority interest in earnings ...................................................         5,007         38,137
  Changes in operating assets and liabilities:
     Increase in broker dealer customer
       receivables, net ..............................................................      (574,215)      (682,869)
     Decrease (increase) in receivables from brokers or
       dealers and clearing organizations ............................................      (648,453)     2,615,159
     Decrease (increase) in trade receivables ........................................        51,108       (256,155)
     Decrease (increase) in other receivables ........................................        45,987       (237,702)
     Decrease (increase) in securities owned .........................................      (606,040)       471,160
     Decrease in deferred directory costs ............................................        27,627           --
     Decrease (increase) in other assets .............................................        (7,929)       172,613
     Increase (decrease) in accounts payable, accrued
       expenses, and other liabilities ...............................................       271,400     (1,321,000)
     Decrease in broker dealer customer payables .....................................      (921,751)    (1,555,998)
     Increase in payables to brokers or dealers
       and clearing organizations ....................................................       396,030      3,471,317
     Increase (decrease) in deposits from clearing
       correspondent brokers or dealers ..............................................       978,179     (2,132,880)
     Decrease in deferred revenue ....................................................       (75,298)          --
     Decrease in income taxes payable ................................................      (160,441)          --
     Increase (decrease) in other current liabilities ................................       198,283        ( 7,435)
                                                                                          ----------       ---------
       Net cash provided (used) by operating activities ..............................    (1,891,065)        910,276
                                                                                          ----------       ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Principal collected on notes receivable ............................................       369,499           --
  Proceeds from sale of assets .......................................................         7,465           --
  Issuance of notes receivable .......................................................       ( 6,000)        (7,626)
  Purchase of property and equipment .................................................       (62,274)      (323,547)
                                                                                          ----------       ---------
       Net cash provided by investing activities .....................................       308,690       (331,173)
                                                                                          ----------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net payments on short-term borrowings ...............................................        --           180,000
  Borrowings on long-term notes payable ...............................................        --            30,127
  Net borrowings from related parties .................................................      (10,500)          --
  Principal payments on long-term borrowings ..........................................     (193,738)       (32,464)
  Dividends on preferred stock ........................................................      (19,687)        (2,154)
                                                                                           ---------       --------
       Net cash used in financing activities .........................................      (223,925)       175,509
                                                                                           ---------       --------
NET INCREASE IN CASH AND CASH EQUIVALENTS .............................................   (1,806,300)       754,612

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ........................................    2,148,675      1,522,042

CASH AND CASH EQUIVALENTS, END OF PERIOD .............................................   $   342,375      2,276,654
                                                                                         ===========      =========

See accompanying notes to consolidated financial statements

                        FRONTEER DIRECTORY COMPANY, INC.
                    SELECTED INFORMATION - SUBSTANTIALLY ALL
                   DISCLOSURES REQUIRED BY GENERALLY ACCEPTED
                     ACCOUNTING PRINCIPLES ARE NOT INCLUDED
                                DECEMBER 31, 1995


NOTE 1 - UNAUDITED FINANCIAL STATEMENTS

The accompanying consolidated financial statements of Fronteer Directory Company, Inc. as of December 31, 1995, are the responsibility of the Company's management. Except as explained in the following paragraph, management is not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principles.

Management has elected to omit substantially all of the disclosures required by generally accepted accounting principles.

The accompanying financial statements should be read in conjunction with the Company's financial statements as of September 30, 1995.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A. ORGANIZATION, BUSINESS COMBINATION, AND PRINCIPLES OF CONSOLIDATION - On April 26, 1995, Fronteer Directory Company, Inc. (Fronteer) entered into a Plan of Reorganization and Exchange Agreement (the Agreement) with RAFCO, Ltd. (RAFCO). Under the Agreement, Fronteer acquired all of the assets of RAFCO in exchange for the assumption by Fronteer of the liabilities of RAFCO and the issuance by Fronteer to RAFCO of 7,223,871 shares of $.01 par value common stock and 87,500 shares of $.10 par value series A voting cumulative preferred stock ($10.00 per share redemption value). RAFCO has dissolved as a corporation and has distributed Fronteer's common and preferred stock to the shareholders of RAFCO. As a result of the transaction, the former shareholders of RAFCO acquired a 55% interest in Fronteer. Accordingly, the transaction has been accounted for as a "reverse acquisition" of Fronteer by RAFCO using the purchase method of accounting and the Fronteer's assets and liabilities have been adjusted to their market value as of the date of the business combination. The adjustment to market value resulted in an intangible asset, directory publishing rights, which was recorded at $6,972,468 (see note 6). Fronteer's operations have been included in the accompanying consolidated financial statements beginning May 1, 1995, the effective date of the transaction. As a result of the reverse acquisition accounting, historical financial statements presented for periods prior to the business combination date include the consolidated assets, liabilities, equity, revenues, and expenses of RAFCO only. In addition, RAFCO's former subsidiaries, RAF and Secutron, have changed their fiscal year ends to September 30 from December 31 and are now subsidiaries of Fronteer.

     The   consolidated   financial   statements   include   Fronteer  Directory
     Company, Inc. (the Company) and the accounts of Fronteer Directory (Fronteer) and its wholly-owned subsidiaries, Fronteer Personnel Services, Inc. (FPS), Fronteer Marketing Group, Inc. (FMG), and RAF Financial Corporation (RAF). They also include a majority-owned subsidiary, Secutron Corporation (Secutron). All significant intercompany accounts and transactions have been eliminated in the preparation of the consolidated financial statements.

     Fronteer is engaged in the publishing and distribution of telephone directories, while FPS is engaged in employee leasing, and FMG is engaged in the telemarketing business. RAF operates as a registered securities broker/dealer. Secutron is engaged in industry specific software development and provides consulting services.

NOTE 3 - NOTES PAYABLE TO RELATED PARTIES

The Company has various notes payable to related parties in the amount of $538,400 at December 31, 1995. Such notes payable are unsecured, payable on demand, and bear interest at a variable rate not to exceed the interest rate on the Company's line of credit with BNC National Bank. At December 31, 1995, the interest rate was 11.0%.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Financial Condition

     At December 31, 1995, shareholders' equity was $4,270,102, down $1,171,488, or 22%, from year end September 30, 1995. The ratio of current assets to current liabilities at December 31, 1995, was 1.30 to 1, a decrease from the 1.40 to 1 at September 30, 1995.

Results of Operations

Three Months Ended December 31, 1995 vs. Three Months Ended December 31, 1994

     The Company's acquisition of RAFCO under the terms of the RAFCO Agreement dated April 26, 1995, has been accounted for as a reverse acquisition of Fronteer Directory Company, Inc. by RAFCO using the purchase method of accounting. This resulted in Fronteer adjusting its assets and liabilities to their fair market value at the effective date of the acquisition, or May 1, 1995. The enclosed financial statements show RAFCO and its subsidiaries for the three months ended December 31, 1994, while the Company and subsidiaries, including RAFCO, are consolidated from October 1, 1995 to December 31, 1995, in accordance with the purchase method of accounting.

     Net loss for the three months ended December 31, 1995, totalled $1,151,801, which compares to net income of $129,528 for the three months ended December 31, 1994, for the former RAFCO.

     Revenues for the three months ended December 31, 1995, totalled $5,746,475, an increase of $757,788 over the three months ended December 31, 1994. The revenues for 1994 include no directory revenues, which totalled $1,501,476 for 1995. Computer revenues from Secutron for the first three months of fiscal 1996 totalled $1,396,060, an increase of $187,527, or 16%, from last year. Broker dealer revenues for the first three months of 1996 came to $2,680,567 as compared to $3,765,292 for the three months ended December 31, 1994.

     Broker dealer revenues associated with R A F Financial is made up of several components, which have changed in their makeup and materiality from last year. Broker commissions for the first three months of fiscal 1996 totalled $2,469,617, an increase of $272,262, or 13%, from last year. This increase is attributable to the addition of brokers and increased productivity in the Company's new brokerage offices in Reston, VA and Atlanta, GA. The Company also opened an office in Chicago during this past quarter.

     Various changes in the way the Company, through R A F, evaluates its business opportunities has taken place over the last year. R A F's bank services division, which had revenues of over $350,000 for the three months ended December 31, 1994, was sold to Sheshunoff Information Services, Inc. during 1995. This completely eliminated bank services as a revenue source for the first quarter of 1996. Revenues from clearing operations also declined significantly from last year, from $228,000 for the three months ended December 31, 1994, to $78,000 for the same period this year. This decline resulted from the Company positioning its clearing business for its eventual sale or transfer to a larger firm.

     Subsequent to December 31, 1995, the Company signed an agreement to effect the transfer of its clearing operations and associated personnel into a separate new clearing firm which will become a subsidiary of OppenheimerFunds, Inc. The Company will hold a financial interest in the new clearing firm.

     The Company's investment banking revenues also declined sharply when compared to the three months ended December 31, 1994. Revenues for the period ended December 31, 1995, totalled $325,895 as compared to $546,500 last year, a $220,605 decline.

     During this year's first quarter, the Company recognized trading losses of $263,846 as compared to a trading profit of $209,787 for the same period last year. A large percentage of the losses are attributable to unrealized losses resulting from the adjustment of securities to their fair market value at December 31, 1995.

     Other revenues jumped from $14,862 last year to $168,372 for the first quarter of 1996. Revenues of $62,782 and $24,098 for Fronteer Marketing Group and Fronteer Personnel Services, respectively, are included in this amount.

     The Company recognized directory cost of sales for the three months ended December 31, 1995, of $978,765. Due to the purchase method of accounting, no cost of sales were recognized in the previous year. Directory cost of sales of $978,765 compares favorably to directory revenues of $1,501,476.

     Broker dealer commissions increased by $336,077 over last year's first quarter, which coincides with an increase in commission revenues. During this year's first quarter, the Company wrote off and expensed as broker dealer commissions notes receivable from broker dealers in the amount of $58,000. These notes receivable were made in the form of advances in order to attract broker dealers to R A F Financial's two new offices in Reston, VA and Atlanta, GA during 1994. As the salespeople meet certain length of employment and sales goals, the loans are forgiven. During the quarter, the Company also expensed as broker dealer commissions a $100,000 finder's fee, which was paid as a result of the successful completion of the Fronteer/RAFCO Reorganization.

     General and administrative expenses (G & A) totalled $2,616,787 for the three months ended December 31, 1995. This compares to $2,309,261 for the same period last year, an increase of $307,526. A total of approximately $100,000 in expenses related to the Fronteer Directory/ RAFCO reorganization, including the year-end audit and reporting, was incurred during the quarter and is found in G & A. No expenses for the directory business are included for the quarter ended December 31, 1994. Fixed operating expenses for both R A F and Fronteer are in a state of decline due to reorganization and the sale of the bank services division by R A F and the sale of directories by Fronteer.

     Interest income for the first three months of 1996 totalled $162,267, a decline of $135,930 from the three months ended December 31, 1994. This decline is attributable to a large decline in the Company's margin debit interest, which is associated with the decline in the Company's clearing business and revenues over the past year.

     Interest expense declined $39,840 when compared to the three months ended December 31, 1994. This decline is also attributable to the decline in the Company's clearing business and the subsequent decline in the margin debit interest.

     Pursuant to the purchase method of accounting, the Company adjusted the value of its telephone directories to their fair market value at April 26, 1995. The directories which the Company still publishes were valued at $4,692,769. This amount is being amortized over ten years with amortization totalling $97,131 for the quarter ended December 31, 1995.

     The minority interest in the financial statements relates to the percentage of Secutron stock not owned by the Company.

Liquidity and Capital Resources

     At December 31, 1995, the Company had working capital of $3,189,246, down $941,112 from the $4,130,358 at September 30, 1995.

     The Company currently has a line of credit with its primary lender whereby the Company may borrow up to 75% of its billed directory accounts receivable under 60 days old. The Company currently has over $1,000,000 available on this line. The Company also has credit agreements with the Pershing Division of Donaldson, Lufkin & Jenrette, which include a broker loan line of finance securities owned, securities held for correspondent accounts, and receivables in customer margin accounts. This line may also be used to release pledged collateral against day loans. Outstanding balances under these credit arrangements are adequate to meet the short-term operating needs of RAF. Liquidity is expected to be adequate in fiscal 1996.

Inflation

     The effects of inflation on the Company's operations is not material and is not anticipated to have any material effect in the future.

                                     PART II

ITEM 5.  OTHER INFORMATION

Clearing Operations Agreement

On January 26, 1996, the Company signed an agreement to transfer its clearing operations and associated personnel into a separate new clearing firm which wil become a subsidiary of OppenheimerFunds, Inc. The Company will hold a financial interest in the new clearing firm.

When all required regulatory approvals are obtained, R A F Financial Corporation will become a fully disclosed clearing correspondent of the new firm.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibits

2.1 Plan of Reorganization and Exchange Agreement dated April 26, 1995 with Exhibits A, B, C, F, and I.*

2.2    Sale and Purchase Agreement dated April 27, 1995, with Exhibits A and J.*

2.3    Option Agreement dated April 27, 1995, with Exhibits A, B, and D.*

3.0    Articles of Incorporation of Registrant.**

3.0(i) Articles of Amendment to the Registrant's Articles of Incorporation dated
       April 28, 1995.*

3.2    Bylaws of Registrant.**

      * Incorporated  by  reference to  Registrant's  8-K dated May 9,
        1995.

     ** Incorporated by reference to Registrant's 10-K dated September 30, 1995.

    (b)  Reports on Form 8-K:

        No reports on Form 8-K were filed with the SEC for the quarter ended December 31, 1995.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  February  13, 1996      FRONTEER DIRECTORY COMPANY, INC.
                                a Colorado corporation



                                By:  /s/ Dennis W. Olson
                                    -------------------------------
                                    Dennis W.Olson, President and
                                    Chief Executive Officer



                                By: /s/ Lance Olson
                                    -------------------------------
                                    Lance Olson, CPA, Principal
                                    Accounting Officer



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


   Date              Name and Title                     Signature



February 13, 1996   Dennis W. Olson, Director         /s/ Dennis W. Olson
                                                      ------------------------


February 13, 1996   Robert A. Fitzner, Jr., Director  /s/ Robert A. Fitzner, Jr.
                                                      ------------------------

February 13, 1996   Robert L. Long, Director          /s/ Robert L. Long
                                                      ------------------------