Form 10-Q/A
period 1995-12-31
FRONTEER DIRECTORY COMPANY INC
filed 1996-03-26
CIK 844780

FORM 10-Q
                       AMENDMENT NO. 1
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


Dated:  March 25, 1996          FRONTEER DIRECTORY COMPANY, INC.
                                a Colorado corporation



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


   Date              Name and Title                     Signature



March 25, 1996      Dennis W. Olson, Director         /s/ Dennis W. Olson
                                                      ------------------------


March 25, 1996      Robert A. Fitzner, Jr., Director  /s/ Robert A. Fitzner, Jr.
                                                      ------------------------

March 25, 1996      Robert L. Long, Director          /s/ Robert L. Long
                                                      ------------------------