Form 10-Q
period 1996-03-31
FRONTEER DIRECTORY COMPANY INC
filed 1996-05-14
CIK 844780

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        March 31, 1996

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to
                              -----------------   ---------------------

Commission file number               0-17637

                        Fronteer Directory Company, Inc.
          ----------------------------------------------------
         (Exact name of registrant as specified in its charter)

            Colorado                                            45-0411501
 ------------------------------                            ------------------
(State or other jurisdiction of                           (IRS Employer ID No.)
 incorporation or organization)

     One Norwest Center, 1700 Lincoln Street, 32nd Floor, Denver, CO, 80203
     ----------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (303) 860-1700
               --------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  [X]  Yes    [ ]   No

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         The registrant had 16,558,606 shares of its $.01 par value common stock outstanding as of May 8, 1996.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

                FRONTEER DIRECTORY COMPANY, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                            March 31,      September 30,
                                                                              1996             1995
                                                                            ---------      ------------
                   ASSETS                                                  (Unaudited)


CURRENT ASSETS:
Cash and cash equivalents ..............................................   $ 1,790,820     2,148,675
Broker dealer customer receivables, net ................................     9,275,035     5,004,686
Receivables from brokers or dealers and
  clearing organizations ...............................................       299,254       340,995
Trade receivables, net .................................................     2,522,707     3,323,071
Other receivables ......................................................       259,277       237,489
Securities owned, at market value ......................................     1,864,241     1,374,725
Current portion of long-term notes receivable ..........................       414,916       731,766
Deferred directory costs ...............................................       620,396       438,412
Deferred income taxes ..................................................       368,374       368,374
Other assets ...........................................................       402,999       412,967
                                                                           -----------   -----------

     Total current assets ..............................................    17,818,019    14,381,160


PROPERTY, FURNITURE AND EQUIPMENT, net
  of accumulated depreciation ..........................................     1,871,227     1,698,488

LONG-TERM NOTES RECEIVABLE, net of
  current portion ......................................................          --         109,091

INTANGIBLE ASSET:
  Directory publishing rights, net of
    accumulated amortization of $356,148 ...............................     4,336,621     4,530,883
    at 3/31/96 and $161,885 at 9/30/95
     Total assets ......................................................   $24,025,867    20,719,622
                                                                           ===========   ===========
                                                                                         (Continued)







                FRONTEER DIRECTORY COMPANY, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS, CONTINUED


                                                                                    March 31,       September 30,
                                                                                      1996              1995
                                                                                    ---------       ------------
LIABILITIES AND STOCKHOLDERS' EQUITY:                                              (Unaudited)


Accounts payable, accrued expenses,
  and other liabilities ......................................................   $  3,308,155       2,958,180
Broker dealer customer payables ..............................................      1,618,488       2,181,284
Payables to brokers or dealers and
  clearing organizations .....................................................      5,683,790       1,999,687
Deposits from clearing correspondent
  brokers or dealers, net ....................................................        547,530         483,319
Current portion of long-term debt ............................................      1,007,558         939,706
Notes payable to related parties .............................................        488,400         548,900
Deferred revenue .............................................................        640,703         639,184
Income taxes payable .........................................................         70,436         207,643
Other current liabilities ....................................................        316,045         292,899
                                                                                 ------------    ------------

     Total current liabilities ...............................................     13,681,105      10,250,802

LONG-TERM DEBT, NET OF CURRENT PORTION .......................................      1,829,859       1,974,226
DEFERRED RENT CONCESSIONS ....................................................      1,790,555       1,794,631
DEFERRED INCOME TAXES ........................................................      1,085,590       1,085,590
                                                                                 ------------    ------------

     Total liabilities .......................................................     18,387,109      15,105,249

MINORITY INTEREST IN SUBSIDIARY ..............................................        211,515         172,783
                                                                                 ------------    ------------

STOCKHOLDERS' EQUITY:
  Series A voting cumulative  preferred stock,  authorized  25,000,000 shares,
    $0.10 par value, 87,500 shares issued and outstanding at September 30,
    1995 (liquidation
    preference of $875,000)  .................................................        875,000         875,000
  Common stock; authorized 100,000,000
    shares, $0.01 par value; 12,558,061 shares
    issued at September 30, 1995  ............................................        125,581         125,581
  Subscribed capital stock ...................................................      1,023,165            --
  Additional paid-in capital .................................................      6,430,795       6,431,343
  Retained earnings (deficit) ................................................     (2,597,064)     (1,560,100)
  Treasury stock, 87,084 shares at cost ......................................        (80,234)        (80,234)
  Unearned ESOP shares .......................................................       (350,000)       (350,000)
                                                                                 ------------    ------------

     Total stockholders' equity ..............................................      5,427,243       5,441,590
                                                                                 ------------    ------------

     Total liabilities and                                                       $ 24,025,867      20,719,622
       stockholders' equity ..................................................    ===========     ===========


See accompanying notes to consolidated financial statements.



                FRONTEER DIRECTORY COMPANY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                              Six Months Ended                 Three Months Ended
                                                   March 31,                       March 31,
                                             -------------------               -----------------
                                             1996           1995               1996         1995
                                             ----           ----               ----         ----

REVENUE:
  Directory .........................   $  2,384,914            --           883,438            --
  Brokerage commissions .............      6,040,614       3,848,013       3,570,997       1,654,658
  Investment banking ................        501,654       1,087,451         175,759         540,951
  Trading profits, net ..............        594,749         311,793         858,595         102,006
  Other broker dealer ...............        308,807       1,021,912         159,906         206,262
  Computer hardware and
    software operations .............      2,846,336       2,429,506       1,450,276       1,220,973
  Other .............................        305,286          63,288         136,914          48,426
                                        ------------    ------------    ------------    ------------
                                          12,982,360       8,761,963       7,235,885       3,773,276
                                         ------------   ------------    ------------    ------------

COST OF SALES AND OPERATING EXPENSES:
  Directory cost of sales ...........      1,485,815            --           507,050            --
  Broker dealer commissions .........      3,922,893       2,527,418       2,293,651       1,234,253
  Computer cost of sales ............      2,893,446       2,457,361       1,420,803       1,229,916
  General and administrative ........      5,271,591       4,036,154       2,654,804       1,726,893
  Depreciation and amortization .....        430,856         227,357         205,578         108,970
                                        ------------    ------------    ------------    ------------
                                          14,004,601       9,248,290       7,081,886       4,300,032
                                        ------------    ------------    ------------    ------------

       Operating income (loss) ......     (1,022,241)       (486,327)        153,999        (526,756)
                                        ------------    ------------    ------------    ------------

OTHER INCOME (EXPENSE):
  Interest income ...................        326,212         522,182         163,945         223,985
  Interest expense ..................       (238,802)       (371,908)       (107,681)       (200,947)
                                        ------------    ------------    ------------    ------------
                                              87,410         150,274          56,264          23,038
                                        ------------    ------------    ------------    ------------

    Income (loss) before minority
      interest and income taxes .....       (934,831)       (336,053)        210,263        (503,718)

Minority interest in earnings .......        (55,142)        (78,322)        (50,135)        (40,185)
                                        ------------    ------------    ------------    ------------

    Income (loss) before income taxes       (989,973)       (414,375)        160,128        (543,903)

Income tax expense ..................       (  7,617)       (  2,450)       (  5,917)       (  2,450)
                                        ------------    ------------    ------------    ------------

    Net income (loss) ...............       (997,590)       (416,825)        154,211        (546,353)

  Preferred stock dividend ..........        (39,375)       (  2,154)        (19,688)           --
                                        ------------    ------------    ------------    ------------
  Net income (loss) per common
    shareholders ....................   $ (1,036,965)       (418,979)        134,523        (546,353)
                                        ============    ============    ============    ============
  Weighted average number of
    common shares outstanding .......     12,558,061            *         12,558,061           *

  Income (loss) per common share ....   $      (0.08)           *       $       0.01           *


  * Due to the limited number of shares outstanding during 1995, presentation of earnings per share is not meaningful.


  See accompanying notes to consolidated financial statements.

                FRONTEER DIRECTORY COMPANY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    SIX MONTHS ENDED MARCH 31, 1996 AND 1995
                                   (Unaudited)

                                                                                               Six Months Ended
                                                                                                    March 31,
                                                                                             ---------------------
                                                                                             1996             1995
                                                                                             ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net loss ...........................................................................   $  (997,590)      (416,825)
  Adjustments to reconcile net loss to net cash
     provided (used) by operating activities:
     Depreciation ....................................................................       236,594        227,357
     Amortization of directory costs .................................................       194,262           --
     Amortization of deferred rent ...................................................      (  4,076)      (  4,076)
     Amortization of prepaid compensation ............................................       116,004           --
     Deferred income tax benefit .....................................................          --           98,243
     Vehicle paid in lieu of compensation ............................................         5,565           --
     Gain on sale of assets ..........................................................          --          (   490)
     Minority interest in earnings ...................................................        55,142         78,322
  Changes in operating assets and liabilities:
     Decrease (increase) in broker dealer customer
       receivables, net ..............................................................    (4,270,349)     7,836,020
     Decrease in receivables from brokers or dealers
       and clearing organizations ....................................................        41,741      2,640,845
     Decrease (increase) in trade receivables ........................................       800,364       (256,664)
     Decrease (increase) in other receivables ........................................       (21,788)       188,688
     Decrease (increase) in securities owned .........................................      (489,516)       268,522
     Increase in deferred directory costs ............................................      (181,984)          --
     Decrease (increase) in other assets .............................................      (106,036)         3,098
     Increase (decrease) in accounts payable, accrued
       expenses, and other liabilities ...............................................       349,975     (1,809,067)
     Decrease in broker dealer customer payables .....................................      (562,796)    (1,991,591)
     Increase (decrease) in payables to brokers or
       dealers and clearing organizations ............................................     3,684,103     (4,919,513)
     Increase (decrease) in deposits from clearing
       correspondent brokers or dealers ..............................................        64,211     (2,305,344)
     Increase in deferred revenue ....................................................         1,519           --
     Decrease in income taxes payable ................................................      (137,207)          --
     Increase in other current liabilities ...........................................        23,146        211,480
                                                                                         -----------    -----------

       Net cash used by operating activities .........................................    (1,198,716)      (150,995)
                                                                                         -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Principal collected on notes receivable ............................................       435,841           --
  Proceeds from sale of assets .......................................................         7,465            565
  Issuance of notes receivable .......................................................       ( 9,900)      (  7,626)
  Purchase of property and equipment .................................................      (422,363)      (388,200)
                                                                                         -----------    -----------

       Net cash provided (used) by investing activities ..............................        11,043       (395,261)
                                                                                         -----------    -----------
                                                                                                         (continued)





CONSOLIDATED STATEMENTS OF CASH FLOWS, continued


CASH FLOWS FROM FINANCING ACTIVITIES:
  Net short-term borrowings ..........................................................       195,000           --
  Borrowings on long-term notes payable ..............................................          --          104,767
  Net borrowings from related parties ................................................       (60,500)          --
  Principal payments on long-term borrowings .........................................      (271,515)       (87,079)
  Dividends on preferred stock .......................................................       (39,375)       ( 2,154)
  Proceeds from subscribed capital stock .............................................     1,023,165           --
  Purchase of minority shares in subsidiary ..........................................       (16,958)       ( 1,500)
                                                                                         -----------    -----------


       Net cash provided by financing activities .....................................       829,817         14,034
                                                                                         -----------    -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS ............................................      (357,856)      (532,222)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD .......................................     2,148,675      1,522,042
                                                                                         -----------   -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD .............................................   $ 1,790,819        989,820
                                                                                         ===========    ===========


See accompanying notes to consolidated financial statements.


                FRONTEER DIRECTORY COMPANY, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                         SIX MONTHS ENDED MARCH 31, 1996


                                                              Subscribed  Additional   Retained
                                     Preferred     Common       Capital     Paid-in    Earnings  Unearned    Treasury
                                       Stock        Stock        Stock      Capital   (Deficit)  ESOP Stock    Stock      Total
                                     ---------    -------     ----------  ----------   --------  ----------  --------    -------


Balances at October 1, 1995 .....   $  875,000      125,581         --     6,431,343 (1,560,100) (350,000)   (80,234)   5,441,590

Series A preferred stock dividend         --           --           --          --   (   39,375)     --         --        (39,375)

Purchase of subsidiary shares ...         --           --           --        (  548)      --        --         --           (548)

Subscribed capital stock ........         --           --       1,023,165       --         --        --         --      1,023,165

Net loss ........................         --           --           --          --      997,590)     --         --       (997,590)
                                    ----------   ----------    ----------  ---------- ----------  -------  ----------  ----------

Balances at March 31, 1996 ......   $  875,000      125,581     1,023,165  6,430,795 (2,597,064) (350,000)   (80,234)   5,427,243
                                    ==========   ==========    ==========  ========== ==========  =======  ==========  ==========



See accompanying notes to consolidated financial statements.

                FRONTEER DIRECTORY COMPANY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1996
                                   (Unaudited)


NOTE 1 - UNAUDITED FINANCIAL STATEMENTS

The accompanying unaudited consolidated financial statements of Fronteer Directory Company, Inc. and subsidiaries have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and disclosures necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. In the opinion of management, these financial statements reflect all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the results of operations and financial position for the interim periods presented. These interim financial statements should be read in conjunction with the Annual Report on Form 10-K as of and for the year ended September 30, 1995. Operating results for the six months ended March 31, 1996, are not necessarily indicative of the results that may be expected for the year ended September 30, 1996.


NOTE 2 - ORGANIZATION, BUSINESS COMBINATION, AND PRINCIPLES OF CONSOLIDATION

On April 26, 1995, Fronteer Directory Company, Inc. (Fronteer) entered into a Plan of Reorganization and Exchange Agreement (the Agreement) with RAFCO, Ltd. (RAFCO). Under the Agreement, Fronteer acquired all of the assets of RAFCO in exchange for the assumption by Fronteer of the liabilities of RAFCO and the issuance by Fronteer to RAFCO of 7,223,871 shares of $.01 par value common stock and 87,500 shares of $.10 par value series A voting cumulative preferred stock ($10.00 per share redemption value). RAFCO has dissolved as a corporation and has distributed Fronteer's common and preferred stock to the shareholders of RAFCO. As a result of the transaction, the former shareholders of RAFCO acquired a 55% interest in Fronteer. Accordingly, the transaction was accounted for as a "reverse acquisition" of Fronteer by RAFCO using the purchase method of accounting and Fronteer's assets and liabilities have been adjusted to their market value as of the date of the business combination. The adjustment to market value resulted in an intangible asset, directory publishing rights, which was recorded at $6,972,468. Fronteer's operations have been included in the accompanying consolidated financial statements beginning May 1, 1995, the effective date of the transaction. As a result of the reverse acquisition accounting, historical financial statements presented for periods prior to the business combination date include the consolidated assets, liabilities, equity, revenues, and expenses of RAFCO only. In addition, RAFCO's former subsidiaries, RAF and Secutron, have changed their fiscal year ends to September 30 from December 31 and are now subsidiaries of Fronteer.

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

NOTE 3 - PRIVATE PLACEMENT

On February 16, 1996, the Company commenced a private placement of 6,000,000 shares of its $.01 par value Common Stock at $1.00 per share, as well as 6,000,000 Class A Redeemable Common Stock Purchase Warrants at a price of $.10 per warrant. These warrants entitle the holder to purchase one share of Common Stock at $1.50 per share at any time until May 1, 2000.

If all securities offered are sold, net proceeds of approximately $5,890,000 are expected from the private placement. If all of the securities offered are sold, the proceeds will be used for the following purposes: working capital for RAF - $2,490,000, repurchase of 1,558,078 shares of Common Stock - $1,200,000, repayment of debt - $1,325,000, repurchase of 87,500 shares of Preferred Stock - $875,000.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Financial Condition

     At March 31, 1996, shareholders' equity was $5,427,243, down $14,347 from year end September 30, 1995. The ratio of current assets to current liabilities at March 31, 1996, was 1.30 to 1, a decrease from the 1.40 to 1 at September 30, 1995.

Results of Operations

Six Months Ended March 31, 1996 vs. Six Months Ended March 31, 1995

     The Company's acquisition of RAFCO under the terms of the RAFCO Agreement dated April 26, 1995, has been accounted for as a reverse acquisition of Fronteer Directory Company, Inc. by RAFCO using the purchase method of accounting. This resulted in Fronteer adjusting its assets and liabilities to their fair market value at the effective date of the acquisition, or May 1, 1995. The enclosed financial statements show RAFCO and its subsidiaries for the six months ended March 31, 1995, while the Company and subsidiaries, including RAFCO, are consolidated from October 1, 1995 to March 31, 1996, in accordance with the purchase method of accounting.

     Net loss for the six months ended March 31, 1996, totalled $997,590, which compares to a net loss of $416,825 for the six months ended March 31, 1995, for the former RAFCO.

     Revenues for the six months ended March 31, 1996, totalled $12,982,360, an increase of $4,220,397 over the six months ended March 31, 1995. The revenues for 1995 include no directory revenues, which totalled $2,384,914 for 1996. Computer revenues from Secutron for the first six months of fiscal 1996 totalled $2,846,336, an increase of $416,830, or 17%, from the first six months of last year.

     Broker commissions for the first six months of fiscal 1996 totalled $6,040,614, a large increase of $2,192,601, or 57%, over the first six months of 1995. This increase is primarily attributable to the opening of new offices in Chicago and New Orleans, as well as increased productivity in the Company's other offices, including newer offices in Reston, VA and Atlanta, GA.

     Various changes in the way the Company, through R A F, evaluates its business opportunities has taken place over the last year. R A F's bank services division, which had revenues of nearly $400,000 for the six months ended March 31, 1995, was sold to Sheshunoff Information Services, Inc. during 1995. This completely eliminated bank services as a revenue source for the first two quarters of 1996. Revenues from clearing operations also declined significantly from last year, from $329,000 for the six months ended March 31, 1995, to $235,000 for the same period this year. This decline resulted from the Company positioning its clearing business for its eventual sale.

     In February of 1996, the Company signed an agreement to effect the transfer of its clearing operations and associated personnel into a separate new clearing firm, MultiSource Services, Inc. ("MSI"). MSI is a subsidiary of OppenheimerFunds, Inc. Principal officers of MSI (currently OppenheimerFunds, Inc. employees) have indicated that the closing is scheduled to take place during the Company's third quarter, with the Company then receiving a 20% interest in the new clearing firm - MSI.

     The Company's investment banking revenues for the six months ended March 31, 1996, declined sharply when compared to the six months ended March 31, 1995. Revenues for the period ended March 31, 1996, totalled $501,654 as compared to $1,087,451 last year, a $585,797, or 54% decline. The Company's investment banking department has devoted a great deal of its resources to the completion of the MultiSource Services deal and also on the Company's own private placement. Although these projects generated no direct revenue for the Company, they are expected to greatly benefit the Company over the long-haul.

     During this year's first two quarters, the Company recognized trading profits of $594,749 as compared to a trading profit of $311,793 for the same period last year, an increase of $282,956, or 91%. During the period, a large gain of $484,000 was recognized on the exercise of warrants, which had been previously received as compensation by the investment banking division of the Company.

     Other revenues increased from $63,288 last year to $305,286 for the first two quarters of 1996. Revenues of $108,817 and $80,570 for Fronteer Marketing Group and Fronteer Personnel Services, respectively, are included in this amount for the six months ended March 31, 1996.

     The Company recognized directory cost of sales for the six months ended March 31, 1996, of $1,485,815. Due to the purchase method of accounting, no cost of sales were recognized in the previous year. Directory cost of sales of $1,485,815 compares favorably to directory revenues of $2,384,914.

     Broker dealer commissions increased by $1,395,475 over last year's first two quarters, which compares very well with an increase of $2,192,601 in commission revenues for the same period. During this year's first two quarters, the Company amortized as prepaid compensation notes receivable from retail brokers in the amount of $116,000. These notes receivable were made in the form of advances in order to attract and retain retail brokers for R A F Financial's two new offices in Reston, VA and Atlanta, GA during 1994. As the salespeople meet certain length of employment and sales goals, the loans are forgiven.

     General and administrative expenses (G & A) totalled $5,271,591 for the six months ended March 31, 1996. This compares to $4,036,154 for the same period last year, an increase of $1,235,437. A total of approximately $100,000 in expenses related to the Fronteer Directory/ RAFCO reorganization, including the year-end audit and reporting, was incurred during the quarter and is found in G & A. No expenses for the directory business are included for the six months ended March 31, 1995. Fixed operating expenses for both R A F and Fronteer are in a state of decline due to reorganization and the sale of directories by Fronteer. A decline is expected following the transfer of R A F's clearing division to MSI during the third quarter.

     Interest income for the first six months of 1996 totalled $326,212, a decline of $195,970 from the six months ended March 31, 1995. This decline is attributable to a large decline in the Company's margin debit interest, which is associated with the decline in the Company's clearing business and revenues over the past year.

     Interest expense declined $133,106 when compared to the six months ended March 31, 1995. This decline is also attributable to the decline in the Company's clearing business and the subsequent decline in the margin debit interest.

     Pursuant to the purchase method of accounting, the Company adjusted the value of its telephone directories to their fair market value at April 26, 1995. The directories which the Company still publishes were valued at $4,692,769. This amount is being amortized over ten years with amortization totalling $194,262 for the six months ended March 31, 1996.

     The minority interest in the financial statements relates to the percentage of Secutron stock not owned by the Company. In January of 1996, the Company increased its percentage ownership of Secutron from 47.5% to 60.4%.

Three Months Ended March 31, 1996 vs. Three Months Ended March 31, 1995

     Net income for the three months ended March 31, 1996, totalled $154,211, which compares to a loss of $546,353 for the three months ended March 31, 1995, for the former RAFCO, an increase of $700,564.

     Revenues for the three months ended March 31, 1996, totalled $7,235,885, an increase of $3,462,609, or 92%, over the three months ended March 31, 1995. The revenues for 1995 include no directory revenues, which totalled $883,438 for 1996. Computer revenues from Secutron for the first three months of fiscal 1996 totalled $1,450,276, an increase of $229,303, or 19%, from last year.

     Broker commissions for the first three months of fiscal 1996 totalled $3,570,997, an increase of $1,916,339, or 116%, from last year. This increase is attributable to the opening of new offices in Chicago and New Orleans, as well as increased productivity in the Company's other offices, including newer offices in Reston, VA and Atlanta, GA.

     The Company's investment banking revenues declined sharply when compared to the three months ended March 31, 1995. Revenues for the quarter ended March 31, 1996, totalled $175,759 as compared to $540,951 last year, a $365,192, or 68%
decline. The Company's investment banking department has devoted a great deal of its resources to the completion of the MultiSource Services deal and also on the Company's own private placement. Although these projects generated no direct revenue for the Company, they are expected to greatly benefit the Company over the long-haul.

     During the quarter, the Company recognized trading profits of $858,595 as compared to a trading profit of $102,006 for the same period last year, an increase of 742%. A large gain of $484,000 was recognized on the exercise of warrants, which had been previously received as compensation by the investment banking division of the Company.

     Other revenues jumped from $48,426 last year to $136,914 for the second quarter of 1996. Revenues of $46,035 and $56,472 for Fronteer Marketing Group and Fronteer Personnel Services, respectively, are included in this amount.

     The Company recognized directory cost of sales for the three months ended March 31, 1996, of $507,050. Due to the purchase method of accounting, no cost of sales were recognized in the previous year. Directory cost of sales of $507,050 compares favorably to directory revenues of $883,438.

     Broker dealer commissions totalled $2,293,651, an increase of $1,059,398 over last year's first quarter, up 86%. This compares very well with the increase of $1,916,339 in commission revenues, a 116% increase. During this year's second quarter, the Company amortized as prepaid compensation notes receivable from retail brokers in the amount of $58,000. These notes receivable were made in the form of advances in order to attract and retain retail brokers for R A F Financial's two new offices in Reston, VA and Atlanta, GA during 1994. As the salespeople meet certain length of employment and sales goals, the loans are forgiven.

     General and administrative expenses (G & A) totalled $2,654,804 for the second quarter of 1996. This compares to $1,726,893 for the same period last year, an increase of $927,911. No expenses for the directory business are included for the three months ended March 31, 1995. Fixed operating expenses for both R A F and Fronteer are in a state of decline due to reorganization and the sale of directories by Fronteer. A decline is expected following the transfer of R A F's clearing division to MSI during the third quarter.

     Interest income for the second three month period of 1996 totalled $163,945, a decline of $60,040 from the three months ended March 31, 1995. This decline is attributable to a large decline in the Company's margin debit interest, which is associated with the decline in the Company's clearing business and revenues over the past year.

     Interest expense declined $93,266 when compared to the three months ended March 31, 1995. This decline is also attributable to the decline in the Company's clearing business and the subsequent decline in the margin debit interest.

     Pursuant to the purchase method of accounting, the Company adjusted the value of its telephone directories to their fair market value at April 26, 1995. The directories which the Company still publishes were valued at $4,692,769. This noncash amount is being amortized over ten years with amortization totalling $97,131 for the three months ended March 31, 1996.

Liquidity and Capital Resources

     At March 31, 1996, the Company had working capital of $4,136,914, up $6,556 from the $4,130,358 at September 30, 1995.

     During the quarter ended March 31, 1996, the Company initiated a private placement, as found in Note 3. At March 31, 1996, the Company had received proceeds from the yet-to-be- completed offering in the amount of $1,023,165. The private placement is expected to be completed by the end of the third quarter and is estimated to provide the Company with additional working capital of $2,490,000.

     The Company currently has a line of credit with its primary lender whereby the Company may borrow up to 75% of its billed directory accounts receivable under 60 days old. The Company currently has over $300,000 available on this line. The Company also has credit agreements with the Pershing Division of Donaldson, Lufkin & Jenrette, which include a broker loan line of finance securities owned, securities held for correspondent accounts, and receivables in customer margin accounts. This line may also be used to release pledged collateral against day loans. Outstanding balances under these credit arrangements are adequate to meet the short-term operating needs of RAF. Liquidity is expected to be adequate in fiscal 1996.

Inflation

     The effects of inflation on the Company's operations is not material and inflation is not anticipated to have any material effect in the future.


                                     PART II

ITEM 5.  OTHER INFORMATION

Clearing Operations Agreement

     In February of 1996, the Company signed an agreement to effect the transfer of its clearing operations and associated personnel into a separate new clearing firm, MultiSource Services, Inc. ("MSI"). MSI is a subsidiary of OppenheimerFunds, Inc. Principal officers of MSI (currently OppenheimerFunds, Inc. employees) have indicated that the closing is scheduled to take place during the Company's third quarter, with the Company then receiving a 20% interest in the new clearing firm - MSI.

     When all required regulatory approvals are obtained, R A F Financial Corporation will become a fully disclosed clearing correspondent of the new firm.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

          2.1 Plan of Reorganization and Exchange Agreement dated April 26, 1995 with Exhibits A, B, C, F, and I. *

          2.2 Sale and Purchase Agreement dated April 27, 1995, with Exhibits A and J. *

          2.3  Option Agreement dated April 27, 1995, with Exhibits A, B, and D.
               *

          3.0  Articles of Incorporation of Registrant. **

          3.0(i)  Articles  of  Amendment  to  the   Registrant's   Articles  of
               Incorporation dated April 28, 1995. *

          3.2  Bylaws of Registrant. **

          * Incorporated by reference to Registrant's 8-K dated May 9, 1995. ** Incorporated by reference to Registrant's 10-K dated September
          30, 1995.

     (b) Reports on Form 8-K:

     No reports on Form 8-K were filed with the SEC for the quarter ended March 31, 1996.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  May 14, 1996                           FRONTEER DIRECTORY COMPANY, INC.
                                               a Colorado corporation



                                               By: /s/ Dennis W. Olson
                                                   ----------------------------
                                                   Dennis W. Olson, President



                                               By: /s/ Lance Olson
                                                   ---------------------------
                                                   Lance Olson, CPA, Principal
                                                   Accounting Officer



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


   Date           Name and Title                     Signature
- ------------      ---------------                    ----------

                                                     /s/ Dennis W. Olson
May 14, 1996      Dennis W. Olson, Director          --------------------------


                                                     /s/ R. A. Fitzner, Jr.
May 14, 1996      R. A. Fitzner, Jr., Director       --------------------------


                                                     /s/ Robert L. Long
May 14, 1996      Robert L. Long, Director           --------------------------