Form 10-Q/A
period 1996-03-31
FRONTEER DIRECTORY COMPANY INC
filed 1996-05-15
CIK 844780

FORM 10-Q/A

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
                                                                           ===========   ===========
                                                                                         (Continued)







                FRONTEER DIRECTORY COMPANY, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS, CONTINUED


                                                                                    March 31,       September 30,
                                                                                      1996              1995
                                                                                    ---------       ------------
LIABILITIES AND STOCKHOLDERS' EQUITY:                                              (Unaudited)


Accounts payable, accrued expenses,
  and other liabilities ......................................................   $  3,308,155       2,958,180
Broker dealer customer payables ..............................................      1,618,488       2,181,284
Payables to brokers or dealers and
  clearing organizations .....................................................      5,683,790       1,999,687
Deposits from clearing correspondent
  brokers or dealers, net ....................................................        547,530         483,319
Current portion of long-term debt ............................................      1,007,558         939,706
Notes payable to related parties .............................................        488,400         548,900
Deferred revenue .............................................................        640,703         639,184
Income taxes payable .........................................................         70,436         207,643
Other current liabilities ....................................................        316,045         292,899
                                                                                 ------------    ------------

     Total current liabilities ...............................................     13,681,105      10,250,802

LONG-TERM DEBT, NET OF CURRENT PORTION .......................................      1,829,859       1,974,226
DEFERRED RENT CONCESSIONS ....................................................      1,790,555       1,794,631
DEFERRED INCOME TAXES ........................................................      1,085,590       1,085,590
                                                                                 ------------    ------------

     Total liabilities .......................................................     18,387,109      15,105,249

MINORITY INTEREST IN SUBSIDIARY ..............................................        211,515         172,783
                                                                                 ------------    ------------

STOCKHOLDERS' EQUITY:
  Series A voting cumulative  preferred stock,  authorized  25,000,000 shares,
    $0.10 par value, 87,500 shares issued and outstanding at September 30,
    1995 (liquidation
    preference of $875,000)  .................................................        875,000         875,000
  Common stock; authorized 100,000,000
    shares, $0.01 par value; 12,558,061 shares
    issued at September 30, 1995  ............................................        125,581         125,581
  Subscribed capital stock ...................................................      1,023,165            --
  Additional paid-in capital .................................................      6,430,795       6,431,343
  Retained earnings (deficit) ................................................     (2,597,064)     (1,560,100)
  Treasury stock, 87,084 shares at cost ......................................        (80,234)        (80,234)
  Unearned ESOP shares .......................................................       (350,000)       (350,000)
                                                                                 ------------    ------------

     Total stockholders' equity ..............................................      5,427,243       5,441,590
                                                                                 ------------    ------------

     Total liabilities and ...................................................   $ 24,025,867      20,719,622
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