Form 10-Q
period 1996-06-30
FRONTEER DIRECTORY COMPANY INC
filed 1996-08-14
CIK 844780

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        June 30, 1996

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to
                              -----------------   ---------------------

Commission file number               0-17637

                        Fronteer Financial Holdings, Ltd.
          ----------------------------------------------------
         (Exact name of registrant as specified in its charter)

            Colorado                                            45-0411501
 ------------------------------                            ------------------
(State or other jurisdiction of                           (IRS Employer ID No.)
 incorporation or organization)

               1700 Lincoln Street, Suite 3200, Denver, CO, 80203
     ----------------------------------------------------------------------
                    (Address of principal executive offices)

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

         The registrant had 15,801,944 shares of its $.01 par value common stock outstanding as of August 12, 1996.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

                                         FRONTEER FINANCIAL HOLDINGS, LTD. AND SUBSIDIARIES
                                                     CONSOLIDATED BALANCE SHEETS

                                                                            June 30,      September 30,
                                                                              1996             1995
                                                                            ---------      ------------
                   ASSETS                                                  (Unaudited)


CURRENT ASSETS:
Cash and cash equivalents ..............................................   $ 1,265,307     2,148,675
Broker dealer customer receivables, net ................................    10,122,282     5,004,686
Receivables from brokers or dealers and
  clearing organizations ...............................................       570,898       340,995
Trade receivables, net .................................................     2,841,800     3,323,071
Other receivables ......................................................       238,231       237,489
Securities owned, at market value ......................................     2,248,350     1,374,725
Current portion of long-term notes receivable ..........................       402,316       731,766
Deferred directory costs ...............................................       639,188       438,412
Deferred income taxes ..................................................       368,374       368,374
Other assets ...........................................................       358,234       412,967
                                                                           -----------   -----------

     Total current assets ..............................................    19,054,980    14,381,160


PROPERTY, FURNITURE AND EQUIPMENT, net
  of accumulated depreciation ..........................................     2,201,199     1,698,488

LONG-TERM NOTES RECEIVABLE, net of
  current portion ......................................................          --         109,091

INTANGIBLE ASSETS:
  Directory publishing rights and other,
    net of accumulated amortization of
    $458,925 at 6/30/96 and $161,885 at 9/30/95.........................     4,503,208     4,530,883
                                                                           -----------    ----------
     Total assets ......................................................   $25,759,387    20,719,622
                                                                           ===========   ===========
                                                                                         (Continued)







                                         FRONTEER FINANCIAL HOLDINGS, LTD. AND SUBSIDIARIES
                                               CONSOLIDATED BALANCE SHEETS, CONTINUED


                                                                                    June 30,        September 30,
                                                                                      1996              1995
                                                                                    ---------       ------------
LIABILITIES AND STOCKHOLDERS' EQUITY:                                              (Unaudited)


Accounts payable, accrued expenses,
  and other liabilities ......................................................   $  3,116,380       2,958,180
Broker dealer customer payables ..............................................      1,856,958       2,181,284
Payables to brokers or dealers and
  clearing organizations .....................................................      7,087,903       1,999,687
Deposits from clearing correspondent
  brokers or dealers, net ....................................................        454,089         483,319
Current portion of long-term debt ............................................        894,441         939,706
Notes payable to related parties .............................................        467,900         548,900
Deferred revenue .............................................................        330,550         639,184
Income taxes payable .........................................................         75,893         207,643
Other current liabilities ....................................................        437,316         292,899
                                                                                 ------------    ------------

     Total current liabilities ...............................................     14,721,430      10,250,802

LONG-TERM DEBT, NET OF CURRENT PORTION .......................................        904,051       1,974,226
DEFERRED RENT CONCESSIONS ....................................................      1,788,517       1,794,631
DEFERRED INCOME TAXES ........................................................      1,085,590       1,085,590
                                                                                 ------------    ------------

     Total liabilities .......................................................     18,499,588      15,105,249

MINORITY INTEREST IN SUBSIDIARY ..............................................        205,356         172,783
                                                                                 ------------    ------------

STOCKHOLDERS' EQUITY:
  Series A voting cumulative  preferred stock,  authorized  25,000,000 shares,
    $0.10 par value, 87,500 shares issued and outstanding at September 30,
    1995 (liquidation preference of $875,000)  ...............................          --            875,000
  Common stock; authorized 100,000,000
    shares, $0.01 par value; 12,470,977 shares
    issued and outstanding at September 30, 1995;
    15,674,944 at June 30, 1996, net of shares held in treasury ..............        173,201         125,581
  Subscribed common stock ....................................................         81,180           --
  Additional paid-in capital .................................................     11,058,091       6,431,343
  Retained earnings (deficit) ................................................     (2,627,795)     (1,560,100)
  Treasury stock, 87,084 shares at cost at
    September 30, 1995; 1,645,162 at June 30, 1996 ...........................     (1,280,234)        (80,234)
  Unearned ESOP shares .......................................................       (350,000)       (350,000)
                                                                                 ------------    ------------

     Total stockholders' equity ..............................................      7,054,443       5,441,590
                                                                                 ------------    ------------
     Total liabilities and
       stockholders' equity ..................................................   $ 25,759,387      20,719,622
                                                                                  ===========     ===========


See accompanying notes to consolidated financial statements.



                                         FRONTEER FINANCIAL HOLDINGS, LTD. AND SUBSIDIARIES
                                                CONSOLIDATED STATEMENTS OF OPERATIONS
                                                             (Unaudited)

                                             Nine Months Ended                 Three Months Ended
                                                  June 30,                          June 30,
                                             -------------------               -----------------
                                             1996           1995               1996         1995
                                             ----           ----               ----         ----

REVENUE:
  Directory .........................   $  4,500,000       2,018,808       2,115,086       2,018,808
  Brokerage commissions .............      9,480,095       6,780,455       3,439,481       2,932,442
  Investment banking ................        664,487       1,156,680         162,833          69,229
  Trading profits, net ..............        725,798         685,470         131,049         373,677
  Other broker dealer ...............        607,295       1,254,289         298,488         232,377
  Computer hardware and
    software operations .............      4,379,324       3,370,421       1,532,988         940,915
  Other .............................        791,868         183,296         486,582         120,008
                                        ------------    ------------    ------------    ------------
                                          21,148,867      15,449,419       8,166,507       6,687,456
                                         ------------   ------------    ------------    ------------

COST OF SALES AND OPERATING EXPENSES:
  Directory cost of sales ...........      2,711,995       1,453,627       1,226,180       1,453,627
  Broker dealer commissions .........      6,065,732       4,337,446       2,142,839       1,810,028
  Computer cost of sales ............      4,506,110       3,468,142       1,612,664       1,010,781
  General and administrative ........      8,332,290       6,065,492       3,060,699       2,029,338
  Depreciation and amortization .....        694,160         401,711         263,304         174,354
                                        ------------    ------------    ------------    ------------
                                          22,310,287      15,726,418       8,305,686       6,478,128
                                        ------------    ------------    ------------    ------------

       Operating income (loss) ......     (1,161,420)       (276,999)       (139,179)        209,328
                                        ------------    ------------    ------------    ------------

OTHER INCOME (EXPENSE):
  Interest income ...................        557,500         652,475         231,288         130,293
  Interest expense ..................       (347,332)       (464,384)       (108,530)        (92,476)
                                        ------------    ------------    ------------    ------------
                                             210,168         188,091         122,758          37,817
                                        ------------    ------------    ------------    ------------

    Income (loss) before minority
      interest and income taxes .....       (951,252)        (88,908)        (16,421)        247,145

Minority interest in (earnings)
  loss ..............................        (48,984)        (97,817)          6,158         (19,495)
                                        ------------    ------------    ------------    ------------
    Income (loss) before income taxes     (1,000,236)       (186,725)        (10,263)        227,650

Income tax expense ..................          8,397           2,450             780           --
                                        ------------    ------------    ------------    ------------

    Net income (loss) ...............     (1,008,633)       (189,175)        (11,043)        227,650

  Preferred stock dividend ..........        (59,063)       (  2,154)        (19,688)           --
                                        ------------    ------------    ------------    ------------
  Net income (loss) per common
    shareholders ....................   $ (1,067,696)       (191,329)        (30,731)        227,650
                                        ============    ============    ============    ============
  Weighted average number of
    common shares outstanding .......     13,193,028            *         14,645,063       10,465,628

  Income (loss) per common share ....   $      (0.08)           *       $      (0.00)             .02


* Due to the limited number of shares outstanding during the nine months ended June 30, 1995, presentation of earnings per share is not meaningful.


  See accompanying notes to consolidated financial statements.

                                         FRONTEER FINANCIAL HOLDINGS, LTD. AND SUBSIDIARIES
                                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              NINE MONTHS ENDED JUNE 30, 1996 AND 1995
                                                             (Unaudited)

                                                                                              Nine Months Ended
                                                                                                     June 30,
                                                                                             ---------------------
                                                                                             1996             1995
                                                                                             ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net loss ...........................................................................   $(1,008,633)      (189,175)
  Adjustments to reconcile net loss to net cash
     used by operating activities:
     Depreciation ....................................................................       397,120        379,093
     Amortization of directory costs .................................................       291,394         90,117
     Amortization of acquisition costs ...............................................         5,645          1,018
     Amortization of deferred rent ...................................................        (6,114)       (14,264)
     Amortization of prepaid compensation ............................................       174,006        120,750
     Deferred income tax benefit .....................................................          --          168,243
     Vehicle paid in lieu of compensation ............................................         5,564           --
     Gain on sale of assets ..........................................................          --          (91,760)
     Minority interest in earnings ...................................................        48,984         97,817
  Changes in operating assets and liabilities:
     Decrease (increase) in broker dealer customer
       receivables, net ..............................................................    (5,117,596)     8,895,671
     Decrease (increase) in receivables from brokers
       or dealers and clearing organizations .........................................      (229,903)     3,052,521
     Decrease (increase) in trade receivables ........................................       511,306       (768,573)
     Increase in other receivables ...................................................          (742)      (237,702)
     Decrease (increase) in securities owned .........................................      (873,625)       449,911
     Decrease (increase) in deferred directory costs .................................      (200,776)       127,809
     Decrease (increase) in other assets .............................................      (119,273)       130,430
     Increase (decrease) in accounts payable, accrued
       expenses, and other liabilities ...............................................       152,388       (149,186)
     Decrease in broker dealer customer payables .....................................      (324,326)    (1,995,818)
     Increase (decrease) in payables to brokers or
       dealers and clearing organizations ............................................     5,088,216     (8,056,708)
     Decrease in deposits from clearing
       correspondent brokers or dealers ..............................................       (29,230)    (2,527,247)
     Decrease in deferred revenue ....................................................      (308,634)          --
     Decrease in income taxes payable ................................................      (131,750)          --
     Increase in other current liabilities ...........................................       144,417        211,244
                                                                                         -----------    -----------

       Net cash used by operating activities .........................................    (1,531,562)      (728,297)
                                                                                         -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Principal collected on notes receivable ............................................       448,441          3,266
  Proceeds from sale of assets .......................................................         7,465        264,243
  Issuance of notes receivable .......................................................        (9,900)        (7,626)
  Proceeds from sale of directories ..................................................         --         1,099,063
  Acquisition of assets ..............................................................      (200,000)          --
  Cash acquired in business combination ..............................................        (7,797)      (180,822)
  Purchase of property and equipment .................................................      (911,311)      (455,790)
                                                                                         -----------    -----------

       Net cash provided (used) by investing activities ..............................      (673,102)       722,334
                                                                                         -----------    -----------
                                                                                                         (continued)





CONSOLIDATED STATEMENTS OF CASH FLOWS, continued


CASH FLOWS FROM FINANCING ACTIVITIES:
  Net short-term borrowings ..........................................................       115,000       (220,000)
  Borrowings on long-term notes payable ..............................................       543,055        530,127
  Net borrowings from related parties ................................................       (81,000)       483,000
  Principal payments on long-term borrowings .........................................    (1,860,834)      (329,848)
  Dividends on preferred stock .......................................................       (59,063)        (2,154)
  Net proceeds from issuance of common stock .........................................     4,674,916            100
  Proceeds from subscribed common stock ..............................................        81,180           --
  Repurchase of preferred stock ......................................................      (875,000)          --
  Repurchase of common stock .........................................................    (1,200,000)        (3,000)
  Purchase of minority shares in subsidiary ..........................................       (16,958)          --
                                                                                         -----------    -----------


       Net cash provided by financing activities .....................................     1,321,296        458,225
                                                                                         -----------    -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS .................................      (883,368)       452,262

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD .......................................     2,148,675      1,522,042
                                                                                         -----------   -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD .............................................   $ 1,265,307      1,974,304
                                                                                         ===========    ===========


See accompanying notes to consolidated financial statements.


                                         FRONTEER FINANCIAL HOLDINGS, LTD. AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                   NINE MONTHS ENDED JUNE 30, 1996


                                                              Subscribed  Additional   Retained
                                     Preferred     Common       Common      Paid-in    Earnings  Unearned    Treasury
                                       Stock        Stock        Stock      Capital   (Deficit)  ESOP Stock    Stock      Total
                                     ---------    -------     ----------  ----------   --------  ----------  --------    -------


Balances at October 1, 1995 .....   $  875,000      125,581       --       6,431,343 (1,560,100) (350,000)   (80,234)   5,441,590

Series A preferred stock dividend         --           --         --            --      (59,063)     --         --        (59,063)

Purchase of subsidiary shares ...         --           --         --            (548)      --        --         --           (548)

Net proceeds from issuance of
  common stock ..................         --         47,620       --       4,627,296       --        --         --      4,674,916

Subscribed common stock .........         --           --       81,180          --         --        --         --         81,180

Repurchase and retirement of
  preferred stock ...............    (875,000)         --         --            --         --        --         --       (875,000)

Repurchase of common stock ......         --           --         --            --         --        --   (1,200,000)  (1,200,000)

Net loss ........................         --           --         --            --   (1,008,633)     --         --     (1,008,633)
                                    ----------   ----------    -------    ---------- ----------  -------  ----------   ----------

Balances at June 30, 1996 .......   $     --        173,201     81,180    11,058,091 (2,627,795) (350,000)(1,280,234)   7,054,443
                                    ==========   ==========    =======    ========== ==========  =======  ==========   ==========



See accompanying notes to consolidated financial statements.

               FRONTEER FINANCIAL HOLDINGS, LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1996
                                   (Unaudited)


NOTE 1 - UNAUDITED FINANCIAL STATEMENTS

The accompanying unaudited consolidated financial statements of Fronteer Financial Holdings, Ltd. (formerly Fronteer Directory Company, Inc.) and subsidiaries (Fronteer or the Company) have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and disclosures necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. In the opinion of management, these financial statements reflect all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the results of operations and financial position for the interim periods presented. These interim financial statements should be read in conjunction with the Annual Report on Form 10-K as of and for the year ended September 30, 1995. Operating results for the nine months ended June 30, 1996, are not necessarily indicative of the results that may be expected for the year ended September 30, 1996.


NOTE 2 - ORGANIZATION, BUSINESS COMBINATION, AND PRINCIPLES OF CONSOLIDATION

On April 26, 1995, Fronteer entered into a Plan of Reorganization and Exchange Agreement (the Agreement) with RAFCO, Ltd. (RAFCO). Under the Agreement, Fronteer acquired all of the assets of RAFCO in exchange for the assumption by Fronteer of the liabilities of RAFCO and the issuance by Fronteer to RAFCO of 7,223,871 shares of $.01 par value common stock and 87,500 shares of $.10 par value series A voting cumulative preferred stock ($10.00 per share redemption value). RAFCO has dissolved as a corporation and has distributed Fronteer's common and preferred stock to the shareholders of RAFCO. As a result of the transaction, the former shareholders of RAFCO acquired a 55% interest in Fronteer. Accordingly, the transaction was accounted for as a "reverse acquisition" of Fronteer by RAFCO using the purchase method of accounting and Fronteer's assets and liabilities have been adjusted to their market value as of the date of the business combination. The adjustment to market value resulted in an intangible asset, directory publishing rights, which was recorded at $6,972,468. Fronteer's operations have been included in the accompanying consolidated financial statements beginning May 1, 1995, the effective date of the transaction. As a result of the reverse acquisition accounting, historical financial statements presented for periods prior to the business combination date include the consolidated assets, liabilities, equity, revenues, and expenses of RAFCO only. In addition, RAFCO's former subsidiaries, RAF and Secutron, have changed their fiscal year ends to September 30 from December 31 and are now subsidiaries of Fronteer.

The consolidated financial statements include Fronteer and its wholly-owned subsidiaries, Fronteer Personnel Services, Inc. (FPS), Fronteer Marketing Group, Inc. (FMG), and RAF Financial Corporation (RAF). They also include a majority-owned subsidiary, Secutron Corporation (Secutron). All significant intercompany accounts and transactions have been eliminated in the preparation of the consolidated financial statements.

Fronteer Directory Company, a trade name of Fronteer, is engaged in the publishing and distribution of telephone directories, while FPS is engaged in employee leasing, and FMG is engaged in the telemarketing business. RAF operates as a registered securities broker dealer. Secutron is engaged in industry specific software development and provides consulting services.

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

At August 12, 1996, 4,889,045 shares had been issued. During the quarter ended June 30, 1996, the Company used a portion of the proceeds of the offering as follows: repurchased 1,558,078 shares of Common Stock for $1,200,000, paid off debt of $1,325,000, and repurchased 87,500 shares of Preferred Stock for $875,000.


NOTE 4 - SUBSEQUENT EVENT

On July 23, 1996, (the Closing Date) RAF closed the transfer of its securities brokerage clearing operation (Clearing Operation) to a new firm, MultiSource Services, Inc. (MSI). The purchase price was $3.0 million plus the net book value of the financial assets of the Clearing Operation as of the Closing Date, which totalled approximately $.5 million. MSI paid $1.5 million of the purchase price in the form of a forgivable loan, which will be forgiven in whole or in part based on MSI's revenues during the 28 months following the Closing Date. The sale price was the result of arms-length negotiations between unrelated parties. Fronteer owns 20% of the outstanding common stock of MSI and Oppenheimer Funds, Inc. owns the remaining 80%. RAF has become a fully disclosed clearing correspondent of MSI.

Assuming the transfer of the Clearing Operation had occurred October 1, 1995, pro forma operating revenues and operating expenses for the nine months ended June 30, 1996 would have resulted in decreases of approximately $1.2 million and $1.7 million, respectively. Pro forma loss per common share for the nine months ended June 30, 1996 would be $0.4. This pro forma information may not necessarily be indicative of the results of operations that would have occurred had the transfer of the Clearing Operation occurred on October 1, 1995.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Financial Condition

     At June 30, 1996, shareholders' equity was $7,054,443, up $1,612,853 from year end September 30, 1995. The ratio of current assets to current liabilities at June 30, 1996, was 1.29 to 1, a decrease from the 1.40 to 1 at September 30, 1995.

Results of Operations

Nine Months Ended June 30, 1996 vs. Nine Months Ended June 30, 1995

     The Company's acquisition of RAFCO under the terms of the RAFCO Agreement dated April 26, 1995, has been accounted for as a reverse acquisition of Fronteer Financial Holdings, Ltd. by RAFCO using the purchase method of accounting. This resulted in Fronteer adjusting its assets and liabilities to their fair market value at the effective date of the acquisition, or May 1, 1995. The enclosed financial statements for the nine months ended June 30, 1995 include RAFCO and its subsidiaries for the entire nine month period, as well as the former Fronteer Directory and its subsidiaries from May 1, 1995 to June 30, 1995. The Company and subsidiaries are consolidated from October 1, 1995 to June 30, 1996, in accordance with the purchase method of accounting.

     Net loss for the nine months ended June 30, 1996, totalled $1,008,633, which compares to a net loss of $189,175 for the nine months ended June 30, 1995.

     Revenues for the nine months ended June 30, 1996, totalled $21,148,867, an increase of $5,699,448 over the nine months ended June 30, 1995. The revenues for 1995 include directory revenues of $2,018,808, which cover the period following the reverse acquisition. Directory revenues for all nine months of 1996 totalled $4,500,000. Computer revenues from Secutron for the first nine months of fiscal 1996 totalled $4,379,324, an increase of $1,008,903, or 30%, from the first nine months of last year.

     Broker commissions for the first nine months of fiscal 1996 totalled $9,480,095, an increase of $2,699,640, or 40%, over the first nine months of 1995. This increase is primarily attributable to the opening of new offices in Chicago and New Orleans, as well as increased productivity in the Company's other offices, including newer offices in Reston, VA and Atlanta, GA.

     Various changes in the way the Company, through R A F, evaluates its business opportunities has taken place over the last year. R A F's bank services division, which had revenues of over $466,000 for the nine months ended June 30, 1995, was sold to Sheshunoff Information Services, Inc. during 1995. This completely eliminated bank services as a revenue source for the first three quarters of 1996. Subsequent to June 30, 1996, the Company transferred its clearing business to MultiSource Services, Inc. (MSI) for approximately $3.5 million, of which $1.5 million was in the form of a forgivable loan to be forgiven in whole or in part based on MSI's revenues during the 28 months following July 23, 1996, the effective date of the transfer.

     The Company's investment banking revenues for the nine months ended June 30, 1996 declined sharply when compared to the nine months ended June 30, 1995. Revenues this year totalled $664,487 as compared to $1,156,680 last year, a $492,193, or 43% decline. The Company's investment banking department has devoted a great deal of its resources to the completion of the transfer of the clearing business and on the Company's own private placement. Although these projects generated no direct revenue for the Company, they are expected to greatly benefit the Company over the long-term.

     During this year's first three quarters, the Company recognized trading profits of $725,798 as compared to a trading profit of $685,470 for the same period last year, an increase of $40,328, or 6%. During the period, a large gain of $484,000 was recognized on the exercise of warrants, which had been previously received as compensation by the investment banking division of the Company.

     Other revenues increased from $183,296 last year to $791,868 for the first three quarters of 1996. A $250,000 payment resulting from the sale of RAF's bank services division has been recognized as income during the period. Revenues of $222,177 and $89,846 for Fronteer Marketing Group (FMG) and Fronteer Personnel Services (FPS), respectively, are included in this amount for the nine months ended June 30, 1996, while $95,842 and $17,075, respectively, were recognized for the same period last year.

     The Company recognized directory cost of sales for the nine months ended June 30, 1996 of $2,711,995. Due to the purchase method of accounting, cost of sales were recognized for only a portion of the year last year and totalled
$1,453,627. Directory cost of sales of $2,711,995 compares favorably to directory revenues of $4,500,000.

     Broker dealer commissions increased by $1,728,286 over last year's first three quarters, a 40% increase. This compares well with an increase of $2,699,640 in commission revenues for the same period, also a 40% increase. During this year's first three quarters, the Company amortized as prepaid compensation notes receivable from retail brokers in the amount of $174,000. These notes receivable were made in the form of advances in order to attract and retain retail brokers for R A F Financial's two new offices in Reston, VA and Atlanta, GA during 1994. As the salespeople meet certain length of employment and sales goals, the loans are forgiven.

     General and administrative expenses (G & A) totalled $8,332,290 for the nine months ended June 30, 1996. This compares to $6,065,492 for the same period last year, an increase of $2,266,798. G & A expenses for 1995 for Fronteer Directory are included only from May 1 through June 30 and totalled $372,589, while 1996 includes nine months and totalled $1,403,025. The opening of new RAF sales offices as well as the expansion of the Company's telemarketing company have also contributed to this increase. G & A for FMG increased from $107,801 for the two months included for 1995 to $502,916 for the nine months ended June 30, 1996.

     Interest income for the first nine months of 1996 totalled $557,500, a decline of $94,975 from the nine months ended June 30, 1995. This decline is attributable to a large decline in the Company's margin debit interest, which is associated with the decline in the Company's clearing business and revenues over the past year.

     Interest expense declined $117,052 when compared to the nine months ended June 30, 1995. This decline is also attributable to the decline in the Company's clearing business and the subsequent decline in the margin debit interest.

     Pursuant to the purchase method of accounting, the Company adjusted the value of its telephone directories to their fair market value at April 26, 1995. The directories which the Company still publishes were valued at $4,792,769. This amount is being amortized over ten years with amortization totalling $291,394 for the nine months ended June 30, 1996.

     The minority interest in the financial statements relates to the percentage of Secutron stock not owned by the Company. In January of 1996, the Company increased its percentage ownership of Secutron from 47.5% to 60.4%.


Three Months Ended June 30, 1996 vs. Three Months Ended June 30, 1995

     Net loss for the three months ended June 30, 1996, totalled $11,043, which compares to a gain of $227,650 for the three months ended June 30, 1995.

     Revenues for the three months ended June 30, 1996 totalled $8,166,507, an increase of $1,479,051, or 22%, over the three months ended June 30, 1995. Directory revenues totalled $2,115,086 as compared to $2,018,808 for the same quarter of 1995, a $96,278 increase. Computer revenues from Secutron for the third quarter of fiscal 1996 totalled $1,532,988, an increase of $592,073, or 63%, from last year.

     Broker commissions for the third quarter of 1996 totalled $3,439,481, an increase of $507,039, or 17%, from last year. This increase is attributable to the opening of new offices and increased productivity in RAF's newer offices.

     The Company's investment banking revenues increased by $93,604 to $162,833, when compared to the three months ended June 30, 1995. Revenues recognized last year were down due to the investment banking department devoting its time to completing the Fronteer-RAFCO merger. This year, the Company's investment banking department has devoted a great deal of its resources to the completion of the transfer of the clearing business and on the Company's own private placement. Although these projects generated no direct revenue for the Company, they are expected to greatly benefit the Company over the long-term. The Company anticipates that investment banking revenues will increase during the fourth quarter as these two projects are nearly complete.

     During the quarter, the Company recognized trading profits of $131,049 as compared to a trading profit of $373,677 for the same period last year, a decline of 65%.

     Other revenues jumped from $120,008 last year to $486,582 for the third quarter of 1996. A $250,000 payment resulting from the sale of RAF's bank services division was recognized as income during the quarter. Revenues of $113,360 and $31,042 for Fronteer Marketing Group and Fronteer Personnel Services, respectively, are included in the 1996 total.

     The Company recognized directory cost of sales for the three months ended June 30, 1996, of $1,226,180, as compared to $1,453,627 for the same period last year. This decline of $227,447, or 16%, compares favorably to the $96,278 increase in directory revenues over last year's third quarter.

     Broker dealer commissions totalled $2,142,839, an increase of $332,811, or 18%, over last year's third quarter. This compares to the increase of $507,039 in commission revenues for the quarter, a 17% increase. During this year's third quarter, the Company amortized as prepaid compensation notes receivable from retail brokers in the amount of $58,000, as noted previously.

     General and administrative expenses (G & A) totalled $3,060,699 for the third quarter of 1996. This compares to $2,029,338 for the same period last year, an increase of $1,031,361, or 51%. This increase is attributable to a number of factors. In 1995, only two months of G & A were recognized for the former Fronteer Directory and its subsidiaries due to the reverse acquisition. In addition, since last year, RAF has opened two new sales offices and the Company has expanded the operations of Fronteer Marketing Group, a telemarketing subsidiary. A decline to G & A is expected, beginning in the fourth quarter, due to the sale of the clearing business.

     Interest income for the third quarter of 1996 totalled $231,288, an increase of $100,995, or 78%, over the three months ended June 30, 1995. A portion of this increase is attributable to the holding of private placement proceeds in interest bearing accounts.

     Interest expense increased $16,054 when compared to the three months ended June 30, 1995. The Company expects interest expense to decline during the fourth quarter due to the recent payoff of $1,325,000 in debentures from the Company's private placement proceeds.

     Noncash amortization of directories totalled $97,131 for the three months ended June 30, 1996.


Liquidity and Capital Resources

     At June 30, 1996, the Company had working capital of $4,333,550, up $203,192 from the $4,130,358 at September 30, 1995.

     During February of 1996, the Company initiated a private placement, as described in Note 3 to the Company's consolidated financial statements. At June 30, 1996, the Company had received net proceeds from the yet-to-be-completed offering in the amount of $4,756,096. The Company has used a portion of the proceeds from the offering as follows: repurchased 1,558,078 shares of Common Stock for $1,200,000, paid off debt of $1,325,000, and repurchased 87,500 shares of Preferred Stock for $875,000. The private placement is expected to be completed in the fourth quarter, with the additional proceeds to be used as working capital for RAF.

     The recently completed sale of the clearing business will provide the Company with approximately $3.5 million in working capital.

     The Company currently has a line of credit with its primary lender whereby the Company may borrow up to 75% of its billed directory accounts receivable under 60 days old. The Company currently has nearly $500,000 available on this line. Liquidity is expected to be adequate in fiscal 1996.

Inflation

     The effects of inflation on the Company's operations is not material and inflation is not anticipated to have any material effect in the future.



                                     PART II


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibits

2.1    Plan of Reorganization and Exchange  Agreement  dated April 26, 1995 with
               Exhibits A, B, C, F, and I.*
2.2    Sale and Purchase Agreement dated April 27, 1995, with Exhibits A and J.*
2.3    Option Agreement dated April 27, 1995, with Exhibits A, B, and D.*
3.0    Articles of Incorporation of Registrant.**
3.0(i) Articles of Amendment to the Registrant's Articles of Incorporation dated
       April 28, 1995.*
3.2    Bylaws of Registrant.**
10.l Agreement for Sale and Purchase of Certain of the Business and Assets of RAF Financial Corporation dated January 29, 1996 by and among Fronteer Directory Company, Inc., RAF Financial Corporation and MultiSource Services, Inc.***
10.2 Stock Subscription Agreement dated January 29, 1996 by and among Fronteer Directory Company, Inc., Oppenheimer Funds, Inc. and MultiSource Services, Inc.***

- -------------------

     *    Incorporated  by reference to  Registrant's  8-K dated May 9, 1995.
     **   Incorporated  by reference to  Registrant's  10-K dated  September 30,
          1995.
     ***  Incorporated  by  reference  to  Registrant's 8-K dated July 23, 1996.

(b)  Reports on Form 8-K:

     No reports on Form 8-K were filed with the SEC for the quarter ended June 30, 1996, but the Registrant filed one report on Form 8-K dated July 23, 1996.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  August 14, 1996           FRONTEER FINANCIAL HOLDINGS, LTD.
                                  a Colorado corporation



                                  By: /s/ R. A. Fitzner, Jr.
                                     -----------------------------------------
                                     R. A. Fitzner, Jr., Chairman of the Board


                                  By: /s/ Lance Olson
                                      ----------------------------------------
                                      Lance Olson, Principal Accounting Officer