Form 10-K
period 1996-09-30
FRONTEER FINANCIAL HOLDINGS LTD
filed 1997-01-13
CIK 844780

FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                  to                 .
                               ----------------    ----------------
Commission file Number: 17637

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

                         1700 Lincoln Street, 32nd Floor
                                Denver, CO 80203
                     --------------------------------------
                    (Address of Principal Executive Offices)

Registrant's telephone number, including area code: (303) 860-1700

Securities registered pursuant to Section 12(g) of the Act:

                          $0.01 Par Value Common Stock
                          ----------------------------
                                (Title of Class)

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

         [ ]

     As of December 11, 1996, the aggregate market value of the Registrant's voting stock held by nonaffiliates was $7,019,538.

     As of December 11, 1996, Registrant had 16,871,557 shares of its $0.01 par value common stock issued and outstanding.

                                     PART I

ITEM 1.   BUSINESS

     Business . Fronteer Financial Holdings, Ltd. (formerly Fronteer Directory Company, Inc., the Company) is a corporation which was organized under the laws of the state of Colorado on September 14, 1988. The Company was formed for the purpose of assuming all of the assets and liabilities of a North Dakota corporation, incorporated on April 1, 1977. The focus of the Company's business changed in April of 1995, following the Company's acquisition of the assets of RAFCO, Ltd. (RAFCO), the holding company of a Denver, Colorado based securities broker/dealer, and the sale of 10 of the Company's 20 telephone directories to a third party. Before April of 1995, the Company's primary business was publishing telephone directories covering areas in the states of North Dakota, South Dakota, Montana, Idaho, Utah, Wyoming and Minnesota. The Company's primary source of revenue prior to April of 1995 was selling display advertisements in the yellow pages, selling bold and color listings in the white pages, selling advertisements on the back cover page, and selling discount coupons included as part of the telephone directories published by the Company. Subsequent to April of 1995, in addition to the telephone directories, the Company owned subsidiaries, R A F Financial Corporation (RAF) which operates as a fully disclosed securities broker/dealer, Secutron Corporation (Secutron) which designs, develops, installs, markets and supports software systems for the securities brokerage industry, Fronteer Personnel Services, Inc. (FPS) which performs payroll and benefits administration, and Fronteer Marketing Group, Inc.
(FMG) which engages in inbound/outbound telemarketing. RAF and Secutron are Colorado corporations; FPS and FMG are North Dakota corporations.

     Sale of Clearing Operation. On July 23, 1996, the Company sold its securities brokerage clearing division (Clearing Operation) to MultiSource Services, Inc. (MSI), a new broker/dealer, for a purchase price of $3,000,000, including a $1,500,000 contingency in the form of a forgivable loan, plus the net assets of the Clearing Operation. In addition, the Company received 20% of the outstanding common stock of MSI. As a result of this transaction, RAF has become a fully disclosed clearing correspondent of MSI. The loan of $1,500,000, which has been recorded as a loan payable to MSI, is forgivable based on MSI's revenues during the 28 months following the closing date. If MSI's revenues exceed $1,250,000 during the 5th through the 16th month following the closing, $750,000 of the loan will be forgiven. If MSI's revenues exceed $1,750,000 during the 17th through the 28th month following the closing, the remaining $750,000 will be forgiven. To the extent that such revenue targets are not met by MSI, the subject portion of the loan or accrued interest will not be forgiven. The loan is payable by the Company on the 30th day after the last day of the 16th and 28th months following the closing date if the revenue targets are not achieved by MSI. The loan is non-interest bearing if no principal payments are in default. Interest on any amount past due will accrue at the rate of 10% per annum. Management expects MSI to meet the revenue targets and that the loan will be forgiven.

     Private Placement. On February 16, 1996, the Company commenced a private placement of 6,000,000 shares of its $.01 par value common stock (Common Stock) at a price of $1.00 per share, and 6,000,000 Class A redeemable common stock purchase warrants at a price of $.10 per warrant, (collectively, the Private Placement). The warrants entitle the holder to purchase one share of Common Stock at $1.50 per share at any time until May 1, 2000. As of September 30, 1996, 5,229,045 shares of Common Stock and warrants had been issued through the Private Placement for proceeds of $5,137,246, net of $614,704 of issuance costs. As of December 11, 1996, an additional 729,613 shares of Common Stock and warrants have been issued for proceeds of approximately $722,000, net of issuance costs. Consistent with the Private Placement Memorandum, the proceeds of the Private Placement were used to purchase 1,558,078 shares of Common Stock for $1,200,000, purchase and retire the 87,500 shares of Series A voting cumulative preferred stock for $875,000, repayment of certain debt of $1,325,000, and for working capital purposes.

                            Description of Businesses

     DIRECTORY DIVISION.

     General. Currently, the Company publishes 10 telephone directories, nine of which cover areas located in North Dakota and one of which covers an area in Utah. The Company has signed an option agreement with Telecom *USA Publishing Company (Telecom) which granted Telecom an option (Option) to acquire the Company's nine North Dakota telephone directories. Telecom may exercise its Option between June 1, 1997 and June 1, 1999. If Telecom does not exercise its Option, Telecom will forgive payment of the full amount of a $500,000 loan made by Telecom to the Company as consideration for the Option. Nine of the Company's employees will be required to sign agreements not to compete with Telecom if Telecom exercises its option to buy the North Dakota directories. One of these employees, Dennis W. Olson, is the president and a director of the Company. In consideration for agreeing not to compete with Telecom, these nine employees of the Company will receive approximately 25% of the purchase price paid by Telecom for the nine North Dakota directories. The Company's Directory Division conducts its telephone directory publishing business and the business of two of its subsidiaries, FPS and FMG. The Directory Division is managed by an advisory board consisting of seven members, six of whom are former members of the Company's board of directors and the seventh member is Dennis W. Olson.

     Directory Business. The Company's directory business currently publishes and distributes telephone directories covering areas in North Dakota and one directory in Utah. In the areas covered by the Company's telephone directories, consumers often receive two telephone directories which contain the same telephone listings, one of which is published by the local telephone company and one of which is published by the Company's directory business. The Company's directory business competes directly with the directories published by local telephone companies and with other independent directory publishers. In some cases, there may be more than one independent directory publisher covering the same area. In the areas served by the Company's directories, there are 17 competing directories, of which 15 are published by local telephone companies and two are published by other independent directory publishers. The Company's directory business publishes directories under contract with 13 small independent telephone companies, several of which are consolidated into larger directories. The Company published a total of 11 directories in fiscal year 1996. The table below shows information regarding the directories published by the Company during the last three fiscal years.

                                                       Advertising Revenue(2)
                                 Approximate    -------------------------------------
      Area                      Circulation(1)    1996           1995           1994
      ----                      --------------    ----           ----           ----

Central, SD ...............        27,000            (3)   $   135,924    $   118,964

Jamestown, ND .............        18,000   $   128,381        120,352        109,016

Big Sky Central, MT .......        24,000            (3)       176,896        156,791

Valley City, ND ...........        12,000        66,681         61,921         61,266

Durum Triangle, ND ........        36,000       264,267        245,169        230,524

Williston Basin, ND .......        66,000       525,938        500,956        455,216

Bismarck, ND ..............       140,000     1,560,182      1,336,220      1,229,907

Southeast, ND .............        30,000       289,345        263,993        256,940

Souris River (Minot), ND...       110,000     2,013,393      2,021,701       1,965,30

Fargo, ND .................       175,000     1,199,191             (4)     1,094,488

Badlands Consolidated
(Dickinson), ND ...........        37,000       414,262             (4)       370,487

Billings, MT ..............       118,000            (3)     1,001,878        884,054

Great Falls, MT ...........       102,000            (3)            (3)       521,722

Gila County, AZ ...........        33,000            (5)            (5)       160,912

Range, MT .................        27,000            (3)       124,996         86,593

Twin Falls, ID ............        93,000            (3)            (3)       312,517

Bridgerland, UT (6) .......        42,000       507,507        396,530        348,683

Idaho Falls, ID ...........       144,000            (3)       920,712        816,109

University of Montana .....        11,000            (8)        65,756         68,863

Ronan, MT .................        23,000            (3)       231,596        186,236

Bozeman, MT ...............        49,000            (3)       400,283           --

Big Horn Basin, WY ........        40,000            (3)       263,671           --

Devils Lake, ND (7) .......        31,000       342,456           --             --

(1)  Based on the number of directories printed.

(2)  Prior to discounts for early payments and national accounts.

(3)  Directories sold to Telecom during fiscal year 1995.

(4) Directory was incomplete at year end and no revenue was recognized in fiscal year 1995.

(5) Directory was sold to a third party and not published by the Company during the fiscal years 1995 and 1996.

(6) Independent directory not owned by the Company, but published by the Company under a publishing contract.

(7)  Published under a one year contract with a local  telephone company.

(8)  Publishing contract not renewed for fiscal year 1996.

     The Company's directory business derives revenue by selling advertisements in the yellow pages portion of its directories, selling bold listings, selling color listings in the white pages, selling advertisements on the back cover page, and selling discount coupons for goods and services. The Company's directory business employs 48 persons, including 11 full time salespersons. The 11 salespersons are compensated on a commission basis. The directory business owns its own typesetting equipment which allows it to produce camera ready copies of its directories. The camera ready copy is then printed by third party printers who bid on each printing job. During fiscal year 1996, the directory business utilized two different printers, with 90% of the printing work performed by one printer. If this one printer were to go out of business, this event would not have a material adverse effect on the directory business because a number of printers are available. Further, all of the raw materials used by the directory business are generally available and the directory business is not dependent on any single supplier. During fiscal year 1995, a worldwide paper shortage caused a 20% to 30% increase in the cost of the paper used in the directories published by the Company, but paper prices have stabilized over the last year.

     The Company has seen an increase in its existing directory business as a result of the sale by US West Communications of 68 of its North Dakota telephone exchanges to 15 different small telephone companies. The Company's directory business currently has publishing contracts with 11 telephone companies which purchased a total of 43 exchanges from U S West Communications. The sale of exchanges by U S West Communications resulted in five of the Company's existing directories becoming the official directories for the new local telephone companies in these areas.

     Fronteer Personnel Services, Inc. Since October of 1992, the Company has performed payroll and benefits administration for small businesses through its wholly owned subsidiary, FPS, which was formed on October 30, 1992. FPS markets its services to small businesses in and around the Bismarck, North Dakota metropolitan area. FPS had six employees as of December 11, 1996, and its office is located at 2208 East Broadway, Bismarck, North Dakota, 58501. FPS had revenues of $188,612 and $66,374 for the year ended September 30, 1996 and for the period from May 1, 1995 to September 30, 1995, respectively, compared with revenues of $72,934 in fiscal year 1994. Also, FPS had operating losses of $10,023 and $31,249 for the year ended September 30, 1996 and for the period from May 1, 1995 to September 30, 1995, respectively, compared with operating losses of $53,216 in fiscal year 1994. On May 9, 1996, FPS acquired 49% of the outstanding stock of Payroll Professionals, LLC, a North Dakota limited liability company which provides payroll services to small contractors.

     Fronteer Marketing Group, Inc. On April 3, 1995, the Company formed a new wholly owned subsidiary, FMG, which engages in the outbound telemarketing business. In April of 1995, FMG acquired the assets of a telemarketing business which had ceased operations due to financial difficulties. FMG conducts outbound telemarketing which consists of soliciting consumers and businesses by telephone. FMG has 60 full time and two part time employees. FMG markets its services nationwide primarily through the services of a telemarketing trade association. In May of 1996, FMG opened a 24 station inbound/outbound center in Fronteer's Bismarck office building, which is located at 216 North 23rd Street. In October of 1996, FMG opened a similar center in Flasher, North Dakota at 96 North Main Street. These two centers are tied together from both a computer and phone system standpoint and allow FMG to handle not only outbound projects, but are designed to handle incoming 800 number calls for such things as order processing and customer service. FMG also signed a lease for a building in Halliday, North Dakota, which will commence on January 1, 1997. FMG's other office is located in Beulah, North Dakota at Highway 49 South. FMG had revenues of $317,082 and $149,780 for the year ended September 30, 1996 and period from May 1, 1995 to September 30, 1995, respectively, and operating losses of $724,680 and $103,244 for the year ended September 30, 1996 and for the period from May 1, 1995 to September 30, 1995, respectively.

     Financial Information. The Directory Division, including the Company's directory business, FPS and FMG, recognized $7,487,997 and $3,925,855 in revenues for the year ended September 30, 1996 and for the period May 1, 1995 through September 30, 1995, respectively, compared with $9,158,922 for the year ended December 31, 1994. The Directory Division experienced operating losses of $1,334,549 and $1,109,965 for the year ended September 30, 1996 and for the period from May 1, 1995 to September 30, 1995, respectively, as compared with an operating profit of $325,800 for the year ended December 31, 1994.

     RAF FINANCIAL CORPORATION.

     General. RAF was incorporated in 1974 to engage in the retail stock brokerage business in the Rocky Mountain Area of the United States. RAF is registered as a broker/dealer with the Securities and Exchange Commission (Commission), is a member of the National Association of Securities Dealers, Inc. (NASD) and the Boston Stock Exchange, is an associated member of the American Stock Exchange, and is registered as a securities broker/dealer in all 50 states. RAF is a member of the Securities Investor Protection Corporation
(SIPC) and other regulatory and trade organizations. RAF's securities business consists of providing retail securities brokerage and investment services, trading fixed income and equity securities, providing investment banking services to corporate and municipal clients, managing and participating in underwriting corporate and municipal securities, and distributing mutual fund shares. During 1989, RAF registered the mark RAF Financial Corporation with the United States Patent and Trademark Office, and RAF has registered this name in 32 states. RAF intends to maintain all of its service mark registrations for the indefinite future in order to protect the goodwill associated with the mark. RAF conducts its business in six operating divisions. RAF's principal executive office is located at One Norwest Center, 1700 Lincoln Street, 32nd Floor, Denver, Colorado, 80203. RAF has branch offices located in Colorado Springs, Colorado; Fort Collins, Colorado; Atlanta, Georgia; Albany, New York; Reston, Virginia; Chicago, Illinois, Metairie, Louisiana and Dallas, Texas.

     Correspondent Clearing Division. The Correspondent Clearing Division provided clearing services on a fully disclosed basis to other broker/dealers under the name of RFC Clearing Services. On July 23, 1996 the Company sold its Clearing Operation to MSI. As a result, RAF became a fully disclosed clearing correspondent of MSI. See "Business-Sale of Clearing Operation".

     Retail Securities Brokerage Division. RAF conducts its retail brokerage business through its Retail Securities Brokerage Division. As of September 30, 1996, RAF had 100 account executives and approximately 12,000 customer accounts. RAF generates commission revenue when it acts as a broker on an agency basis, or as a dealer on a principal basis, to effect securities transactions for individual and institutional investors. RAF executes both listed and over the counter agency transactions for customers, executes transactions and puts and calls on options exchanges as agent for its customers, and sells a number of professionally managed mutual funds.

     Corporate Finance Division. The Corporate Finance Division provides financial advisory and capital raising services to corporate clients. Financial advisory services involve advising clients in mergers and acquisitions and in various types of corporate valuations. RAF acts as an underwriter, dealer, and selling group member in public and private offerings of equity and debt securities. During the year ended September 30, 1996 RAF raised approximately $14,200,000 through its investment banking activities.

     Trading Division. Trading securities involves the purchase and sale of securities by RAF for its own account. Profits and losses are derived from the spread between bid and ask prices and market increases or decreases for the individual security during the holding period. RAF makes markets in corporate equities and trades in municipal and corporate bonds and various government securities. As of September 30, 1996, RAF made markets in 42 stocks.

     Public Finance Division. The Public Finance Division of RAF provides professional financial advisory services to public entities, participates in underwriting and selling both negotiated and competitive bid municipal bond offerings, and structures and participates in municipal bond refinancings. During the year ended September 30, 1996, RAF's participation in offerings of municipal securities was approximately $27,000,000 as manager of nine offerings.

     Financial Information. For the year ended September 30, 1996, RAF's revenues of $14,830,681 accounted for 51.5% of the Company's total operating revenues of $28,786,905. RAF's revenues for the nine months ended September 30, 1995, and year ended December 31, 1994 were $9,854,160 and $12,713,456, respectively. For the year ended September 30, 1996, nine months ended September 30, 1995 and year ended December 31, 1994, RAF incurred a operating loss of $2,647,327, $1,053,916 and $339,873, respectively.

     RAF Regulatory Net Capital. RAF, as a registered securities broker/dealer, is subject to the Securities and Exchange Commission's Uniform Net Capital Rule (Rule 15c3-1) (the Rule). RAF has elected to operate pursuant to the alternative standard provided by the Rule.

     Under the alternative standard, RAF is required to maintain "net capital" of not less than $250,000. As of September 30, 1996, RAF had "net capital" of $3,879,617.

     SECUTRON CORPORATION.

     General. Secutron was incorporated under Colorado law on May 11, 1979. The Company owns approximately 60% of the outstanding stock of Secutron and certain officers of Secutron own the remaining outstanding stock. Secutron's business consists of designing, developing, installing, marketing, and supporting software systems for the securities brokerage industry. Secutron markets hardware and software to securities brokerage firms as an IBM business partner. Secutron's IBM business partner relationship is as an industry remarketer affiliate through Real Applications Ltd., located in Woodland Hills, California. Secutron's wholly owned subsidiary, MidRange Solutions Corp., is a Colorado corporation formed on January 1, 1993 (MSC). MSC is in the business of selling IBM hardware and hardware manufactured by competitors of IBM, and MSC acts as a distributor for software products which are proprietary to third parties. MSC sells hardware and software to businesses in several different industries, including manufacturers, distributors and health care providers. MSC also has a contract with a software company under which it markets sophisticated financial accounting software to manufacturers and distribution companies located in specific areas in which MSC is the exclusive distributor of this software.

     Products and Services. Secutron offers the following software products to the securities brokerage industry. The STARS software system is offered to broker/dealers who clear their own transactions, and is a totally integrated software system which performs all of the functions required by self clearing broker/dealers. The BCATS software system is offered to broker/dealers who clear their securities transactions on a fully disclosed basis through a clearing broker/dealer such as MSI, and is also a fully integrated software system which performs all of the accounting functions required by a fully disclosed broker/dealer. The BCATS-MF software system is designed for use by broker/dealers engaging in transactions in mutual funds. All of such software systems are designed to run on IBM computers. Both Secutron and MSC provide consulting, programming and facilities management services to their respective clients to support the software and hardware sold by them.

     Financial Information. Secutron's revenues for the year ended September 30, 1996, nine months ended September 30, 1995 and year ended December 31, 1994 were $6,975,591, $3,628,364 and $3,519,501, respectively. Operating profits for the year ended September 30, 1996 and nine months ended September 30, 1995 were $281,775 and $25,991 and, respectively. Secutron incurred an operating loss of $159,694 for the year ended December 31, 1994.

                        Employees and Employee Relations

     Employees. As of December 11, 1996, the Company had 325 full time employees, 114 of whom worked for the Directory Division in the Company's North Dakota offices and 176 of whom worked for RAF. As of December 11, 1996, Secutron had 35 employees. RAF's headquarters are located in Denver, Colorado, but 91 of RAF's employees work in branch offices of RAF located in Colorado Springs, Colorado; Fort Collins, Colorado; Reston, Virginia; Atlanta, Georgia; Albany, New York; Chicago, Illinois; Metairie, Louisiana; and Dallas, Texas. The Company considers its relations with its employees to be good.

                                   Competition

     Directory Division. The Company's directory business competes primarily with U S West Direct, which publishes telephone directories in many of the same markets in which the Company publishes directories. U S West Direct has several advantages that the Company's directory business does not possess, including greater financial resources, name recognition and an affiliation with U S West, a large telephone company. Management believes the Company's directory business is able to compete effectively with U S West Direct in obtaining contracts with independent telephone companies due to the following factors: (i) some of the Company's directories are so small they may not be of interest to U S West Direct; (ii) the Company's directory business maintains good relations with the telephone companies for which it publishes directories; and (iii) management believes that the Company's directory business publishes directories which are superior to U S West Direct's directories with respect to including information about the community and offering more types of advertisements. In addition, management believes the Company's directory business competes effectively with U S West Direct in obtaining advertisements for its directories for the following reasons: (i) in some markets, the Company's directories list special telephone numbers for certain advertisers which consumers can call to obtain community information and a message from the advertisers; and (ii) the Company's directories usually charge lower advertising rates than U S West Direct. The Company's directory business also competes less directly with other forms of advertising media such as newspapers, magazines, television and radio, although it is difficult to assess how the Company's directory business is affected by other forms of advertising. FPS and FMG face considerable competition in their lines of business.

     RAF. The securities industry has become considerably more concentrated and more competitive in recent periods as numerous securities firms have either ceased operation or have been acquired by or merged into other firms. In addition, companies not engaged primarily in the securities business, but having substantial financial resources, have acquired securities firms. The securities industry is now dominated by relatively few very large securities firms offering a wide variety of investment related services nationally and internationally. Numerous commercial banks have petitioned and received approval from the Board of Governors of the Federal Reserve System to enter into a variety of new securities activities. Various legislative proposals, if enacted, would permit commercial banks to engage in other types of securities related activities. These developments or other developments of a similar nature may lead to the creation of integrated financial service firms that offer a broader range of financial services than those offered by RAF. These developments have created large, well capitalized, integrated financial service firms with which RAF must compete. The securities industry has also experienced substantial commission discounting by broker/dealers competing for institutional and individual brokerage business. An increasing number of specialized firms offer "discount" services to individual customers. These firms generally effect transactions for their customers on an "execution only" basis without offering other services such as investment recommendations and research. Such discounting and an increase in the number of new and existing firms offering such discounts could adversely affect RAF's retail securities business.

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

                                   Regulation

     Directory Business. The Company's directory business is not subject to material regulation by federal, state or local governments. The directory business is a member of the Yellow Pages Publishers Association (Association) which has its own Code of Ethics which regulates the business practices of its members with respect to solicitation and billing of advertisers. If the directory business were to violate this Code of Ethics, it could be expelled from membership in the Association and lose national advertising accounts.

     RAF. The securities industry in the United States is subject to extensive regulation under federal and state laws. The Commission is a federal agency charged with administration of the federal securities laws. Much of the regulation of broker/dealers has been delegated to self regulatory organizations, principally the NASD and the exchanges. These self regulatory organizations adopt rules (which are subject to approval by the Commission) for governing the industry and conduct periodic examinations of member broker/dealers. Securities firms are also subject to regulation by state securities commissions in the states in which they do business. Broker/dealers are subject to regulations that cover all aspects of the securities business, including sales methods, trading practices among broker/dealers, capital structure of securities firms, record keeping, and the conduct of directors, officers, and employees. Additional legislation, changes in rules promulgated by the Commission and by self regulatory organizations, or changes in the interpretation or enforcement of existing laws and rules often directly affect the method of operation and profitability of broker/dealers. The Commission, the self regulatory authorities, and the state securities commissions may conduct proceedings which can result in censure, fine, suspension, or expulsion of a broker/dealer, its officers, or employees.

     RAF is required by federal law to belong to SIPC. When the SIPC fund falls below a certain minimum amount, members are required to pay annual assessments. The SIPC fund provides protection for securities held in customer accounts up to $500,000 per customer, with a limitation of $100,000 on claims for cash balances.

     RAF is subject to the Commission's Uniform Net Capital Rule which is designed to measure the financial integrity and liquidity of a broker/dealer and the minimum net capital deemed necessary to meet its commitments to its customers. RAF is in compliance with the Rule. Failure to maintain the required net capital may subject RAF to suspension by the Commission or other regulatory bodies and may ultimately require its liquidation. The Company is not itself a registered broker/dealer and is not subject to the Net Capital Rule. However, under the Rule, the Company could be affected by the requirement that a broker/dealer such as RAF under certain circumstances is prohibited, and under other circumstances may be temporarily restricted, by the Commission from the withdrawal of equity capital by a stockholder such as the Company.

     See Note 15 to the Company's consolidated financial statements for financial information pertaining to the Company's industry segments.

ITEM 2.   PROPERTIES

     Directory Division Properties. The directory business maintains its administrative offices and production facilities in a 9,400 square foot building owned by the Company at 216 North 23rd Street, Bismarck, North Dakota 58501. The Company acquired the property on which the building is located for $115,000 pursuant to a contract for deed with a nonaffiliated party. The directory business rents 600 square feet of office space at 1323 23rd Street South, Suite E, Fargo, North Dakota. FPS rents approximately 2,200 square feet of office space in a building located at 2208 East Broadway, Bismarck, North Dakota, 58501. FMG leases approximately 3,300 square feet of office space in a building located at Highway 49 South, Beulah, North Dakota and approximately 3,000 square feet of office space in a building located at 96 North Main in Flasher, North Dakota. Noncancelable operating leases for the Directory Division approximate $13,000 per year through the year 2001.

     Secutron Properties. Secutron's office is located at 3773 Cherry Creek North Drive, Suite 500, Denver, CO 80209, which consists of approximately 8,000 square feet of leased space. The lease expires on July 31, 2003. Secutron currently pays monthly rent of $9,078.

     RAF Properties. RAF's principal offices are located at One Norwest Center, 1700 Lincoln Street, 32nd Floor, Denver, Colorado, 80203, which consist of approximately 47,071 square feet of space subleased. The sublease expires on April 30, 2007. The Company currently pays monthly rent of $53,935 for the space. Under the terms of the sale of the Clearing Operation, RAF receives monthly rental fees of $10,000 to $12,000 through July 1999 for its occupied space. See "Business-Sale of Clearing Operation".

ITEM 3.   LEGAL PROCEEDINGS

     Legal Proceedings Against the Directory Division. There are no pending material legal proceedings against the Company's directory business, FMG, FPS or Secutron.

     Legal Proceedings Against RAF. On June 2, 1994, a lawsuit entitled Madison Sports & Entertainment Group, Inc. v. RAF Financial Corporation was filed against RAF in Case No. 94-2235-CA-B, in the Circuit Court for the Fifth Judicial Circuit in Marion County, Florida. The complaint alleged damages against RAF and others in excess of $10,000,000 arising out of the alleged improper handling of securities by RAF and other defendants. The claims asserted against RAF were breach of contract, negligent misrepresentation, breach of fiduciary duty, and joint and several liability of all defendants. RAF was dismissed from this lawsuit, with prejudice, on March 27, 1996.

     On December 23, 1996, RAF received notification of an arbitration award in NASD Arbitration No. 95- 00966, William J. Chesnut, et al. v. RAF Financial Corporation, et al that was originally filed on March 2, 1995. The claimants in that case alleged that RAF had fraudulently conspired to market certain low-priced, speculative, NASDAQ stocks while misrepresenting and failing to disclose material facts regarding these stocks to the claimants resulting in damages in excess of $1,100,000.00. A hearing on these claims was held from September 16-21, 1996 in Raleigh, North Carolina and, in the award mentioned above, the arbitration panel awarded the two claimants a total of $19,874.50.

     Additionally, on December 23, 1996, RAF received notification of an arbitration award in NASD Arbitration No. 95-05062, Chang, et al. v. RAF Financial Corporation that was originally filed on October 21 1995. The allegations in that case relate to a private placement sold by a former broker at RAF all of which sales occurred prior to his employment by RAF. These sales occurred without RAF knowledge or approval by RAF; RAF did not participate in these sales in any way, nor were any related transactions reflected on RAF books and records. In a split decision of the arbitration panel, damages were awarded in the amount $424,824.00 against RAF. The chairman of the arbitration panel dissented from this decision and stated that RAF should be required to pay no damages. RAF believes this is an aberrant award and intends to appeal.

     On December 4, 1996, Barney M. Baker et al. v. RAF Financial Corporation, Civil Action No. 890231 L which was filed on April 3, 1992, in the United States District Court in the Western District of New York, was dismissed in its entirety by the court. The petitioners in that case had alleged that RAF held over $690,000.00 which was required to be returned to them. This April 3, 1992 matter was a derivative action from a February, 1989 case, with the same 1989 plaintiffs and attorneys naming RAF, after RAF was entirely dismissed, and with prejudice, from the 1989 matter.

     RAF is a defendant in certain other arbitration and litigation matters arising from its activities as a broker/dealer, none of which involves claims for damages that exceed 10% of the Company's current assets. In the opinion of management and in-house counsel, these matters have been adequately provided for in the accompanying consolidated financial statements, and the ultimate resolution of the arbitration and litigation will not have a significant adverse effect on the consolidated results of operations or the consolidated financial position of the Company.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of the Company's security holders during the Company's fiscal quarter ended September 30, 1996.

                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS

     (a) Market Information. The Company's Common Stock has been traded on the Nasdaq Small Cap Market under the symbol FDIR since March 27, 1989. The following table shows the range of high and low bid quotations for the Common Stock, for each quarterly period since October 1, 1994, as reported by the NASD. These quotations represent prices between dealers and do not include retail markups, markdowns, or commissions and may not necessarily represent actual transactions.
                                                               Common Stock
                                                            -----------------
                                                              High       Low
                                                              ----       ---
Fiscal Quarter Ended
September 30, 1996.......................................     .875       .625
June 30, 1996............................................    1.125       .906
March 31, 1996...........................................    1.313       .75
December 31, 1995........................................     .875       .625
September 30, 1995.......................................     .88        .63
June 30, 1995............................................    1.56        .56
March 31, 1995...........................................     .66        .44
December 31, 1994........................................     .53        .41

     (b) Holders. As of December 11, 1996, the Company had approximately 350 holders of record of its Common Stock.

     (c) Dividends. The Company has no declared cash dividends on its Common Stock since its inception and the Company does not anticipate paying any dividends in the foreseeable future. The Company was precluded from paying dividends on its Common Stock so long as shares of Preferred Stock were outstanding and if dividends had not been paid in full on the Preferred Stock. The Preferred Stock was purchased and retired during the year ended September 30, 1996.

     (d) Recent Sales of Unregistered Securities. On February 16, 1996, the Company commenced the Private Placement of 6,000,000 shares of its $.01 par value Common Stock at a price of $1.00 per share, and 6,000,000 Class A redeemable common stock purchase warrants at a price of $.10 per warrant. The warrants entitle the holder to purchase one share of Common Stock at $1.50 per share at any time until May 1, 2000. As of September 30, 1996, 5,229,045 shares of Common Stock and warrants had been issued through the Private Placement for proceeds of $5,137,246, net of commissions and issuance costs of $614,704. RAF is acting as the selling agent in connection with the Private Placement and receives a sales commission of 10% ($581,685 as of September 30, 1996) of the gross proceeds of the Private Placement and Class B common stock warrants to purchase one share of Class B common stock for each 10 shares of Common Stock sold in the Private Placement. The exercise price of these warrants is $1.50 per share and these warrants are exercisable until May 1, 2000. As of December 11, 1996, an additional 729,613 shares of Common Stock and warrants have been issued for proceeds of approximately $722,000, net of issuance costs.

     The offers and sales pursuant to the Private Placement were made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, and/or Regulation D and Rule 506 adopted thereunder. The purchasers were provided with the information required by Regulation D and a Form D was filed. All of the purchasers have represented that they purchased the securities for the purchaser's own account and not for the purpose of immediate resale and agreed that the purchaser could not resell the securities without compliance with the provisions of the Securities Act of 1933, as amended. All certificates issued to the purchasers were impressed with a restrictive legend advising that the securities represented by the certificates may not be sold, transferred, pledged or hypothecated without having first been registered or the availability of an exemption from registration established. The Company's transfer agent will be advised to place "stop transfer" instructions against the transfer of these certificates.

ITEM 6.   SELECTED FINANCIAL DATA

     As a result of the transaction whereby the Company acquired the assets of RAFCO, the former shareholders of RAFCO acquired a 55% interest in the Company. Accordingly, the transaction has been accounted for as a "reverse acquisition" of the Company by RAFCO using the purchase method of accounting and the Company's assets and liabilities prior to the transaction have been adjusted to their fair market value as of the date of the business combination. The adjustment to fair market value resulted in an intangible asset, directory publishing rights, which was recorded at $7,109,378. The Company's operations are included in the consolidated financial statements beginning May 1, 1995, the effective date of the business combination. As a result of the reverse acquisition accounting, historical financial statements presented for periods prior to the business combination date include the consolidated assets, liabilities, equity, revenues, and expenses of RAFCO only. The following is selected consolidated financial information (in thousands, except per share data) for the Company as of September 30, 1996 and 1995 and for the year ended September 30, 1996 and the nine months ended September 30, 1995, and for RAFCO as of December 31, 1994, 1993, 1992, and for each of the years in the three-year period ended December 31, 1994. This information should be read in conjunction with the consolidated financial statements appearing in "Financial Statements and Supplementary Data" of this Annual Report.

                                                                                  Year Ended December 31,
                                   Year Ended           Nine Months Ended     -------------------------------
                                   September 30, 1996   September 30, 1995*     1994       1993        1992
                                   ------------------   -------------------     ----       ----        ----

Revenue ............................   $ 28,787            $ 17,170          $ 16,259    $ 18,157    $ 17,297
Net earnings
  (loss) ...........................     (2,359)             (1,892)             (353)        (23)        451
Loss per common
  share ............................       (.17)               (.20)               **          **          **
                                                                                        December 31,
                                                                              -------------------------------
                                   September 30, 1996   September 30, 1995      1994       1993        1992
                                   ------------------   ------------------      ----       ----        ----

Working capital ....................   $  4,991            $  4,130          $  2,443    $  3,292    $  1,890
Total assets .......................     18,185              20,720            22,326      95,700      58,249
Total long term
  liabilities ......................      5,259               4,854             3,164       3,530       3,189
Total stockholders'
  equity ...........................      6,086               5,442             1,188       1,594         805

*For the period January 1, 1995 through September 30, 1995. See "Business" for information regarding changes in the Company's business which occurred in fiscal year 1995.

**Due to the limited number of shares outstanding from 1992 through 1994, presentation of earnings per share is not meaningful.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The Company's acquisition of the assets of RAFCO has been accounted for as a reverse acquisition of Fronteer by RAFCO using the purchase method of accounting. This resulted in Fronteer adjusting its assets and liabilities to their fair market value at the effective date of the acquisition, or May 1, 1995. As a result of the acquisition, the consolidated financial statements reflect the Company and its consolidated subsidiaries as of September 30, 1996 and 1995 and for the year ended September 30, 1996 and the nine months ended September 30, 1995, and for RAFCO and its consolidated subsidiaries for the year ended December 31, 1994.

     On April 27, 1995, the Company sold 10 of its telephone directories to Telecom. These transactions were accounted for in May of 1995, subsequent to the effective date of the business combination. The Company also granted an Option to Telecom on the same date whereby Telecom made a noninterest bearing and nonrecourse $500,000 loan to the Company in exchange for the Option to acquire the Company's nine North Dakota telephone directories. Because the Company adjusted its directories to their fair market value at the time of the acquisition of the assets of RAFCO, no gain or loss was recognized on the sale of the directories to Telecom. The book value of the directory publishing rights after the sale to Telecom was $4,692,769. This amount is being amortized over 10 years.

Results of Operations

     In order to provide a more meaningful discussion related to revenues and expenses as compared from period to period, the following amounts are presented with certain revenues and expenses from the Consolidated Statements of Operations for the nine months ended September 30, 1995 being annualized for discussion purposes. All other operating activity should be referenced to the Consolidated Statements of Operations. Brokerage and computer hardware and software related operations included for the nine months ended September 30, 1995 have been annualized by dividing the actual amount for the nine months ended September 30, 1995 by 9 and multiplying the result by 12. The directory operations included since May 1, 1995 in the nine months ended September 30, 1995 have been annualized by dividing the actual amounts for the year ended September 30, 1995 by 5 and multiplying the result by 12. Reference should be made to the Consolidated Statements of Operations for all operating activity discussed herein.

                                                                   Nine Months Ended
                             Year Ended        Nine Months Ended   September 30, 1995       Year Ended
                          September 30, 1996   September 30, 1995      Annualized       December 31, 1994
                          ------------------   ------------------  ------------------   -----------------
REVENUE:

Directory ................   $ 6,888,245       $ 3,625,038         $ 8,700,091                --
                             ===========       ===========         ===========          ===========

Brokerage commissions ....   $10,825,987       $ 7,051,366         $ 9,401,821          $ 5,792,268
                             ===========       ===========         ===========          ===========

Investment banking .......   $ 2,275,217       $ 1,340,573         $ 1,787,431          $ 3,032,968
                             ===========       ===========         ===========          ===========

Broker/dealer revenues (1)   $14,345,349       $ 9,729,223         $12,972,297          $12,713,456
                             ===========       ===========         ===========          ===========

Computer hardware and
software operations ......   $ 6,538,540       $ 3,236,156         $ 4,314,875          $ 3,515,230
                             ===========       ===========         ===========          ===========

(1) Broker/dealer revenues include amounts for brokerage commissions, investment banking, trading profits and other broker/dealer activities.

COST OF SALES AND OPERATING EXPENSES:

 Directory cost of sales .   $ 4,987,337       $ 3,454,454         $ 8,290,690               --
                             ===========       ===========         ===========          ===========

 Broker/dealer commissions   $ 8,171,445       $ 5,049,208         $ 6,732,277          $ 4,263,665
                             ===========       ===========         ===========          ===========

 Computer cost of sales ..   $ 5,381,097       $ 2,930,197         $ 3,906,929          $ 2,940,511
                             ===========       ===========         ===========          ===========

General and administrative   $12,118,998       $ 6,958,217         $10,852,108          $ 9,628,592
                             ===========       ===========         ===========          ===========

Depreciation and
amortization .............   $ 1,220,142       $   564,411         $ 1,001,070          $   395,572
                             ===========       ===========         ===========          ===========

Year Ended September 30, 1996 Compared to Nine Months Ended September 30, 1995

     Revenues for the year ended September 30, 1996 were $28,786,905 compared to revenues for the nine months ended September 30, 1995, annualized, of $26,759,712. This is a 7.6% increase due in large part to increased revenues from computer hardware and software operations and an increase in broker/dealer revenues offset by declines in the directory business.

     Directory revenues for the year ended September 30, 1996 were $6,888,245, down $1,811,846 or 21% from the nine months ended September 30, 1995, annualized. This decrease is primarily due to the Company's sale of 10 of its telephone directories to Telecom.

     Broker/dealer revenues for the year ended September 30, 1996 were $14,345,349, an increase of $1,373,052 or 10.6% over comparable amounts for the nine months ended September 30, 1995, annualized. This increase is largely due to the increase in brokerage commissions.

     Brokerage commissions for the year ended September 30, 1996 were $10,825,987, an increase of $1,424,166 or 15% over brokerage commissions for the nine months ended September 30, 1995, annualized. This is primarily due to the opening of two new branch offices in Chicago, Illinois and Metairie, Louisiana during the second quarter of fiscal year 1996. RAF intends on continuing to increase its sales force and has opened an office in Dallas, Texas, subsequent to September 30, 1996. RAF intends on opening an additional office during the second quarter of fiscal 1997.

     Computer hardware and software revenues for the year ended September 30, 1996 were $6,538,540, up $2,223,665 or 51.5% over comparable revenues for the nine months ended September 30, 1995, annualized. This increase is in large part due to increased work as a result of the sale of the Clearing Operation, including programming and other projects for MSI.

     Directory cost of sales for the year ended September 30, 1996 was $4,987,337, down $3,303,353 or 40% for the comparable sales for the nine months ended September 30, 1995, annualized. The decrease is consistent with the decrease for the comparable period in directory revenues relating primarily to the sale of 10 telephone directories to Telecom.

     Broker/dealer commissions expense for the year ended September 30, 1996 of $8,171,445 is up $1,439,168 or 21.4% over the comparable amount for the nine months ended September 30, 1995, annualized. This correlates directly with the increase in brokerage commission revenues as a result of the increased office activity.

     Computer cost of sales of $5,381,097 is up $1,474,168 or 38% over the comparable amount for the nine months ended September 30, 1995, annualized. This is consistent with the increase in computer hardware and software revenues.

     General and administrative expenses for the year ended September 30, 1996 of $12,118,998 increased $1,266,890 or 11.7% over the comparable amount for the year ended September 30, 1995, annualized. This increase results from the opening of the Chicago, Illinois and Metairie, Louisiana offices, increases related to the Company's telemarketing division and legal arbitration judgments awarded against RAF in December 1996 of approximately $450,000.

     Depreciation and amortization for the year ended September 30, 1996 was $1,220,142; up $219,072 from $1,001,070 for the nine months ended September 30, 1995, annualized. This is due to the opening of the Chicago, Illinois and Metairie, Louisiana offices, and equipment purchased in the telemarketing division.

     The gain on the sale of the Clearing Operation of $1,332,974 relates to the sale of the Clearing Operation and is net of commission and transaction costs of $167,026.

     Interest income and interest expense for the year ended September 30, 1996 of $659,997 and $488,796, respectively, are comparable to amounts, annualized, for the nine months ended September 30, 1995.

     Equity in loss of affiliate of $19,330 for the year ended September 30, 1996 relates to the Company's 20% interest in the operating activity of MSI since the sale of the Clearing Operation. The minority interest in earnings of $87,626 represents the minority shareholders' interest in the earnings of Secutron for the year ended September 30, 1996.

Nine Months Ended September 30, 1995 Compared With 12 Months Ended December 31, 1994

     Revenues for the nine months ended September 30, 1995, annualized, were $26,759,712, an increase of $10,500,812 over revenues of $16,258,900 for the year ended December 31, 1994. This increase is due to the accounting for the business combination in that Directory's revenues are only reflected since May 1, 1995. Directory revenues during the nine months ended September 30, 1995, annualized, were $8,700,091. This is comparable with Directory revenues for the prior period not shown because of the business combination. Computer hardware and software revenues for the nine months ended September 30, 1995, annualized, were $4,314,875, an increase of $799,645 or 22% over revenues for the year ended December 31, 1994. Broker/dealer revenues for the nine months ended September 30, 1995, annualized, were $12,972,297 compared to $12,713,456 for the year ended December 31, 1994.
                                       13

     Broker/dealer revenues generated by RAF are made up of several components, which changed in their makeup and materiality from the prior year. Broker commissions for the nine months ended September 30, 1995, annualized, were $9,401,821 compared to $5,792,268 for the year ended December 31, 1994. This amounts to an increase of $3,609,553, or 62%, over the year ended December 31, 1994. This increase resulted in large part from RAF's new sales offices in Reston, Virginia and Atlanta, Georgia, which were opened during the year ended December 31, 1994, as well as from the addition of brokers in existing sales offices.

     Various changes in the way the Company evaluates its business opportunities took place during the nine months ended September 30, 1995. RAF's bank services division was sold to Sheshunoff Information Services, Inc. during the nine months ended September 30, 1995. This completely eliminated bank services as a revenue source, while the bank services division produced revenue of over $1,150,000 during the year ended December 31, 1994. Revenues from clearing operations, included in other broker/dealer revenues in the consolidated statements of operations, also declined significantly during the nine months ended September 30, 1995 from $1,079,931 for the year ended December 31, 1994 to annualized revenues of $242,953 for the nine months ended September 30, 1995. Factors specifically related to the clearing business and its capital requirements made the Company's clearing business uncompetitive during the nine months ended September 30, 1995.

     Revenues for the nine months ended September 30, 1995, annualized, of $1,787,431 were 41% lower than revenues of $3,032,968 for the year ended December 31, 1994. This is primarily due to a decrease in activity, the continued unpredictable impact of interest rate fluctuation, and an amendment to the Colorado State Constitution, which placed many restrictions on public financing in the State of Colorado.

     Broker/dealer commissions for the nine months ended September 30, 1995, annualized, increased by $2,468,612 or 58% compared to the year ended December 31, 1994. This increase is consistent with an increase in commission revenues, which increased 62% for this same period.

     General and administrative expenses for the nine months ended September 30, 1995, annualized, were $10,852,108. This compares to $9,628,592 for the year ended December 31, 1994. The increase primarily relates to the business combination and the increased expenses beginning May 1, 1995.

     Depreciation and amortization for the nine months ended September 30, 1995, annualized, increased $605,498 compared to $395,572 for the year ended December 31, 1994 primarily because of amortization of directory costs.

     Interest income for the nine months ended September 30, 1995 was $496,316, a decline of $586,260 from the year ended December 31, 1994. This decrease is attributable to a large decline in the Company's margin debit interest, which is associated with the decline in the Company's clearing business and revenues during the period.

     Other revenues increased from $30,214 for the year ended December 31, 1994 to $429,557 in the nine months ended September 30, 1995. Revenues of $66,374 for FPS are included for the nine months ended September 30, 1995. In addition, a gain on the sale of a condominium of $96,094 is included in the nine months ended September 30, 1995.

     The minority interest reflected in the consolidated financial statements relates to the ownership of Secutron stock by minority shareholders of approximately 40%.

Liquidity and Capital Resources

     The Company, as of September 30, 1996, had $2,070,320 in cash and cash equivalents and $4,990,871 in working capital. Its current ratio is 1.8:1. Working capital increased $860,513 and the current ratio increased .4:1 from the prior year. The Company's Private Placement provided net proceeds of $5,137,246. This along with proceeds from borrowings of $1,468,055, collections on notes receivable of $457,480, and net proceeds from the sale of the Clearing Operation of $312,133 were used to fund operating activities of $1,520,101, purchase property and equipment of $1,409,092, repay long-term borrowings of $1,947,538 and purchase Series A voting cumulative preferred stock of $875,000 and Common Stock of $1,200,000.

     Subsequent to September 30, 1996 and as of December 11, 1996, the Company has issued an additional 729,613 shares of Common Stock and warrants through the Private Placement for proceeds of approximately $722,000, net of issuance costs.

     The Company currently has a $1,300,000 revolving line of credit with its primary lender whereby the Company may borrow up to 75% of its billed directory accounts receivable under 60 days old. As of September 30, 1996, $725,000 was outstanding on this line. The Company failed to meet a covenant associated with the line of credit requiring net income to be at least 2.5% of sales for the year ended September 30, 1996. The Company's lender has waived the event of default subject to agreement that proceeds from exercise of the Option by Telecom be applied to the line of credit until paid in full. Consequently, availability of additional amounts on the line of credit may be limited. The outstanding balance of $725,000 on the line of credit is classified as current in the consolidated balance sheet.

     The sale of the Clearing Operation provided additional working capital to the Company. Just as significant from this sale are the average operating losses of approximately $115,000 per month that the Clearing Operation incurred during the year ended September 30, 1996 that the Company will no longer incur. The Company's expected capital costs for the next year center around its efforts in increasing the volume in the securities brokerage division. Two new branch offices are planned for fiscal year 1997, one of these offices in Dallas, Texas opened in November 1996. Capital costs of opening these two offices are expected to be less than $300,000.

     The Company has had discussions with Telecom regarding the early exercising of Telecom's Option to acquire the Company's nine North Dakota telephone directories. Management's intent is to sell the remaining directories and principally focus its efforts on increasing its volume in its securities brokerage division and to continue to market and sell computer hardware and software products through Secutron which has had average growth in revenues of 37% over the last two fiscal years.

     Management believes that with the sale of the Clearing Operation and the opening of two new branch offices, in the securities brokerage division, its cash flows from operations, additional proceeds received from the Private Placement, and cash on hand are sufficient to fund its debt service, expected capital costs and other liquidity requirements for the foreseeable future.

Inflation

     The effect of inflation on the Company's operations is not material and is not anticipated to have any material effect in the future.

New Accounting Standards

     Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long Lived Assets to Be Disposed Of (SFAS 121) was issued in March, 1995, by the Financial Accounting Standards Board. It requires that long lived assets and certain identifiable intangibles held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. SFAS 121 is required to be adopted for fiscal years beginning after December 15, 1995. Adopting this statement by the Company is not expected to have a significant effect on the consolidated financial statements.

     Statement of Financial Accounting Standards No. 123, Accounting for Stock Based Compensation (SFAS 123), was issued by the Financial Accounting Standards Board in October, 1995. SFAS 123 establishes financial accounting and reporting standards for stock based employee compensation plans as well as transactions in which an entity issues its equity instruments to acquire goods or services from nonemployees. This statement defines a fair value based method of accounting for employee stock options or similar equity instruments, and encourages all entities to adopt that method of accounting for all of their employee stock compensation plans. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees. Entities electing to remain with the accounting in Opinion 25 must make proforma disclosures of net income and, if presented, earnings per share, as if the fair value based method of accounting defined by SFAS 123 had been applied. SFAS 123 is applicable to fiscal years beginning after December 15, 1995. The Company currently accounts for its equity instruments using the accounting prescribed by Opinion 25. The Company does not currently expect to adopt the accounting prescribed by SFAS 123; however, the Company will include the disclosures required by SFAS 123 in future consolidated financial statements.

General

     The foregoing discussion contains certain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. These statements include the plans and objectives of management for future operations, including plans and objectives relating to expansion and the general development of the business of the Company. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this Annual Report on Form 10-K will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The  Consolidated   Financial   Statements  and  Supplementary   Data  that
constitute Item 8 are included at the end of this report beginning on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     On September 1, 1995, the Company's former  accountant,  Eide Helmeke & Co.
(Eide), located in Bismarck, North Dakota, resigned as the Company's principal accountant. Eide's report on the Company's consolidated financial statements for the year ended September 30, 1994 did not contain an adverse opinion or a disclaimer of opinion, nor was it qualified or modified as to any uncertainty, audit, scope or accounting principles. Following the Company's acquisition of the assets of RAFCO in April 1995, the Board of Directors recommended and approved a change in accountants from Eide to KPMG Peat Marwick LLP. During the Company's year ended September 30, 1994, and during the interim period from October 1, 1994 through April 30, 1995, there were no disagreements with Eide on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement, if not resolved to Eide's satisfaction, would have caused it to make a reference to the subject matter of the disagreement in connection with its report. The Company engaged KPMG Peat Marwick LLP, Denver, Colorado, as its principal accountant on September 29, 1995.

     There were no changes in accountants or disagreements of the type required to be reported under this item between the Company and its independent accountants during the fiscal year ended September 30, 1996.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     (a) Identification of Directors.

     The present term of office of each director will expire at the next annual meeting of shareholders and when his successor has been elected and qualified. The name, position with the Company, age of each director and the period during which each director has served are as follows:

Name and Position in the Company                  Age          Director Since
--------------------------------                  ---          --------------

Dennis W. Olson................................    56               1977
President and Director

Robert A. Fitzner, Jr..........................    51               1995
Director

Robert L. Long.................................    63               1995
Director

     There is no longer any understanding between any director or any other person pursuant to which any director was selected as such.

     (b) Identification of Executive Officers.

     Each executive officer will hold office until his successor duly is elected and qualified, until his death or resignation or until he shall be removed in the manner provided by the Company's Bylaws. The Company's executive officers, their ages, positions with the Company and periods during which they served are as follows:

Name of Executive Officer and
Position in Company                               Age          Officer Since
-----------------------------                     ---          -------------

Dennis W. Olson.................................   56
President of the Company                                            1977


Robert A. Fitzner, Jr...........................   51
Chairman of the Board of the Company                                1996
President of RAF                                                    1984*


Robert L. Long.................................    63
Secretary of the Company                                            1996
Senior Vice President of RAF                                        1990*

*Messrs. Fitzner and Long have been officers of RAF or RAFCO for the periods indicated.

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

     (e) Business Experience.

     Background. The following is a brief account of the business experience during the past five years of each director and executive officer of the
Company:

Name of Director or
Officer                     Principal Occupation During the Last Five Years
-------------------         -----------------------------------------------

Dennis W. Olson             President and a Director of the Company since 1977.

Robert A. Fitzner, Jr.      President  and  Chief  Executive  Officer  of RAF or
                            RAFCO since 1984 and  Director of RAF or RAFCO since
                            1986,  and a Director  of Secutron  since 1986.  Mr.
                            Fitzner has been a Director of the Company since May of 1995, when RAF became a wholly owned subsidiary of the Company, and became the Chairman of the Board of Directors of the Company in February 1996.

Robert L. Long              Senior  Vice  President  of  the  Corporate  Finance
                            Division of RAF or RAFCO since 1990. Mr. Long became a Director of the Company in May of 1995, when RAF became a wholly owned subsidiary of the Company, and became the Secretary of the Company in February
                            1996.

     Directorships.

     No director of the Company is a director of any other entity that has its securities registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended.

     (f) Involvement in Certain Legal Proceedings.

     No event required to be reported hereunder has occurred during the past five years.

     (g) Promoters and Control Persons.

     Disclosure under this paragraph is not applicable to the Company.

Section 16(a) Beneficial Ownership Reporting Compliance.

     To the Company's knowledge, during the Company's fiscal year ended September 30, 1996, there were no directors or officers or more than 10% shareholder of the Company that failed to timely file a Form 3, Form 4 or Form 5.

ITEM 11.  EXECUTIVE COMPENSATION

     The following table provides certain information pertaining to the compensation paid by the Company and its subsidiaries for services rendered by Dennis W. Olson, the President of the Company, Robert A. Fitzner, Jr., the Chairman of the Board of the Company and the President of RAF, and Robert L. Long, the Secretary of the Company and the Senior Vice President of RAF. RAF became a subsidiary of the Company in April of 1995.


                           SUMMARY COMPENSATION TABLE

                                                                       Long Term
                                                                      Compensation
                                      Annual Compensation                Awards
                                     ---------------------            ------------
                                                             Other
                                                             Annual    Securities   All Other
Name and                    Period                           Compen-   Underlying   Compensa-
Principal Position          Ended    Salary($)    Bonus($)   sation    Options(#)     tion($)
------------------          ------  ----------    --------  --------   ----------   ----------

Dennis W. Olson ..........   1996   123,500(a)     9,000         (c)         0          0
 President of the            1995   119,710       10,000         (c)         0    100,000(e)
 Company                     1994   113,960       12,000         (c)         0          0

Robert A. Fitzner, Jr ...    1996   162,000(b)    40,000          0          0     76,300(e)
 Chairman of the             1995   162,000(b)    40,000          0          0      1,279(e)
 Board of Directors,         1994   167,500(b)    40,000          0          0      1,337(e)
 and President of RAF

Robert L. Long, ..........   1996   272,612(d)         0          0   800,000    667,236(e)
 Secretary of the            1995   320,500(d)         0          0         0          0
 Company,  and               1994   453,551(d)         0          0         0          0
 Senior  Vice
 President of  RAF

(a) See "Employment Contracts and Termination of Employment and Change In Control Arrangements" below for a description of Mr. Olson's employment contract with the Company.

(b) Includes $30,000 paid as a directors fee to Mr. Fitzner by Secutron, 60% of the outstanding stock of which is owned by the Company.

(c) The Company provided Mr. Olson, with certain other benefits; however, these benefits did not exceed 10% of his aggregate cash compensation for each of the periods indicated.

(d) Officers of the Company are frequently responsible for conducting transactions for which they receive commission and or/fee compensation. In Mr. Long's case, total annual compensation is and has been transactional commissions and/or fees.

(e) Mr. Olson received a commission as a result of the sale of the directories to Telecom. Mr. Fitzner received a commission as a result of the sale of the Clearing Operation and has received an annual Company matching contribution as a result of his contribution to a savings plan. Mr. Long received commissions as a result of the acquisition of the assets of RAFCO and the sale of the Clearing Operation. Mr. Long also realized a profit of $417,236 as a result of the exercise of warrants of companies that he received as compensation for underwritings by RAF. This amount represents the difference between the exercise price of the warrants and the sales price of the underlying stock.

     Stock Option Plans. Effective September 30, 1988, as amended September 10, 1996, the Company adopted an Incentive Stock Option Plan (Plan), in order to attract and retain the best available personnel for positions of responsibility, to provide additional incentive to employees and consultants of the Company and to promote the success of the Company's business. The Plan authorizes the granting of options to officers, directors, and employees of the Company to purchase 600,000 shares of the Company's Common Stock subject to adjustment for various forms of recapitalization that may occur. No options may be granted after September 30, 1998, and the fair value of options granted to each optionee cannot exceed $100,000 per year.

     An employee must have six months of continuous employment with the Company before he or she may exercise an option granted under the Plan. Options under the Plan may not be granted at less than fair market value at the date of the grant. Options granted under the Plan are nonassignable and terminate three months after the optionee's employment ceases, except in the case of employment termination due to disability of the optionee, in which event the option expires twelve months from the date employment ceases. The Plan is administered by the Company's Board of Directors or by a committee selected by the Company's board of directors.

     As of September 30, 1996, options to purchase 557,000 shares of the Company's Common Stock at $.625 per share through September 8, 2006, were outstanding and exercisable.

     On April 8, 1996, as amended on September 10, 1996, the Company adopted the 1996 Incentive and Nonstatutory Option Plan (1996 Plan) in order to attract and retain the best available personnel for positions of responsibility, to provide additional incentive to employees and consultants of the Company and to promote the success of the Company's business. The 1996 Plan authorizes the granting of options to officers, directors, employees and consultants of the Company to purchase 1,250,000 shares of the Company's Common Stock subject to adjustment for various forms of recapitalization that may occur. No option may be granted after April 8, 2006.

     Under the 1996 Plan, inventive stock options may only be granted to employees and Nonstatutory stock options may be granted to consultants. Options may not be granted at less than fair market value at the date of the grant. Options granted are nonassignable and terminate three months after the optionee's employment ceases, except in the case of employment termination due to disability of the optionee, in which event the option expires twelve months from the date employment ceases. The 1996 Plan is administered by the Company's Board of Directors or by a committee selected by the Company's board of directors.

     Effective September 9, 1996, the Company granted under the 1996 Plan to 22 employees options to purchase 1,250,000 shares at $.625 per share through September 9, 2009. As of September 30, 1996, options to purchase 660,000 shares were exercisable.

     The Company has adopted, subject to shareholder approval on or before September 9, 1997, the September 1996 Incentive and Nonstatutory Option Plan (September 1996 Plan) in order to attract and retain the best available personnel for positions of responsibility, to provide additional incentive to employees and consultants of the Company and to promote the success of the Company's business.

     The September 1996 Plan authorizes the granting of options to officers, directors, employees and consultants of the Company to purchase 1,750,000 shares of the Company's Common Stock subject to adjustment for various forms of recapitalization that may occur. The terms and conditions of the September 1996 Plan are similar to that discussed for the 1996 Plan.

     Effective September 10, 1996, the Company granted under the September 1996 Plan, to 29 employees, subject to shareholder approval, options to purchase
1,243,000 shares of the Company's Common Stock at $.625 per share through December 31, 2009. As of September 30, 1996, options to purchase 563,000 shares were exercisable.

     As of September 30, 1996, the Company had granted nonqualified stock options to certain officers and employees at an exercise price of $.95 per share. These options are exercisable and expire August 25, 1997.

     Employee Stock Ownership Plan. On September 22, 1989, the Company's Board of Directors adopted an Employee Stock Ownership Plan (ESOP) which provides in pertinent part that the Company may annually contribute tax deductible funds to the ESOP, at its discretion, which are then allocated to the Company's employees based upon the employees' wages in relation to the total wages of all employees in the ESOP.

     The ESOP provides that more than half of the assets in the ESOP must consist of the Company's Common Stock. The ESOP is administered by a board of trustees under the supervision of an advisory committee, both of which are appointed by the Company's board of directors. As of December 11, 1996, the ESOP owned 517,900 shares of the Company's Common Stock and no other marketable securities. The ESOP also had an outstanding bank loan of $350,000, which was secured by the stock in the ESOP and was guaranteed by the Company. Employees become vested in the shares of the Company's Common Stock after six years in the ESOP. Executive officers participate in the ESOP in the same manner as other employees. Employees are 20% vested after two years, vesting an additional 20% each year up to 100% after six years in the ESOP.

     Savings Plans. The Company has three retirement saving plans covering all employees who are over 21 years of age and have completed one year of eligibility service. The plans meet the qualifications of Section 401(k) of the Internal Revenue Code. Under the plans, eligible employees can contribute through payroll deductions up to 15% of their base compensation. The Company makes a discretionary matching contribution equal to a percentage of the employee's contribution. Officers participate in the plans in the same manner as other employees. One of the Company's savings plans has purchased 283,700 shares of the Company's Common Stock.

     The Company has no other bonus, profit sharing, pension, retirement, stock purchase, deferred compensation, or other incentive plans.

                       OPTION GRANTS IN LAST FISCAL YEAR

     The following table sets forth information concerning the grant of options by the Company to Robert L. Long during the year ended September 30, 1996. No options were granted by the Company to Dennis W. Olson or Robert A. Fitzner, Jr., during the year ended September 30, 1996.

                      Option/SAR Grants in Last Fiscal Year
                                Individual Grants
 --------------------------------------------------------------------------------------------------------

                                         Number of          % of Total
                                         Securities         Options/
                                         Underlying         SARs
                                         Options/           Granted to         Exercise
                Name                     SARs               Employees          or Base         Expiration
                ----                     Granted            in                 Price           Date
                                          (#)               Fiscal Year        ($/Sh)          ----------
                                         ----------         -----------        --------
                Robert L. Long .......   160,000(1)(2)             9%          $0.625          9/09/2006
                                         640,000(1)(3)            21%          $0.625                (3)

(1)  The options were granted to Mr. Long on September 10, 1996.

(2) Options to purchase 160,000 shares became exercisable on September 10, 1996.

(3) The option to purchase 640,000 shares becomes exercisable according to the following schedule: 160,000 of the shares become exercisable on January 1, 1997; 160,000 of the shares become exercisable on January 1, 1998; 160,000 of the shares become exercisable on January 1, 1999; and the remaining 160,000 shares become exercisable on January 1, 2000. The options expire ten years from the date of grant if not exercised.

                           AGGREGATED OPTION EXERCISES
                       IN LAST FISCAL YEAR AND FISCAL YEAR
                                END OPTION VALUES

     The following table sets forth information with respect to Dennis W. Olson and Robert L. Long concerning the exercise of options and warrants during the year ended September 30, 1996, and unexercised options and warrants held as of September 30, 1996. Robert A. Fitzner, Jr. does not own any options or warrants to purchase securities of the Company.

                                                                          Number of Securities
                                                                         Underlying Unexercised             Value of In-the-Money
                                                                               Options at                         Options at
                                                                         September 30, 1996(#)             September 30, 1996($)(1)
                                     Shares Acquired   Value         ------------------------------      ---------------------------
Name                                 on Exercise(#)    Realized($)   Exercisable/     Unexercisable      Exercisable/  Unexercisable
----                                 ---------------   -----------   -----------      -------------      -----------   -------------

Dennis W. Olson .................         - 0 -         - 0 -         100,000              - 0 -            - 0 -         - 0 -

Robert L. Long ..................         - 0 -         - 0 -         238,125(2)         640,000(2)         - 0 -         - 0 -

(1) Value of unexercised in-the-money options or warrants is the market price of the underlying shares of Common Stock at September 30, 1996, less the exercise price of the options or warrants.

(2)  Includes options granted to Mr. Long on September 10, 1996.

     Compensation of Directors--Standard Arrangement.

     Directors of the Company receive no compensation for their services as directors. Directors of Secutron, including Robert A. Fitzner, Jr., who are not also officers or employees of Secutron receive $30,000 annually.

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

     Legally effective as of January 1, 1995, the Company entered into an employment agreement with its president, Dennis W. Olson. The employment agreement is for a term of three years ending January 1, 1998; provides for annual compensation and benefits; provides that upon full disability, Mr. Olson will be entitled to full salary for three months, two thirds salary for three months, and one half salary for six months; provides that the employment agreement shall be binding upon any successor to the Company; and provides that, upon the expiration of the employment agreement, the Company shall be required, at Mr. Olson's option, to purchase from him up to 500,000 shares of the Company's Common Stock at $1.00 per share.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT.

     (a)(b) Security Ownership of Certain Beneficial Owners and Management.

     The following table sets forth as of December 11, 1996, the number of shares of the Company's outstanding Common Stock beneficially owned by each of the Company's current directors and officers, sets forth the number of shares of the Company's Common Stock beneficially owned by all of the Company's current directors and officers as a group and sets forth the number of shares of the Company's Common Stock owned by each person who owned of record, or was known to own beneficially, more than 5% of the Company's outstanding shares of Common Stock respectively:

     Name and Address of                  Amount and Nature
     Beneficial Owner or                  of Beneficial
     Officer or Director                  Ownership(1)          Percent of Class
     -------------------                  -----------------     ----------------
     Robert A. Fitzner, Jr. ..........    5,465,793(2)                32.4%
     1700 Lincoln Street
     32nd Floor
     Denver, CO  80203

     Robert L. Long ..................      869,792(4)                5.0%
     1700 Lincoln Street
     3200 Floor
     Denver, CO  80203

     Dennis W. Olson .................      683,925(3)                4.0%
     216 North 23rd Street
     Bismarck, ND  58501


     All officers and directors ......    7,019,510(5)                40.4%
     as a group (3 persons)

(1) Except as indicated below, each person has the sole voting and investment power over the shares indicated.

(2) Includes 881,088 shares over which Mr. Fitzner has voting power pursuant to four Voting Agreements and Irrevocable Proxies dated June 2, 1995, one each between Mr. Fitzner and Dorothy K. Englebrecht, Steven Fishbein, Peter O'Leary and Arlene Wilson. The irrevocable proxies expire on July 16, 1997 and the voting trust agreements expire on September 15, 1997. Also includes shares underlying an option Mr. Fitzner has given to an employee of the Company to purchase 250,000 shares from Mr. Fitzner's personal holdings.

(3) Includes 100,000 shares of Common Stock underlying stock options, 6,534 shares held in the Company's ESOP Plan, 2,172 shares held in the Company's 401(k) Plan, and 70,495 shares underlying Mr. Olson's 50% share in 140,990 shares jointly held by another employee of the Company.

(4) Includes 78,125 shares underlying warrants and 320,000 shares underlying stock options currently exercisable, or exercisable within 60 days.

(5) Includes shares underlying the stock options held by Mr. Olson and the warrants and options held by Mr. Long.

     (c) Changes in Control.

     There are presently no arrangements of any kind which may at a subsequent date result in a change in control of the Company.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     (a)(b) Transactions With Management and Others and Certain Business Relationships.

     Certain officers and directors of the Company have in the past made personal loans to the Company when it was in need of short term financing. Dennis Olson has made personal demand loans to the Company of which $50,000 remained outstanding as of September 30, 1996. Interest is paid to Mr. Olson by the Company @11% per annum. All loan transactions with related persons have been on terms no less favorable than those available from third parties. It is probable that the Company will continue to engage in such borrowing activities in the future; however, there are currently no specific plans to do so.

     Robert A. Fitzner, Jr. became a director of the Company as a result of acquisition of the assets of RAFCO in April 1995. See "Business." As a result of the acquisition, Mr. Fitzner received 4,784,705 shares of the Company's Common Stock and 5,000 shares of the Company's Preferred Stock. As a result of such acquisition transaction, the Company assumed the obligation to Mr. Fitzner on a 10% senior subordinated note due December 31, 2003 in the amount of $50,000. As a result of such acquisition transaction, the Company issued 2,500 shares of Preferred Stock to Earlene E. Fitzner, Mr. Fitzner's mother, and the Company assumed the obligation to pay a 10% senior subordinated note due December 31, 2003 in the principal amount of $150,000 to Mr. Fitzner's mother and assumed the obligation to pay a 10% senior subordinated note due December 31, 2003 in the principal amount of $50,000 to Mr. Fitzner's father, Robert A. Fitzner, Sr. These obligations were repaid during the year ended September 30, 1996 principally from proceeds received in the Private Placement.

     As a result of the acquisition of the assets of RAFCO, Kanouff Corporation became the beneficial owner of approximately 12.4% of the Company's outstanding Common Stock. See "Business." Patricia M. Kanouff is an officer, director, and sole shareholder of Kanouff Corporation and John P. Kanouff, the husband of Patricia M. Kanouff, is an officer of Kanouff Corporation. John P. Kanouff was an officer, director, and shareholder of Hopper and Kanouff, P.C., a company providing legal services to clients, including the Company, RAF, and Secutron. During the year ended September 30, 1996, an aggregate of $208,720 was paid by the Company, RAF, and Secutron to Hopper and Kanouff, P.C. for legal services. During the fiscal year ended September 30, 1996, consistent with the Private Placement Memorandum, the Company purchased the outstanding shares held by the Kanouff Corporation for $1,200,000 with proceeds from the Private Placement. During the fourth quarter of the year ended September 30, 1996, John P. Kanouff joined RAF as the managing director of its Corporate Finance Division.

     Robert L. Long became a director of the Company as a result of the acquisition of the assets of RAFCO. See "Business." During 1992, the Company entered into an investment banking agreement with RAF. As of April 26, 1995, RAF became a wholly owned subsidiary of the Company. One of the terms of Mr. Long's employment by RAF is that he will receive a percentage of any investment banking fees received by RAF. Under the investment banking agreement, the Company would be obligated to pay a fee to RAF as a result of the reorganization transaction between the Company and RAFCO. RAF has agreed to waive its portion of any such investment banking fee. On April 26, 1995, the Company agreed to pay a merger and acquisition fee to Mr. Long in an amount to be determined by negotiation within a reasonable time after April 26, 1995. Mr. Long received $100,000 on December 15, 1995 representing this fee.

     Dennis W. Olson is currently an officer and a director of the Company. On April 27, 1995, the Company entered into an agreement to sell certain of its assets to Telecom. Pursuant to the Telecom agreement, Mr. Olson and certain other employees of the Company entered into agreements not to compete with Telecom. As compensation for this noncompetition agreement, Telecom has paid $225,000 out of the total of $250,000 total noncompetition compensation to Mr. Olson. On April 27, 1995, the Company granted an Option to Telecom to purchase additional assets of the Company. This Option is exercisable for a period of two years beginning on June 1, 1997. If Telecom exercises this Option, Mr. Olson and certain other employees of the Company will be obligated to enter into additional noncompete agreements with Telecom and will be paid additional amounts in consideration for such noncompete agreements. The amount of such noncompetition payments will not be determined until after Telecom exercises its Option. The Company repaid $150,000 in obligations to Mr. Olson during fiscal year 1996. These obligations related to short term financing provided to the Company by Mr. Olson.

                                     PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)(1) Financial Statements. (Beginning on page F-1)

      Independent Auditors' Report

      Consolidated Balance Sheets--September 30, 1996 and 1995
      Consolidated  Statements of Operations-- Year ended September 30, 1996,
         Nine months ended September 30, 1995 and Year ended December 31, 1994 Consolidated Statement of Changes in Stockholders' Equity--Year ended
          September 30, 1996, Nine Months Ended September 30, 1995 and Year Ended December 31, 1994
     Consolidated  Statements of Cash Flows--Year ended September 30, 1996, Nine
          Months Ended September 30, 1995 and Year Ended December 31, 1994
      Notes to Consolidated Financial Statements

     (a)(2) Financial Statement Schedules.

     None

     (b) Current Reports on Form 8-K:

     During the fiscal quarter ended September 30, 1996, one Current Report on Form 8-K dated July 23, 1996 was filed on August 7, 1996. The Current Report contained information under Item 2 relating to the sale of the Clearing
Operation as discussed in "Business" and pursuant to Item 7 filed exhibits relating to such sale.

     (c) Exhibits.

Exhibit 2.1 Plan of Reorganization and Exchange Agreement dated April 26, 1995 with Exhibits A, B, C, F and I (incorporated by reference to Exhibit 2.1 to Registrant's Current Report on Form 8-K dated May 9, 1995).

Exhibit 2.2 Sale and Purchase Agreement dated April 27, 1995, with Exhibits A and J (incorporated by reference to Exhibit 2.2 to Registrant's Current Report on Form 8-K dated May 9, 1995).

Exhibit 2.3       Option  Agreement  dated  April  27, 1995, with Exhibits A, B,
                  and  D   (incorporated   by   reference   to  Exhibit  2.3  to
                  Registrant's Current Report on Form 8-K dated May 9, 1995).


Exhibit 3.0 Articles of Incorporation of Registrant (incorporated by reference to Exhibit 3.0 to Registrant's Annual Report on Form 10-K for the year ended September 30, 1995.

Exhibit 3.0(i) Articles of Amendment to the Registrant's Articles of Incorporation dated April 28, 1995 (incorporated by reference to Exhibit 3.0(i) to Registrant's Current Report on Form 8-K dated May 9, 1995).

Exhibit  3.0(ii)  Articles  of  Amendment  to  the   Registrant's   Articles  of
                  Incorporation as filed with the Colorado Secretary of State on June 27, 1995.

Exhibit 3.2       Restated Bylaws of Registrant adopted February 14, 1996.

Exhibit 9.1 Voting Trust Agreement between Robert A. Fitzner, Jr. and Dorothy K. Englebrecht dated June 2, 1995 (incorporated by reference to Exhibit 9.1 to Registrant's Annual Report on Form 10-K for the year ended September 30, 1995).

Exhibit 9.2       Voting  Trust  Agreement  between  Robert A. Fitzner,  Jr. and
                  Steven M. Fishbein dated June 2, 1995 (incorporated by reference to Exhibit 9.2 to Registrant's Annual Report on Form 10-K for the year ended September 30, 1995).

Exhibit 9.3 Voting Trust Agreement between Robert A. Fitzner, Jr. and Peter K. O'Leary dated June 2, 1995 (incorporated by reference to Exhibit 9.3 to Registrant's Annual Report on Form 10-K for the year ended September 30, 1995).

Exhibit 9.4 Voting Trust Agreement between Robert A. Fitzner, Jr. and Arlene M. Wilson dated June 2, 1995 (incorporated by reference to Exhibit 9.4 to Registrant's Annual Report on Form 10-K for the year ended September 30, 1995).


Exhibit 10.1 Amended and Restated 1988 Incentive and NonStatutory Stock Option Plan as amended September 10, 1996.

Exhibit 10.2      Employee  Stock  Ownership Plan  (incorporated by reference to
                  Exhibit 10.2 to Registrant's Annual Report on Form 10-K for the year ended September 30, 1995.)

Exhibit 10.3      401(k)  Plan   and   Amendment  I  thereto   (incorporated  by
                  reference to Exhibit 10.3 to Registrant's Annual Report on Form 10-K for the year ended September 30, 1995.)

Exhibit 10.4 Employment Agreement between Dennis W. Olson and the Registrant dated January 1, 1995 (incorporated by reference to
                  Exhibit 10.4 to Registrant's Annual Report on Form 10-K for the year ended September 30, 1995.)

Exhibit 10.5 Employees/Officers/Directors Form of Non-Competition Agreement; Covenant Not to Compete and Confidentiality
                  Agreement. (incorporated by reference to Exhibit 2.2 to Registrant's Current Report on Form 8-K dated May 9, 1995.)

Exhibit 10.6 Amended and Restated 1996 Incentive and Nonstatutory Stock Option Plan, as amended September 10, 1996.

Exhibit 10.7      September 1996 Incentive and Nonstatutory Stock Option Plan.

Exhibit 21        Subsidiaries of the Registrant.

Exhibit 27        Financial Data Schedule

                          Independent Auditors' Report




The Board of Directors and Stockholders
Fronteer Financial Holdings, Ltd.:


We have audited the accompanying consolidated balance sheets of Fronteer Financial Holdings, Ltd., (formerly Fronteer Directory Company, Inc.) and subsidiaries as of September 30, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year ended September 30, 1996, the nine months ended September 30, 1995, and the year ended December 31, 1994. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Fronteer Financial Holdings, Ltd., and subsidiaries as of September 30, 1996 and 1995, and the results of their operations and their cash flows for the year ended September 30, 1996, the nine months ended September 30, 1995, and the year ended December 31, 1994, in conformity with generally accepted accounting principles.



                                                   /s/ KPMG Peat Marwick LLP

                                                   KPMG Peat Marwick LLP


Denver, Colorado
December 20, 1996

                         PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements.

               FRONTEER FINANCIAL HOLDINGS, LTD. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                    September 30,   September 30,
                                                                        1996            1995
                                                                    -------------   -------------
          ASSETS

CURRENT ASSETS:
  Cash and cash equivalents .....................................   $ 2,070,320     2,148,675

  Broker/dealer customer receivables ............................          --       5,004,686

  Receivables from brokers or dealers and clearing organizations:
      Affiliate .................................................     1,444,091          --

      Other .....................................................       166,347       340,995

  Trade receivables, net of allowance for doubtful accounts of
    $59,209 and $65,628 as of September 30, 1996 and 1995,
     respectively ...............................................     3,330,194     3,323,071

  Receivable from affiliate .....................................     1,048,075          --

  Other receivables .............................................       177,120       237,489

  Securities owned, at market value .............................     1,882,049     1,374,725

  Current portion of long-term notes receivable .................       389,843       731,766

  Deferred directory costs ......................................       431,436       438,412

  Deferred income taxes .........................................       196,846       368,374

  Other assets ..................................................       450,830       412,967
                                                                    -----------   -----------
       Total current assets .....................................    11,587,151    14,381,160

PROPERTY, FURNITURE AND EQUIPMENT, net
    of accumulated depreciation .................................     2,270,311     1,698,488

DIRECTORY PUBLISHING RIGHTS AND OTHER

   Net of accumulated amortization of $693,090 and $161, 886
   as of September  30, 1996 and 1995, respectively .............     4,271,789     4,530,883

OTHER LONG TERM ASSETS ..........................................        55,428       109,091
                                                                    -----------   -----------
       Total assets .............................................   $18,184,679    20,719,622
                                                                    ===========   ===========
         (Continued)



               FRONTEER FINANCIAL HOLDINGS, LTD. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS, CONTINUED
                                                                    September 30,   September 30,
                                                                        1996            1995
                                                                    -------------   -------------

        LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:

  Accounts payable, accrued expenses,
    and other liabilities .......................................   $ 3,405,723     2,958,180

  Broker/dealer customer payables ...............................          --       2,181,284

  Payables to brokers or dealers and
   clearing organizations .......................................          --       1,999,687

  Deposits from clearing correspondent
    brokers or dealers, net .....................................          --         483,319

  Current portion of long-term debt .............................     1,435,208       939,706

  Notes payable to related parties ..............................       367,900       548,900

  Deferred revenue ..............................................       623,058       639,184

  Income taxes payable ..........................................        96,284       207,643

  Other current liabilities .....................................       668,107       292,899
                                                                    -----------   -----------
       Total current liabilities ................................     6,596,280    10,250,802

LONG-TERM DEBT, NET OF CURRENT PORTION ..........................     2,575,967     1,974,226

DEFERRED RENT CONCESSIONS .......................................     1,768,827     1,794,631

DEFERRED INCOME TAXES ...........................................       914,062     1,085,590
                                                                    -----------   -----------
       Total liabilities ......................................      11,855,136    15,105,249
                                                                   ------------   -----------
MINORITY INTEREST IN SUBSIDIARY ...............................        243,997        172,783
                                                                  ------------    -----------

STOCKHOLDERS' EQUITY:

   Series A voting cumulative preferred stock,
      authorized 25,000,000 shares, $0.10 par value,
      87,500 shares issued and outstanding at
      September 30, 1995, redeemed in 1996 ....................          --           875,000

         (Continued)



               FRONTEER FINANCIAL HOLDINGS, LTD. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS, CONTINUED
                                                                    September 30,   September 30,
                                                                        1996            1995
                                                                    -------------   -------------

Common stock; authorized 100,000,000 shares,
   $0.01 par value; 16,141,944 and 12,470,977 shares issued and
   outstanding at September 30, 1996 and 1995, respectively ...        177,871         125,581

Class B common stock, authorized 10,000,000 shares,
$0.02 par value; no shares issued .............................           --              --

Additional paid-in capital ....................................     11,515,751       6,431,343

Accumulated deficit ...........................................     (3,977,842)     (1,560,100)

Unearned ESOP shares ..........................................       (350,000)       (350,000)

Treasury stock, 1,645,162 and 87,084 shares at cost, as of
   September 30, 1996 and 1995, respectively ..................     (1,280,234)        (80,234)
                                                                  ------------    ------------
          Total stockholders' equity ..........................      6,085,546       5,441,590
                                                                  ------------    ------------
COMMITMENTS AND CONTINGENCIES

          (Notes 2, 9, 11, and 13)

  Total liabilities and stockholders' equity ..................   $ 18,184,679      20,719,622
                                                                  ============    ============

See accompanying notes to consolidated financial statements.


               FRONTEER FINANCIAL HOLDINGS, LTD. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                    Year Ended          Nine Months Ended    Year Ended
                                                    September 30, 1996  September 30, 1995   December 31, 1994
                                                    ------------------  -------------------  -----------------

REVENUE:
Directory ..........................................   $  6,888,245          3,625,038               --
Brokerage commissions ..............................     10,825,987          7,051,366          5,792,268
Investment banking .................................      2,275,217          1,340,573          3,032,968
Trading profits, net ...............................        453,144            830,551            696,814
Other broker/dealer ................................        791,001            506,733          3,191,406
Computer hardware and software operations ..........      6,538,540          3,236,156          3,515,230
Telemarketing ......................................        317,082            149,780               --
Other ..............................................        697,689            429,557             30,214
                                                       ------------       ------------       ------------
                                                         28,786,905         17,169,754         16,258,900
                                                       ------------       ------------       ------------
COST OF SALES AND OPERATING EXPENSES:
Directory cost of sales ............................      4,987,337          3,454,454               --
Broker/dealer commissions ..........................      8,171,445          5,049,208          4,263,665
Computer cost of sales .............................      5,381,097          2,930,197          2,940,511
Telemarketing cost of sales ........................        607,987            200,543               --
General and administrative .........................     12,118,998          6,958,217          9,628,592
Depreciation and amortization ......................      1,220,142            564,411            395,572
                                                       ------------       ------------       ------------
                                                         32,487,006         19,157,030         17,228,340
                                                       ------------       ------------       ------------
Operating loss .....................................     (3,700,101)        (1,987,276)          (969,440)
                                                       ------------       ------------       ------------
OTHER INCOME (EXPENSE):
Gain on sale of Clearing Operation, net ............      1,332,974               --                 --
Interest income ....................................        659,997            496,316          1,082,576
Interest expense ...................................       (488,796)          (395,777)          (567,901)
Equity in loss of affiliate ........................        (19,330)              --                 --
                                                       ------------       ------------       ------------
                                                          1,484,845            100,539            514,675
                                                       ------------       ------------       ------------
Loss before minority interest and income taxes .....     (2,215,256)        (1,886,737)          (454,765)
                                                       ------------       ------------       ------------
Minority interest in loss (earnings) ...............        (87,626)            (5,136)           101,339
                                                       ------------       ------------       ------------
Loss before income taxes ...........................     (2,302,882)        (1,891,873)          (353,426)
Income tax expense .................................        (55,799)              --                 --
                                                       ------------       ------------       ------------
(Continued)

               FRONTEER FINANCIAL HOLDINGS, LTD. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS, CONTINUED

                                                    Year Ended          Nine Months Ended    Year Ended
                                                    September 30, 1996  September 30, 1995   December 31, 1994
                                                    ------------------  -------------------  -----------------


Net loss ...........................................   $ (2,358,681)        (1,891,873)          (353,426)
                                                                                             ============
Preferred stock dividends ..........................        (59,061)           (32,812)              *
                                                       ------------       ------------
Net loss applicable to common shareholders .........   $ (2,417,742)        (1,924,685)              *
                                                       ============       ============
Weighted average number of common shares outstanding     13,858,963          9,408,431               *

Loss per common share ..............................        $(.17 )               (.20)              *
                                                      ============        ============


*Due to the limited number of shares outstanding during 1994, presentation of loss per share is not meaningful.

See accompanying notes to consolidated financial statements.

               FRONTEER FINANCIAL HOLDINGS, LTD, AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                              Additional      Accumulated
                                                Preferred        Common       Paid-in          Earnings
                                                Stock*           Stock        Capital          (Deficit)
                                                ---------        ------       ----------     ------------
Balances at January 1, 1994 ..............   $   823,750             1             99           770,511
Series A preferred stock dividend ........          --             --             --            (52,500)
Net loss .................................          --             --             --           (353,426)
                                               ---------      --------      ---------         ---------
Balances at December 31, 1994 ............       823,750             1             99           364,585

Cancellation of RAFCO preferred
   and common stock ......................      (823,750)           (1)           (99)            --
Shares issued in business combination ....       875,000       125,581      6,431,343             --
Series A preferred stock dividend ........          --             --             --            (32,812)
Net loss .................................          --             --             --         (1,891,873)
                                               ---------      --------      ---------         ---------
Balances at September 30, 1995 ...........       875,000       125,581      6,431,343        (1,560,100)

Series A preferred stock dividend ........          --             --             --            (59,061)
Purchase of subsidiary shares ............          --             --             (548)           --
Purchase and retirement of
    preferred stock ......................      (875,000)          --             --              --
Proceeds from shares issued through
    private placement, net of issuance
    costs of $614,704 ....................          --          52,290      5,084,956             --
Purchase of common stock .................          --             --             --              --
Net loss .................................          --             --             --         (2,358,681)
                                               ---------      --------     ---------         ----------
Balances at September 30, 1996 ...........   $      --         177,871     11,515,751          (350,000)
                                               =========      ========     ==========        ==========
                                              Unearned         Treasury
                                              ESOP Stock       Stock       Total
                                              ----------       --------    -----

Balances at January 1, 1994 ..............         --             --      $ 1,594,361
Series A preferred stock dividend ........         --             --          (52,500)
Net loss .................................         --             --         (353,426)
                                             ----------      ---------     ----------
Balances at December 31, 1994 ............         --             --        1,188,435

Cancellation of RAFCO preferred
   and common stock ......................         --             --         (823,850)
Shares issued in business combination ....     (350,000)       (80,234)     7,001,690
Series A preferred stock dividend ........         --             --          (32,812)
Net loss .................................         --             --       (1,891,873)
                                             ----------      ---------     ----------
Balances at September 30, 1995 ...........     (350,000)       (80,234)     5,441,590

Series A preferred stock dividend ........         --             --          (59,061)
Purchase of subsidiary shares ............         --             --             (548)
Purchase and retirement of
   preferred stock .......................         --             --         (875,000)
Proceeds from shares issued through
    private placement, net of issuance
    costs of $614,704 ....................         --             --         5,137,246
Purchase of common stock .................         --       (1,200,000)     (1,200,000)
Net loss .................................         --             --        (2,358,681)
                                             ----------     ----------     -----------
Balances at September 30, 1996 ...........     (350,000)    (1,280,234)    $ 6,085,546
                                             ==========     ==========     ===========

*Includes both outstanding preferred shares issued in connection with the RAFCO, Ltd. business combination discussed in note 1 and the previously issued RAFCO, Ltd. preferred shares canceled in connection with the transaction.

See accompanying notes to consolidated
financial statements.
                                      F-7

               FRONTEER FINANCIAL HOLDINGS, LTD, AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

CASH FLOWS FROM OPERATING ACTIVITIES:                                     Year Ended           Nine Months Ended   Year Ended
                                                                          September 30, 1996   September 30, 1995  December 31, 1994
                                                                          ------------------   ------------------  -----------------
Net loss ...............................................................        $(2,358,681)         (1,891,873)           (353,426)

Adjustments to reconcile net loss to net cash used by operating activities:

Gain on sale of Clearing Operation .....................................         (1,332,974)               --                  --

Depreciation ...........................................................            703,052             402,525             395,572

Amortization of directory costs ........................................            517,090             161,886                --

Amortization of deferred rent ..........................................            (25,804)              6,113             112,730

Amortization of prepaid compensation ...................................            226,736                --                  --

Provision for bad debts ................................................               --               598,132               3,550

Loss (gain) on sale of assets ..........................................             30,225             (49,965)               --

Equity in loss of affiliate ............................................             19,330                --                  --

Minority interest in earnings (loss) ...................................             87,626               5,136            (101,339)

Other ..................................................................              5,566                --                  --

Changes in operating assets and liabilities, net of effects from sale of clearing operation:

   Decrease (increase) in broker/dealer
   customer receivables, net ...........................................         (5,039,631)          8,684,925          (1,914,718)

   Decrease (increase) in receivables from brokers
    or dealers and clearing organizations ..............................         (1,658,420)            405,265           1,006,131

   Decrease (increase) in trade receivables ............................             20,167             635,732             (31,074)

   Decrease  in other receivables ......................................             30,369             358,369             205,345

   Decrease (increase) in securities owned, net of
   securities sold but not  yet purchased ..............................           (507,324)             31,489            (430,305)

   Decrease in deferred directory costs ................................              6,976             191,850                --

   Increase in other assets ............................................           (267,679)           (112,938)           (624,434)

   Increase (decrease) in accounts payable, accrued
   expenses, and other liabilities .....................................            469,806             207,323            (328,432)

   Decrease in broker/dealer customer payables .........................           (284,451)           (586,477)         (2,671,095)

   Increase (decrease) in payables to brokers or dealers
   and clearing organizations ..........................................          7,590,197          (9,698,374)          7,206,342

   Decrease in deposits from clearing correspondent
   brokers or dealers ..................................................               --              (584,019)         (3,829,190)

   Increase (decrease) in deferred revenue .............................            (16,126)            315,620                --

   Decrease in income taxes payable ....................................           (111,359)            (85,060)               --

   Increase (decrease) in other current liabilities ....................            375,208             (27,110)              1,598
                                                                                -----------         -----------         -----------

Net cash used by operating activities ..................................         (1,520,101)         (1,031,451)         (1,352,745)
                                                                                -----------         -----------         -----------
(Continued)

               FRONTEER FINANCIAL HOLDINGS, LTD, AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUTED
                                                                          Year Ended           Nine Months Ended   Year Ended
                                                                          September 30, 1996   September 30, 1995  December 31, 1994
                                                                          ------------------   ------------------  -----------------
Principal collected on notes receivable ................................        $   457,480             444,500                --

Proceeds from sale of assets ...........................................             14,498             331,991                --

  Acquisition of other assets ..........................................           (200,000)               --                  --

  Issuance of notes receivable .........................................            (51,218)           (792,425)               --

  Purchase of property, furniture and equipment ........................         (1,409,092)           (278,977)           (387,105)

  Cash received from sale of directories and other assets ..............               --             1,619,622                --

  Proceeds from sale of Clearing Operation,
  net of cash sold of $1,824,118 .......................................            312,133                --                  --

  Other investing activities ...........................................             (7,797)             17,741                --
                                                                                -----------         -----------         -----------
  Net cash provided (used) by investing activities .....................           (883,996)          1,342,452            (387,105)
                                                                                -----------         -----------         -----------
CASH FLOWS FROM FINANCING ACTIVITIES:

  Net proceeds (payments) on short-term borrowings .....................            725,000            (675,000)               --

  Borrowings on long-term notes payable ................................            743,055             529,800             243,542

  Net (payments) borrowings from related parties .......................           (181,000)            483,000                --

  Principal payments on long-term borrowings ...........................         (1,947,538)           (564,853)           (156,103)

  Net proceeds from issuance of common stock ...........................          5,137,246                --                  --

  Dividends on preferred stock .........................................            (59,061)            (32,812)            (52,500)

  Purchase of preferred stock ..........................................           (875,000)               --                  --

  Purchase of common stock .............................................         (1,200,000)               --                  --

  Other financing activities ...........................................            (16,960)           (179,115)               --
                                                                                                                        -----------
  Net cash provided (used) by financing activities .....................          2,325,742            (438,980)             34,939
                                                                                -----------         -----------         -----------
NET DECREASE IN CASH AND CASH EQUIVALENTS ..............................            (78,355)           (127,979)         (1,704,911)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD .........................          2,148,675           2,276,654           3,981,565
                                                                                -----------         -----------         -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD ...............................        $ 2,070,320           2,148,675           2,276,654
                                                                                ===========         ===========         ===========

(Continued)

               FRONTEER FINANCIAL HOLDINGS, LTD, AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUTED

SUPPLEMENTAL DISCLOSURES RELATED TO STATEMENTS OF CASH FLOWS


    Supplemental disclosures of cash flow information:


                                                                          Year Ended           Nine Months Ended   Year Ended
                                                                          September 30, 1996   September 30, 1995  December 31, 1994
                                                                          ------------------   ------------------  -----------------
Cash payments for:
Interest ................................................                 $479,364                 $398,161           $574,827
                                                                          ========                 ========           ========

         Income Taxes ...................................                 $177,079                 $135,060                --
                                                                          ========                 ========           ========

See Note 1A, for information on non-cash investing and financing activities for the nine months ended September 30, 1995.

See accompanying notes to consolidated financial statements.

               FRONTEER FINANCIAL HOLDINGS, LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 1996 AND 1995


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The consolidated financial statements include the accounts of Fronteer Financial Holdings, Ltd. (Fronteer or the Company, formerly Fronteer
     Directory Company, Inc.) and its wholly-owned subsidiaries Fronteer Personnel Services, Inc. (FPS), Fronteer Marketing Group, Inc. (FMG), and RAF Financial Corporation (RAF). They also include a majority-owned subsidiary, Secutron Corporation (Secutron). All significant intercompany accounts and transactions have been eliminated in the preparation of the consolidated financial statements.

     Fronteer is engaged in the publishing and distribution of telephone directories, while FPS is engaged in employee leasing, and FMG is engaged in the telemarketing business. RAF operates as a registered securities broker/dealer. Secutron is engaged in industry specific software development and provides consulting services.

A. ORGANIZATION, BUSINESS COMBINATION, AND PRINCIPLES OF CONSOLIDATION - On April 26, 1995, Fronteer entered into a Plan of Reorganization and Exchange Agreement (the Agreement) with RAFCO, Ltd. (RAFCO). Under the Agreement, Fronteer acquired all of the assets of RAFCO in exchange for the assumption by Fronteer of the liabilities of RAFCO and the issuance by Fronteer to RAFCO of 7,223,871 shares of $.01 par value common stock and 87,500 shares of $.10 par value series A voting cumulative preferred stock ($10.00 per share redemption value). RAFCO has dissolved as a corporation and has distributed Fronteer's common and preferred stock to the shareholders of RAFCO. As a result of the transaction, the former shareholders of RAFCO acquired a 55% interest in Fronteer. Accordingly, the transaction has been accounted for as a "reverse acquisition" of Fronteer by RAFCO using the purchase method of accounting and Fronteer's assets and liabilities have been adjusted to their market value as of the date of the business combination. The adjustment to market value resulted in an intangible asset, directory publishing rights, which was recorded at $7,109,378. This amount was reduced by $2,416,609 immediately thereafter as Fronteer sold ten of its directories to Telecom *USA Publishing Company (Telecom). No gain or loss was recognized on the sale. Fronteer's operations have been included in the accompanying consolidated financial statements beginning May 1, 1995, the effective date of the transaction. As a result of the reverse acquisition accounting, historical financial statements presented for periods prior to the business combination date include the consolidated assets, liabilities, equity, revenues, and expenses of RAFCO only.

     In connection with the business combination, the Company sold 10 of its telephone directories to Telecom in May 1995. The Company also granted an option to Telecom (the Option) whereby Telecom made a noninterest bearing and nonrecourse $500,000 loan to the Company in exchange for the Option to acquire the Company's remaining nine North Dakota telephone directories between June 1, 1997 and June 1, 1999. Based on the terms of the Option, the Company would expect to recover amounts capitalized for directory publishing rights if the Option is exercised by Telecom.

               FRONTEER FINANCIAL HOLDINGS, LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     SEPTEMBER 30, 1996 AND 1995, CONTINUED


The Company acquired all of the assets of RAFCO in exchange for the assumption by Fronteer of the liabilities of RAFCO and the issuance of common and preferred stock as of May 1, 1995 outlined as follows:


           Cash and cash equivalents ................   $    17,741

           Trade and notes receivable, net ..........     3,711,148

           Other assets .............................     1,153,784

           Property, furniture, and equipment, net of
           accumulated depreciation .................       679,373

           Directory publishing rights ..............     7,109,378

           Accounts payable, accrued expenses, and
           other liabilities ........................    (1,153,875)

           Other current liabilities ................    (1,181,758)

           Notes payable ............................    (1,664,462)

           Deferred income taxes ....................    (2,493,489)

           Cancel RAFCO common and preferred stock ..       823,850

           Issuance of common and preferred stock ...    (7,001,690)
                                                        -----------
                                                       $     --
                                                        ===========
B. CASH EQUIVALENTS - For purposes of reporting cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash on deposit in unsecured accounts and restricted cash relating to an arbitration matter was $1,791,608 and $102,754, respectively, as of September 30, 1996.

C. ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS - Fronteer grants credit to customers throughout the directory market, primarily in North Dakota. Although Fronteer has a diversified customer base, a substantial portion of its debtors' ability to honor their contracts is dependent upon the economic conditions in North Dakota.

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

               FRONTEER FINANCIAL HOLDINGS, LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     SEPTEMBER 30, 1996 AND 1995, CONTINUED


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

     In October 1994, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 119, Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments, which prescribes disclosure requirements for transactions in certain derivative financial instruments including futures, forward, swap, and option contracts, and other financial instruments with similar characteristics. Although RAF is authorized to enter into such transactions in the ordinary course of business, and may do so in the future, no such transactions have been consummated.

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

     Costs incurred in researching, designing, and planning for the development of new software are included in computer hardware and software operations in the accompanying consolidated financial statements. All amounts are charged to operations as incurred until such time as the costs meet the criteria for capitalization. Such costs have not been significant.

F. PROPERTY, FURNITURE AND EQUIPMENT - Property, furniture and equipment are stated at cost. Additions, renewals and betterments are capitalized, whereas expenditures for maintenance and repairs are charged to expense. The cost and related accumulated depreciation of assets retired or sold are removed from the appropriate asset and depreciation accounts, and the resulting gain or loss is reflected in income.

     It is the policy of the Company to provide depreciation using the accelerated and straight-line methods based on the estimated useful lives of the assets as follows:

                                                   Estimated
                              Description          Useful Life
                              -----------          ----------

                       Real Property ............   40 years

                       Furniture & Vehicles .....   3-5 years

                       Equipment ................   5-10 years

               FRONTEER FINANCIAL HOLDINGS, LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     SEPTEMBER 30, 1996 AND 1995, CONTINUED

G. DIRECTORY PUBLISHING RIGHTS AND AMORTIZATION - Directory publishing rights are amortized over ten years using the straight-line method. The Company periodically evaluates amounts capitalized for directory publishing rights for recoverability based on expected future cash flows. Based on the expected future cash flows of the Company's directories as of September 30, 1996, the Company believes that amounts capitalized for directory publishing rights are recoverable.

H. INCOME TAXES - Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

I. LOSS PER COMMON SHARE - Loss per common share has been calculated based upon the net loss available to common shareholders divided by the weighted average number of common shares outstanding during the period. Common stock equivalents, including outstanding options and warrants, are considered in determining the weighted average number of common shares outstanding during the period unless antidilutive.

J. ESTIMATES - The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

K. FAIR VALUE OF FINANCIAL INSTRUMENTS - Statement of Financial Accounting Standards No. 107, Disclosure about Fair Value of Financial Instruments, requires all entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized in the consolidated balance sheets. The carrying amounts as of September 30, 1996 and 1995 for financial instruments approximate their fair values due to the short maturity of these instruments or because the related interest rates approximate current market rates.

L. FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK - As a securities broker/dealer, RAF is engaged in various securities trading and brokerage activities. A portion of RAF's transactions are collateralized and are executed with and on behalf of institutional investors including other broker/dealers. The RAF exposure to credit risk associated with the nonperformance of these customers in fulfilling their contractual obligations pursuant to securities transactions can be directly impacted by volatile trading markets which may impair the customers' ability to satisfy their obligations to RAF. RAF's principal activities are also subject to the risk of counterparty nonperformance.

M. RECLASSIFICATIONS - Certain reclassifications have been made to prior year's consolidated financial statements to conform to current year's presentation.

N. RECENTLY ISSUED FINANCIAL ACCOUNTING STANDARDS - Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets To Be Disposed Of (SFAS 121) was issued in March, 1995, by the Financial Accounting Standards Board. It requires that long lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. SFAS 121 is required to be adopted for fiscal years beginning after December 15, 1995. Adoption of this statement by the Company is not expected to have a significant effect on the Company's consolidated financial statements.

               FRONTEER FINANCIAL HOLDINGS, LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     SEPTEMBER 30, 1996 AND 1995, CONTINUED


     Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS 123), was issued by the Financial Accounting Standards Board in October, 1995. SFAS 123 establishes financial accounting and reporting standards for stock based employee compensation plans as well as transactions in which an entity issues its equity instruments to acquire goods or services from nonemployees. This statement defines a fair value based method of accounting for employee stock options or similar equity instruments, and encourages all entities to adopt this method of accounting for all of their employee stock compensation plans. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees. Entities electing to remain with the accounting in Opinion 25 must make proforma disclosures of net income and, if presented, earnings per share, as if the fair value based method of accounting defined by SFAS 123 had been applied. SFAS 123 is applicable to fiscal years beginning after December 15, 1995. The Company currently accounts for its equity instruments using the accounting prescribed by Opinion 25. The Company does not currently expect to adopt the accounting prescribed by SFAS 123; however, the Company will include the disclosures required by SFAS 123 in future consolidated financial statements.

NOTE 2 - SALE OF CLEARING OPERATION

On July 23, 1996, the Company sold its securities brokerage clearing division (Clearing Operation) to MultiSource Services, Inc. (MSI), a new broker/dealer, for a purchase price of $3,000,000, including a $1,500,000 contingency in the form of a forgivable loan, plus the net assets of the Clearing Operation. In addition, the Company received 20% of the outstanding common stock of MSI. As a result of this transaction, RAF has become a fully disclosed clearing correspondent of MSI. The loan of $1,500,000, which has been recorded as a loan payable to MSI, is forgivable based on MSI's revenues during the 28 months following the closing date. If MSI's revenues exceed $1,250,000 during the 5th through the 16th month following the closing, $750,000 of the loan will be forgiven. If MSI's revenues exceed $1,750,000 during the 17th through the 28th month following the closing, the remaining $750,000 will be forgiven. To the extent that such revenue targets are not met by MSI, the subject portion of the loan or accrued interest will not be forgiven. The loan is payable by the Company on the 30th day after the last day of the 16th and 28th months following the closing date if the revenue targets are not achieved by MSI. The loan is non-interest bearing if no principal payments are in default. Interest on any amount past due will accrue at the rate of 10% per annum.

A summary of the gain and certain cash flow information relating to the sale of the Company's Clearing Operation is as follows:

Gain on Sale of Clearing Operation:
  Sale Price .........................................   $ 3,000,000
  Net Assets of Clearing Operation at closing date ...       351,352
                                                         -----------
    Adjusted sale price ..............................     3,351,352

Less:
  Net assets of Clearing Operation at closing date ... (351,352) Transaction costs, including commissions of $125,000
    paid to certain officers of the Company ..........      (167,026)
  Loan payable to MSI ................................    (1,500,000)
                                                         -----------

    Gain on sale of Clearing Operation ...............   $ 1,332,974
                                                         ===========

               FRONTEER FINANCIAL HOLDINGS, LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     SEPTEMBER 30, 1996 AND 1995, CONTINUED

Cash flow information:
   Sale price ..........................................   $ 3,000,000
   Net assets of Clearing Operation at closing date ....       351,352
                                                           -----------
     Adjusted sale price ...............................     3,351,352

Less:
   Transaction costs, including commissions ............      (167,026)
   Receivable from MSI .................................    (1,048,075)
   Cash sold as part of net assets of Clearing Operation    (1,824,118)
                                                           -----------

     Cash proceeds from sale of Clearing Operation .....   $   312,133
                                                           ===========

The following unaudited condensed pro forma information presents unaudited results of operations of the Company as if the sale of the Clearing Operation and Plan of Reorganization and Exchange Agreement discussed in Note 1 had occurred on January 1, 1995:

                                         Year Ended        Nine Months Ended
                                     September 30, 1996    September 30, 1995
                                     ------------------    ------------------

           Revenue ..................   $ 27,901,000           20,681,000
                                        ============           ===========

           Net loss .................   ($ 1,188,000)            (612,000)
                                        ============           ===========

           Loss  per common share ...   ($       .09)                (.07)
                                        ============           ===========

The pro forma information does not necessarily represent the results that would have occurred had the sale of the Clearing Operation and Plan of Reorganization and Exchange Agreement taken place on January 1, 1995, nor are they necessarily indicative of the results of future operations.

NOTE 3 - STOCKHOLDERS' EQUITY

On February 16, 1996, the Company commenced a private placement of 6,000,000 shares of its $.01 per value Common Stock at a price of $1.00 per share, and 6,000,000 Class A redeemable common stock purchase warrants at a price of $.10 per warrant (collectively, the Private Placement). The warrants entitle the holder to purchase one share of common stock at $1.50 per share at any time until May 1, 2000. As of September 30, 1996, 5,229,045 shares of Common Stock and warrants had been issued through the Private Placement for proceeds of $5,137,246, net of issuance costs of $614,704. As of December 11, 1996, an additional 729,613 shares of Common Stock and warrants have been issued for proceeds of approximately $722,000, net of issuance costs. Consistent with the Private Placement Memorandum, the proceeds of the Private Placement were used to purchase 1,558,078 outstanding common shares for $1,200,000, purchase and retire 87,500 shares of Series A voting cumulative preferred stock for $875,000, repayment of certain debt for $1,325,000, and for working capital purposes.

               FRONTEER FINANCIAL HOLDINGS, LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     SEPTEMBER 30, 1996 AND 1995, CONTINUED

The Company has granted options pursuant to three stock option plans, the Incentive Stock Option Plan, (1988 Plan), the 1996 Incentive and Nonstatutory Option Plan (1996 Plan), and the September 1996 Incentive and Nonstatutory Option Plan (September 1996 Plan). Options were granted to certain officers and employees of the Company in accordance with the criteria of each individual plan at an exercise price of $.625 per share. 1,780,000 options are exercisable as of September 30, 1996. 360,000, 320,000, 320,000 and 270,000 options become exercisable during the years ended September 30, 1997, 1998, 1999 and 2000, respectively. As of September 30, 1996 the Company had also granted non qualified stock options to certain officers and employees at an exercise price of $95 per share. These options are exercisable and expire August 25, 1997. The following represents additional information relative to stock option activity as of September 30, 1996 and for the year then ended:

                                                                  September 1996
                             Total       1988 Plan    1996 Plan        Plan      Non Qualified
                             -----       ---------    ---------   -------------- -------------

Outstanding as of
   September 30, 1995 ..      420,000          --           --           --        420,000
   Expired .............      (80,000)         --           --           --        (80,000)
   Granted .............    3,050,000       557,000    1,250,000    1,243,000         --
                           ----------    ----------   ----------   ----------   ----------
Outstanding as of
   September 30, 1996 ..    3,390,000       557,000    1,250,000    1,243,000      340,000
                           ==========    ==========   ==========   ==========   ==========

 Expiration dates:
   August 25, 1997 .....      340,000          --           --           --        340,000
   September 9, through
   December 31, 2006 ...    1,780,000       557,000      660,000      563,000         --
   September 9, through
    December 31, 2007 ..      360,000          --        160,000      200,000         --
   September 9, through
    December 31, 2008 ..      320,000          --        160,000      160,000         --
   September 9, through
    December 31, 2009 ..      320,000          --        160,000      160,000         --
   September 9, 2010 ...      270,000          --        110,000      160,000         --
                           ----------    ----------   ----------   ----------   ----------
 Outstanding as of
   September 30, 1996 ..    3,390,000       557,000    1,250,000    1,243,000      340,000
                           ==========    ==========   ==========   ==========   ==========

The Company has 5,385,295 warrants outstanding as of September 30, 1996. Each warrant allows the holder to purchase one share of Common Stock at prices ranging from $.96 to $1.50 per share. 156,250 warrants can be exercised between June 26, 1993 and June 26, 1997. The remaining 5,279,045 warrants can be exercised through May 1, 2000. Upon completion of the Private Placement, the Company has agreed to issue 600,000 warrants to RAF, the selling agent, which allows the holder to purchase one share of Class B Common Stock at a price of $1.50 per warrant.

               FRONTEER FINANCIAL HOLDINGS, LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     SEPTEMBER 30, 1996 AND 1995, CONTINUED

NOTE 4 - SECURITIES OWNED

Securities owned by the Company consist of the following:

                                               September 30,  September 30,
                                                    1996         1995
                                               -------------  -------------

             Corporate securities ...........   $1,584,307    1,302,025

             U.S. government obligations ....       91,281       53,600

             Municipal obligations ..........      206,461       19,100
                                                ----------   ----------
                                                $1,882,049    1,374,725
                                                ==========   ==========
NOTE 5 -  NOTES RECEIVABLE

Notes receivable consist of the following:

                              Maturity     Interest   September 30,  September 30,
        Payor                   Date         Rate          1996          1995
        -----                ---------     --------   -------------  -------------
Telecom *USA Publishing
Company ...................   12/31/95         0%          --           289,846

Phone Directories
Company, Inc...............   11/01/96      10.0%      $109,091         208,265

Trepp Risk Management, Inc.   07/01/99      6.46%       123,974         113,242

Former employee, net ......   demand           0%       166,587         160,000

Other notes receivable ....   various    various         34,943          69,504
                                                       --------        --------
                                                        434,595         840,857

   Less Current Portion ..                             (389,843)       (731,766)
                                                      ---------        --------
                                                       $ 44,752         109,091
                                                      =========        ========

NOTE 6 - DEFERRED REVENUE

Sales contracts for advertising in directories not published totaled approximately $2,270,000 and $2,200,000 as of September 30, 1996 and 1995, respectively. $598,658 and $639,184 of the deferred revenue balance as of September 30, 1996 and 1995, respectively, represents advance payments received on these contracts. These amounts together with the balances of the contracts will be recognized as revenue when the directories are published.

               FRONTEER FINANCIAL HOLDINGS, LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     SEPTEMBER 30, 1996 AND 1995, CONTINUED

NOTE 7 - PROPERTY, FURNITURE AND EQUIPMENT

Property, furniture and equipment is comprised of the following:

                                             September 30,        September 30,
                                                  1996                1995
                                             -------------        -------------

             Real Property ...............   $   561,558              314,048

             Furniture and Equipment .....     3,446,511            3,458,172

             Vehicles ....................       163,888              173,443

             Leasehold improvements ......       360,602              286,572
                                              ----------           ----------
                                               4,532,559            4,232,235

             Accumulated depreciation ....    (2,262,248)          (2,533,747)
                                              ----------           ----------
                                             $ 2,270,311            1,698,488
                                              ==========           ==========

NOTE 8 - RELATED PARTY ACTIVITY

The Company has various notes payable to related parties in the amount of $367,900 and $548,900 as of September 30, 1996 and 1995, respectively. Such notes payable are unsecured, payable on demand, and bear interest at a variable rate not to exceed the interest rate on the Company's line of credit with BNC National Bank. As of September 30, 1996, the interest rate was 11.0%.

As a clearing correspondent of MSI, the Company paid MSI $162,435 in clearing fees for the year ended September 30, 1996. The Company's $1,444,091 receivable from brokers or dealers and clearing organizations -- affiliate, primarily relates to broker commissions outstanding from MSI as of September 30, 1996. The receivable from affiliate of $1,048,075 was due from MSI as of September 30, 1996, and was received in full subsequent to year end.

For the year ended September 30, 1996 Secutron recorded revenues of $684,156 for services performed for MSI and/or its majority shareholder.

In accordance with an investment banking agreement, merger and acquisition fees of $100,000 relating to the acquisition of the assets RAFCO were paid to an officer of the Company during the year ended September 30, 1996.

During the year ended September 30, 1996, nine months ended September 30, 1995, and year ended December 31, 1994, the Company paid fees for legal services of approximately $209,000, $316,000 and $116,000, respectively, to a legal firm partially owned for most of these periods by an affiliate of a stockholder of the Company that held approximately 12.4% of the outstanding Common Stock of the Company.

               FRONTEER FINANCIAL HOLDINGS, LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     SEPTEMBER 30, 1996 AND 1995, CONTINUED

NOTE 9 - LONG-TERM DEBT

Long-term debt is comprised of the following:

                                                  Maturity   Interest  September 30, September 30,
Payee                               Collateral      Date     Rate         1996           1995
------                              ----------   ---------   --------  ------------  -------------
MSI (1) ...........................        (1)           (1)     (1)  $ 1,500,000          --
BNC National Bank (2) .............        (2)     04-15-97      (2)      725,000          --
Telecom*USA Publishing Company ....        (3)     06-15-99      (3)      500,000       500,000
BNC National Bank (4) ............. ESOP Stock     04-15-97    10.5%      350,000       350,000
Guaranty Bank ..................... Real Property  03-01-01     8.25%     196,667          --
Guaranty Bank ..................... Unsecured      03-01-97     8.75%      74,013       100,000
BNC National Bank ................. Equipment      3-19-99      10.5%     476,838          --
BNC National Bank ................. Equipment      6-26-99      10.5%      35,528          --
IBM ............................... Equipment      04-01-99     11.0%      30,790          --
Kirkwood Bank & Trust ............. Vehicle        12-06-97      9.0%       8,959        14,984
Other Notes ....................... Unsecured      Various    Various     113,380        99,856
Other debt repaid (5) ............. Unsecured      Various    Various       --        1,849,092
                                                                       ----------    ----------
  Total ...........................                                     4,011,175     2,913,932
  Less current portion ............                                    (1,435,208)     (939,706)
                                                                       ----------    ----------
                                                                      $ 2,575,967     1,974,226
                                                                       ==========    ==========

               FRONTEER FINANCIAL HOLDINGS, LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     SEPTEMBER 30, 1996 AND 1995, CONTINUED

(1) The loan is payable to MSI and was issued in conjunction with the sale of the Clearing Operation as discussed in Note 2. The loan is forgivable based on MSI's revenues during the 28 months following the closing date. If MSI's revenues exceed $1,250,000 during the 5th through the 16th month following the closing, $750,000 of the loan will be forgiven. If MSI's revenues exceed $1,750,000 during the 17th through the 28th month following the closing, the remaining $750,000 will be forgiven. To the extent that such revenue targets are not met by MSI, the subject portion of the loan or accrued interest will not be forgiven. The loan is payable by the Company on the 30th day after the last day of the 16th and 28th months following the closing date if the revenue targets are not achieved by MSI. The loan is non-interest bearing if no principal payments are in default. Interest on any amount past due will accrue at the rate of 10% per annum.

(2) A line of credit agreement exists with BNC National Bank providing the Company with loans in the total amount of $1,300,000 on a revolving basis. The line of credit is due April 15, 1997 at which time all unpaid principal is due and payable. Interest on unpaid principal is payable monthly at the Wall Street Journal Prime Rate plus 2.25%.

     The BNC National Bank loan agreement includes various restrictions affecting the conduct of the Company's directory business while the agreement is in force, including limited expansion. It also requires maintenance of net income of 2.5% of sales, equity to total assets of not less than 35%, and cash flow coverage of at least 100% of all debt service, and limits the outstanding line of credit to 75% of accounts receivable less than 60 days old. The Company failed to meet the covenant requiring net income of 2.5% of sales for the year ended September 30, 1996. BNC National Bank has waived this event of default subject to agreement that proceeds from exercise of the Option Agreement be applied to the line of credit until paid in full. The outstanding balance has been classified as current in the consolidated balance sheet.

(3) This note results from an Option Agreement between the Company and Telecom*USA Publishing Company. Telecom*USA Publishing Company made a noninterest bearing and nonrecourse loan to the Company as consideration for the Option Agreement. Telecom*USA Publishing Company has the right to purchase nine North Dakota directories between June 1, 1997 and June 1, 1999. The amount of the loan will be applied against the sales price of the directories. If the option is not exercised, the full amount of the loan will be forgiven on June 1, 1999.

(4) The Company has guaranteed its ESOP's note payable, which is secured by the shares of the Company's Common Stock owned by the ESOP.

(5) This debt was repaid during 1996. It primarily consisted of $1,325,000 in 10% Senior Subordinated promissory notes which were repaid through the proceeds of the Private Placement discussed in Note 3.

Minimum principal payments required on long-term debt during the next five years are as follows:

                     1997             $1,435,208
                     1998             $  963,236
                     1999             $1,536,064
                     2000             $   40,000
                     2001             $   36,667

The $1,500,000 loan payable to MSI has been included in the 1998 and 1999 scheduled minimum principal payments, although management believes that the loan will be forgiven as MSI revenue targets are met.

NOTE 10 - INCOME TAXES

Income tax expense for the year ended September 30, 1996, consisted of the following:

                     Current          $70,799

                     Deferred         (15,000)
                                     --------
                                      $55,799
                                     ========

               FRONTEER FINANCIAL HOLDINGS, LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     SEPTEMBER 30, 1996 AND 1995, CONTINUED

Income tax expense for the year ended September 30, 1996 differs from the amount computed by applying the U.S. Federal statutory tax rate of 34% to loss before income taxes as a result of the following:

     Computed  "expected"  income tax benefit ...............   $(782,980)
       Increase  in income  taxes resulting from:
          Nondeductible entertainment expenses ..............      19,998
          State taxes, net of Federal benefit ...............      11,000
          Unconsolidated subsidiaries for tax purposes ......      55,799
          Change in valuation allowance for deferred tax
              assets ........................................     751,982
                                                                ---------
          Income tax expense ................................   $  55,799
                                                                =========

The components of deferred tax benefit for the year ended September 30, 1996 include an increase in the valuation allowance of $928,301 and an adjustment to deferred taxes allocated at the date of the business combination of $176,319.

Income tax expense for the nine months ended September 30, 1995 and the year ended December 31, 1994 differ from the amounts computed by applying the U.S. Federal income tax rate of 34% primarily due to the effects of unconsolidated subsidiaries for tax purposes, nondeductible entertainment expenses and state income taxes.

Temporary differences between financial statement carrying amounts and the tax bases of assets and liabilities that result in significant deferred tax assets and liabilities are as follows:

                                                          September    September
                                                          30, 1996     30, 1995
                                                          ---------    ---------
Deferred tax assets:

   Deferred rent concessions ........................  $   682,000      685,000

   Forgivable loan ..................................      570,000         --

   Deferred revenue on directory sales ..............      237,000      243,000

   Accrued expenses .................................      255,000      137,000

   Allowance for doubtful accounts ..................       26,000       60,000

   Investments in subsidiaries and affiliates .......      100,000       66,000

   Contribution and operating loss carryforwards ....      187,000      122,693
                                                        ----------   ----------
   Gross deferred tax assets ........................    2,057,000    1,313,693

   Valuation allowance ..............................   (1,086,216)    (157,915)
                                                       -----------   ----------
Deferred tax assets after valuation allowance .......      970,784    1,155,778

Deferred tax liabilities:

   Directory acquisition costs ......................   (1,623,000)  (1,722,000)

   Property and equipment ...........................      (65,000)     (80,000)

   Installment sales on directories .................         --        (61,000)

   Deferred directory costs and other ...............         --         (9,994)
                                                       -----------   ----------
   Gross deferred tax liabilities ...................   (1,688,000)  (1,872,994)
                                                       -----------   ----------
   Net deferred tax liability .......................  ($  717,216)    (717,216)
                                                       ===========   ==========

               FRONTEER FINANCIAL HOLDINGS, LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     SEPTEMBER 30, 1996 AND 1995, CONTINUED

The net deferred tax liability is presented in the accompanying consolidated balance sheets as follows:

                                                 September 30,  September 30,
                                                     1996          1995
                                                 ------------   ------------

     Net current deferred tax asset ..........   $  196,846       368,374

     Net long-term deferred tax liability ....     (914,062)   (1,085,590)

     Net deferred tax liability ..............    ($717,216)     (717,216)
                                                 ==========    ==========

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that the deferred tax asset will be realized. The ultimate realization of the deferred tax asset is dependent on the generation of future taxable income in the period in which the temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on these considerations, management believes it is more likely than not that the Company will realize the benefits of these deductible differences, net of the existing valuation allowance as of September 30, 1996.

Net operating losses of approximately $340,000 and contribution carryforwards of approximately $152,000 expire in 2010 and through 2001, respectively.

NOTE 11 - COMMITMENTS AND CONTINGENCIES

Fronteer and RAF lease office space under long-term noncancelable operating leases. The leases for office space provide for annual escalations for utilities, taxes, and service costs, as well as escalating rental rates over the term of the leases. Minimum future rental payments required by such leases are as follows:

                      1997              $1,033,384
                      1998              $1,077,857
                      1999              $1,090,087
                      2000              $1,079,836
                      2001              $1,053,306
                   Thereafter           $5,059,500

Under the terms of the sale of the Clearing Operation, MSI pays RAF, in accordance with a sub-lease agreement, monthly rental fees of $10,000 to $12,000 through July 1999 for its occupied space. This amount has been offset against minimum future rental payments.

Rental expense included in the consolidated statements of operations was $1,178,024 for the year ended September 30, 1996, $917,963 for the nine months ended September 30, 1995, and $1,018,131 for the year ended December 31, 1994, respectively.

               FRONTEER FINANCIAL HOLDINGS, LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     SEPTEMBER 30, 1996 AND 1995, CONTINUED

The Company has guaranteed a promissory note of the Fronteer Directory Company, Inc. Employee Stock Ownership Plan. The unpaid balance on this note was $350,000 as of September 30, 1996 and 1995 and has been included in the accompanying consolidated balance sheets.

The Company has an agreement with a former employee for consulting services for which the Company pays $10,000 per month through 2010.

The Company has an employment agreement with one of its officers that upon expiration of the agreement on January 1, 1998, the Company is required at the officer's option, to purchase from him up to 500,000 shares of the Company's Common Stock at $1.00 per share.

The Company is a defendant in certain arbitration and litigation matters arising from its activities as a broker/dealer. In the opinion of management and in-house counsel, these matters have been adequately provided for in the accompanying consolidated financial statements, and the ultimate resolution of the arbitration and litigation will not have a significant adverse effect on the consolidated results of operations or the consolidated financial position of the Company.

NOTE 12 - EMPLOYEE STOCK OWNERSHIP AND EMPLOYEE BENEFIT PLANS

The Company has adopted an employee stock ownership plan (ESOP) for its employees. Contributions to the plan are at the discretion of the Company. All employees as of October 1, 1989 are eligible to participate in the plan, and new employees after that date become eligible on April 1 or October 1 which follows the completion of one year of employment. The plan provides that more than half of the assets in the plan must consist of the Company's common stock. The plan has debt of $350,000 which has been used to purchase the Company's common stock. Such debt is guaranteed by the Company and accordingly has been recorded in the accompanying consolidated financial statements. During the year ended September 30, 1996, nine months ended September 30, 1995, and year ended December 31, 1994, the Company contributed $10,500, $10,000 and $44,680, respectively, to the plan. The ESOP owned 517,900 shares of the Company's Common Stock as of September 30, 1996.

The Company has three retirement saving plans covering all employees who are over 21 years of age and have completed one year of eligibility service. The plans meet the qualifications of Section 401(k) of the Internal Revenue Code. Under the plans, eligible employees can contribute through payroll deductions up to 15% of their base compensation. The Company makes a discretionary matching contribution equal to a percentage of the employee's contribution. The Company contributed $67,079, $44,934 and $66,031 for the year ended September 30, 1996, the nine months ended September 30, 1995, and year ended December 31, 1994, respectively. One of the Company's savings plans owns 283,700 shares of the Company's Common Stock as of September 30, 1996.

The Company does not provide any post employment benefits to retired or terminated employees.

NOTE 13 - MINIMUM NET CAPITAL REQUIREMENTS

RAF, as a registered securities broker/dealer, is subject to the Securities and Exchange Commission Uniform Net Capital Rule (Rule 15c3-1) (the Rule). RAF has elected to operate pursuant to the alternative standard provided by the Rule.

Under the alternative standard, RAF is required to maintain "net capital" of not less than $250,000. As of September 30, 1996, RAF had "net capital" of $3,879,617.

               FRONTEER FINANCIAL HOLDINGS, LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     SEPTEMBER 30, 1996 AND 1995, CONTINUED

NOTE 14 - OFFICER LIFE INSURANCE

As of September 30, 1996, the Company is the owner-beneficiary of term life insurance policies on the lives of two officers:

                      Name                   Face Amount of
                      ----                       Policy
                                             --------------

                      Dennis Olson .........   $1,000,000

                      Robert A. Fitzner ....   $2,500,000

NOTE 15 - SEGMENT REPORTING

Information regarding business segments is summarized below. Operations for the Directory Division, including FPS and FMG, are included from May 1, 1995, the effective date of the business combination. Operations for RAF and Secutron are for the year ended September 30, 1996 and for the nine months ended September 30, 1995.

                                                            Year ended September 30, 1996
                                                            -----------------------------
                                         Directory                                                    Adj. and
                                         Division           RAF          Secutron         Others    Eliminations    Consolidated
                                         ---------        -------        --------         ------    ------------    ------------
 Revenues from
   unaffiliated customers ..........     $7,417,684      14,830,681       6,538,540         --                     $ 28,786,905

 Intersegment revenues .............         70,313            --           437,051         --         (507,364)           --
                                       ------------    ------------    ------------    ---------   ------------    ------------
 Total revenues ....................      7,487,997      14,830,681       6,975,591         --         (507,364)     28,786,905
                                       ------------    ------------    ------------    ---------   ------------    ------------
 Operating profit (loss) ...........     (1,334,549)     (2,647,327)        281,775            --          --        (3,700,101)
                                       ------------    ------------    ------------    ---------   ------------    ------------
 Other income (expense), net .......       (333,610)        404,597          (6,742)        --             --            64,245

 Gain on sale of Clearing
  Operation ........................           --         1,332,974            --           --             --         1,332,974
                                       ------------    ------------    ------------    ---------   ------------    ------------
 Loss before income taxes ..........   $(1,668,159)        (909,756)        275,033)        --             --      $ (2,302,882)
                                       ============    ============    ============    =========   ============    ============

 Depreciation and amortization .....   $    832,990         270,419         116,733         --             --      $  1,220,142
                                       ============    ============    ============    =========   ============    ============
 Capital expenditures ..............   $    874,595         480,004          54,493         --             --      $  1,409,092
                                       ============    ============    ============    =========   ============    ============
 Identifiable assets at September
  30, 1996 .........................   $ 10,746,145       8,729,572       1,456,302         --       (2,747,340)   $ 18,184,679
                                       ============    ============    ============    =========   ============    ============


                                                            Nine Months ended September 30, 1995
                                                            ------------------------------------
                                         Directory                                                    Adj. and
                                         Division           RAF          Secutron         Others    Eliminations    Consolidated
                                         ---------        -------        --------         ------    ------------    ------------

 Revenues from
   unaffiliated customers ..........   $  3,903,441       9,854,160       3,236,156      175,997           --      $ 17,169,754

 Intersegment revenues .............         22,414            --           392,208         --         (414,622)           --
                                       ------------    ------------    ------------    ---------   ------------    ------------
 Total revenues ....................      3,925,855       9,854,160       3,628,364      175,997       (414,622)     17,169,754
                                       ------------    ------------    ------------    ---------   ------------    ------------
 Operating profit (loss) ...........     (1,109,965)         25,991         150,614                        --        (1,987,276)
                                       ------------    ------------    ------------    ---------   ------------    ------------
 Other income, net .................       (101,692)        244,126          (7,662)     (39,369)          --            95,403
                                       ------------    ------------    ------------    ---------   ------------    ------------
 Loss before income taxes ..........   $ (1,211,657)       (809,790)         18,329      111,245           --      $ (1,891,873)
                                       ============    ============    ============    =========   ============    ============
 Depreciation and amortization .....   $    237,665         248,066          63,721       14,959           --      $    564,411
                                       ============    ============    ============    =========   ============    ============
 Capital expenditures ..............   $     28,755         160,043          59,476       30,703           --      $    278,977
                                       ============    ============    ============    =========   ============    ============
 Identifiable assets at September
  30, 1995 .........................   $ 10,458,467      13,787,104         711,883         --       (4,237,832)   $ 20,719,622
                                       ============    ============    ============    =========   ============    ============



Identifiable assets by industry are those assets that are used in the Company's operations in each industry.

                              SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        FRONTEER FINANCIAL HOLDINGS, LTD
                                        a Colorado corporation


                                        By: /s/ Dennis W. Olson
Dated: January 10, 1997                    -------------------------------------
                                           Dennis W. Olson, President and
                                           Chief Executive Officer


                                        By: /s/ Gary L. Cook
                                           -------------------------------------
                                           Gary L. Cook Principal Accounting
                                           Officer

     Pursuant to the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Date                 Name and Title          Signature
----                 --------------          ---------

                                             /s/  Dennis W. Olson
January 10, 1997     Dennis W. Olson,       -----------------------------------
                     Director

                                             /s/  Robert A. Fitzner, Jr.
January 10, 1997     Robert A. Fitzner, Jr.  ----------------------------------
                     Director

                                             /s/  Robert L. Long
January 10, 1997     Robert L. Long,         ----------------------------------
                     Director

                                  EXHIBIT INDEX

Exhibit             Description                                         Page No.
------              -----------                                         --------

Exhibit 2.1 Plan of Reorganization and Exchange Agreement dated April 26, 1995 with Exhibits A, B, C, F and I (incorporated by reference to Exhibit 2.1 to Registrant's Current Report on Form 8-K dated May 9, 1995).

Exhibit 2.2 Sale and Purchase Agreement dated April 27, 1995, with Exhibits A and J (incorporated by reference to Exhibit 2.2 to Registrant's Current Report on Form 8-K dated May 9, 1995).

Exhibit 2.3 Option Agreement dated April 27, 1995, with Exhibits A, B, and D (incorporated by reference to
                    Exhibit 2.3 to Registrant's Current Report on Form 8-K dated May 9, 1995).


Exhibit 3.0 Articles of Incorporation of Registrant (incorporated by reference to Exhibit 3.0 to Registrant's Annual Report on Form 10-K for the year ended September 30, 1995.

Exhibit 3.0(i) Articles of Amendment to the Registrant's Articles of Incorporation dated April 28, 1995 (incorporated by reference to Exhibit 3.0(i) to Registrant's Current Report on Form 8-K dated May 9, 1995).

Exhibit 3.0(ii)     Articles of Amendment to the Registrant's Articles
                    of   Incorporation  as  filed  with  the  Colorado
                    Secretary of State on June 27, 1995.

Exhibit 3.2         Restated Bylaws of Registrant adopted February 14,
                    1996.

Exhibit 9.1 Voting Trust Agreement between Robert A. Fitzner, Jr. and Dorothy K. Englebrecht dated June 2, 1995 (incorporated by reference to Exhibit 9.1 to Registrant's Annual Report on Form 10-K for the year ended September 30, 1995).

Exhibit 9.2 Voting Trust Agreement between Robert A. Fitzner, Jr. and Steven M. Fishbein dated June 2, 1995 (incorporated by reference to Exhibit 9.2 to Registrant's Annual Report on Form 10-K for the year ended September 30, 1995).

Exhibit 9.3 Voting Trust Agreement between Robert A. Fitzner, Jr. and Peter K. O'Leary dated June 2, 1995 (incorporated by reference to Exhibit 9.3 to Registrant's Annual Report on Form 10-K for the year ended September 30, 1995).

Exhibit 9.4 Voting Trust Agreement between Robert A. Fitzner, Jr. and Arlene M. Wilson dated June 2, 1995 (incorporated by reference to Exhibit 9.4 to Registrant's Annual Report on Form 10-K for the year ended September 30, 1995).


Exhibit 10.1        Amended   and   Restated   1988    Incentive   and
                    NonStatutory   Stock   Option   Plan  as   amended
                    September 10, 1996.

Exhibit 10.2 Employee Stock Ownership Plan (incorporated by reference to Exhibit 10.2 to Registrant's Annual Report on Form 10-K for the year ended September 30, 1995.)

Exhibit 10.3 401(k) Plan and Amendment I thereto (incorporated by reference to Exhibit 10.3 to Registrant's Annual Report on Form 10-K for the year ended September 30, 1995.)

Exhibit 10.4 Employment Agreement between Dennis W. Olson and the Registrant dated January 1, 1995 (incorporated by reference to Exhibit 10.4 to Registrant's Annual Report on Form 10-K for the year ended September 30, 1995.)

Exhibit 10.5 Employees/Officers/Directors Form of Non -Competition Agreement; Covenant Not to Compete and Confidentiality Agreement. (incorporated by reference to Exhibit 2.2 to Registrant's Current Report on Form 8-K dated May 9, 1995.)

Exhibit 10.6        Amended   and   Restated   1996    Incentive   and
                    Nonstatutory   Stock  Option   Plan,   as  amended
                    September 10, 1996.

Exhibit 10.7        September  1996 Incentive and  Nonstatutory  Stock
                    Option Plan.

Exhibit 21          Subsidiaries of the Registrant.

Exhibit 27          Financial Data Schedule