Form 10-K/A
period 1996-09-30
FRONTEER FINANCIAL HOLDINGS LTD
filed 1997-02-10
CIK 844780

FORM 10-K/A

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

               FRONTEER FINANCIAL HOLDINGS, LTD, AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                              Additional      Accumulated
                                                Preferred        Common       Paid-in          Earnings
                                                Stock*           Stock        Capital          (Deficit)
                                                ---------        ------       ----------     ------------
Balances at January 1, 1994 ..............   $   823,750             1             99           770,511
Series A preferred stock dividend ........          --             --             --            (52,500)
Net loss .................................          --             --             --           (353,426)
                                               ---------      --------      ---------         ---------
Balances at December 31, 1994 ............       823,750             1             99           364,585

Cancellation of RAFCO preferred
   and common stock ......................      (823,750)           (1)           (99)            --
Shares issued in business combination ....       875,000       125,581      6,431,343             --
Series A preferred stock dividend ........          --             --             --            (32,812)
Net loss .................................          --             --             --         (1,891,873)
                                               ---------      --------      ---------         ---------
Balances at September 30, 1995 ...........       875,000       125,581      6,431,343        (1,560,100)

Series A preferred stock dividend ........          --             --             --            (59,061)
Purchase of subsidiary shares ............          --             --             (548)           --
Purchase and retirement of
    preferred stock ......................      (875,000)          --             --              --
Proceeds from shares issued through
    private placement, net of issuance
    costs of $614,704 ....................          --          52,290      5,084,956             --
Purchase of common stock .................          --             --             --              --
Net loss .................................          --             --             --         (2,358,681)
                                               ---------      --------     ---------         ----------

Balances at September 30, 1996 ...........   $      --         177,871     11,515,751        (3,977,842)
                                               =========      ========     ==========        ==========

                                              Unearned         Treasury
                                              ESOP Stock       Stock       Total
                                              ----------       --------    -----

Balances at January 1, 1994 ..............         --             --      $ 1,594,361
Series A preferred stock dividend ........         --             --          (52,500)
Net loss .................................         --             --         (353,426)
                                             ----------      ---------     ----------
Balances at December 31, 1994 ............         --             --        1,188,435

Cancellation of RAFCO preferred
   and common stock ......................         --             --         (823,850)
Shares issued in business combination ....     (350,000)       (80,234)     7,001,690
Series A preferred stock dividend ........         --             --          (32,812)
Net loss .................................         --             --       (1,891,873)
                                             ----------      ---------     ----------
Balances at September 30, 1995 ...........     (350,000)       (80,234)     5,441,590

Series A preferred stock dividend ........         --             --          (59,061)
Purchase of subsidiary shares ............         --             --             (548)
Purchase and retirement of
   preferred stock .......................         --             --         (875,000)
Proceeds from shares issued through
    private placement, net of issuance
    costs of $614,704 ....................         --             --         5,137,246
Purchase of common stock .................         --       (1,200,000)     (1,200,000)
Net loss .................................         --             --        (2,358,681)
                                             ----------     ----------     -----------
Balances at September 30, 1996 ...........     (350,000)    (1,280,234)    $ 6,085,546
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

                                                            Year ended September 30, 1996
                                                            -----------------------------
                                         Directory                                                    Adj. and
                                         Division           RAF          Secutron         Others    Eliminations    Consolidated
                                         ---------        -------        --------         ------    ------------    ------------
 Revenues from
   unaffiliated customers ..........     $7,417,684      14,830,681       6,538,540         --                     $ 28,786,905

 Intersegment revenues .............         70,313            --           437,051         --         (507,364)           --
                                       ------------    ------------    ------------    ---------   ------------    ------------
 Total revenues ....................      7,487,997      14,830,681       6,975,591         --         (507,364)     28,786,905
                                       ------------    ------------    ------------    ---------   ------------    ------------
 Operating profit (loss) ...........     (1,334,549)     (2,647,327)        281,775            --          --        (3,700,101)
                                       ------------    ------------    ------------    ---------   ------------    ------------
 Other income (expense), net .......       (333,610)        404,597          (6,742)        --             --            64,245

 Gain on sale of Clearing
  Operation ........................           --         1,332,974            --           --             --         1,332,974
                                       ------------    ------------    ------------    ---------   ------------    ------------

Loss before income taxes ..........   $(1,668,159)        (909,756)        275,033         --             --      $ (2,302,882)

                                       ============    ============    ============    =========   ============    ============

 Depreciation and amortization .....   $    832,990         270,419         116,733         --             --      $  1,220,142
                                       ============    ============    ============    =========   ============    ============
 Capital expenditures ..............   $    874,595         480,004          54,493         --             --      $  1,409,092
                                       ============    ============    ============    =========   ============    ============
 Identifiable assets at September
  30, 1996 .........................   $ 10,746,145       8,729,572       1,456,302         --       (2,747,340)   $ 18,184,679
                                       ============    ============    ============    =========   ============    ============


                                                            Nine Months ended September 30, 1995
                                                            ------------------------------------
                                         Directory                                                    Adj. and
                                         Division           RAF          Secutron         Others    Eliminations    Consolidated
                                         ---------        -------        --------         ------    ------------    ------------

 Revenues from
   unaffiliated customers ..........   $  3,903,441       9,854,160       3,236,156      175,997           --      $ 17,169,754

 Intersegment revenues .............         22,414            --           392,208         --         (414,622)           --
                                       ------------    ------------    ------------    ---------   ------------    ------------
 Total revenues ....................      3,925,855       9,854,160       3,628,364      175,997       (414,622)     17,169,754
                                       ------------    ------------    ------------    ---------   ------------    ------------

 Operating profit (loss) ...........     (1,109,965)     (1,053,916)         25,991      150,614           --        (1,987,276)

                                       ------------    ------------    ------------    ---------   ------------    ------------
 Other income, net .................       (101,692)        244,126          (7,662)     (39,369)          --            95,403
                                       ------------    ------------    ------------    ---------   ------------    ------------
 Loss before income taxes ..........   $ (1,211,657)       (809,790)         18,329      111,245           --      $ (1,891,873)
                                       ============    ============    ============    =========   ============    ============
 Depreciation and amortization .....   $    237,665         248,066          63,721       14,959           --      $    564,411
                                       ============    ============    ============    =========   ============    ============
 Capital expenditures ..............   $     28,755         160,043          59,476       30,703           --      $    278,977
                                       ============    ============    ============    =========   ============    ============
 Identifiable assets at September
  30, 1995 .........................   $ 10,458,467      13,787,104         711,883         --       (4,237,832)   $ 20,719,622
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

                                        FRONTEER FINANCIAL HOLDINGS, LTD
                                        a Colorado corporation


                                        By: /s/ Dennis W. Olson
Dated: February 10, 1997                   -------------------------------------
                                           Dennis W. Olson, President and
                                           Chief Executive Officer


                                        By: /s/ Gary L. Cook
                                           -------------------------------------
                                           Gary L. Cook Principal Accounting
                                           Officer

     Pursuant to the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Date                 Name and Title          Signature
----                 --------------          ---------

                                             /s/  Dennis W. Olson
February 10, 1997    Dennis W. Olson,       -----------------------------------
                     Director

                                             /s/  Robert A. Fitzner, Jr.
February 10, 1997    Robert A. Fitzner, Jr.  ----------------------------------
                     Director

                                             /s/  Robert L. Long
February 10, 1997    Robert L. Long,         ----------------------------------
                     Director