Form 10-Q
period 1996-12-31
FRONTEER FINANCIAL HOLDINGS LTD
filed 1997-02-13
CIK 844780

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1996

                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to
                               ----------    ----------
Commission file number                 0-17637

                        Fronteer Financial Holdings, Ltd.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Colorado                                      45-0411501
   ------------------------------               -------------------------------
  (State of other jurisdiction of              (IRS Employer Identification No.)
   incorporation or organization)


               1700 Lincoln Street, Suite 3200, Denver, CO, 80203
               --------------------------------------------------
                    (Address of principal executive offices)

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

         The registrant had 16,871,557 shares of its $.01 par value common stock outstanding as of February 10, 1997.

                         PART I - FINANCIAL INFORMATION

Item 1.        Financial Statements.


                                         FRONTEER FINANCIAL HOLDINGS, LTD. AND SUBSIDIARIES
                                                     CONSOLIDATED BALANCE SHEETS

                                                                December 31, 1996  September 30, 1996
                                                                -----------------  ------------------
                         ASSETS                                    (Unaudited)
CURRENTS ASSETS:
Cash and cash equivalents ...................................   $  2,680,292       2,070,320
Receivables from brokers or dealers and clearing
   organizations:
      Affiliate .............................................      1,957,335       1,444,091
      Other .................................................        142,905         166,347
Trade receivables, net ......................................      4,056,304       3,330,194
Receivable from affiliate ...................................           --         1,048,075
Other receivables ...........................................        435,986         177,120
Securities owned, at market value ...........................      1,519,047       1,882,049
Current portion of long-term notes receivable ...............         44,752         389,843
Deferred directory costs ....................................        324,662         431,436
Deferred income taxes .......................................        196,846         196,846
Other assets ................................................        518,043         450,830
                                                                ------------    ------------
     Total current assets ...................................     11,876,172      11,587,151

PROPERTY, FURNITURE AND EQUIPMENT, net
   of accumulated depreciation ..............................      2,207,645       2,270,311

DIRECTORY PUBLISHING RIGHTS AND OTHER
   net of accumulated amortization of 821,378 and 693,090 as
   of  December 31, 1996 and  September 31, 1996,
   respectively .............................................      4,143,501       4,271,789

OTHER LONG TERM ASSETS ......................................        172,621          55,428
                                                                ------------    ------------
     Total assets ...........................................   $ 18,399,939      18,184,679
                                                                ============    ============

(Continued)






                                         FRONTEER FINANCIAL HOLDINGS, LTD. AND SUBSIDIARIES
                                               CONSOLIDATED BALANCE SHEETS, CONTINUED

                                                                December 31, 1996  September 30, 1996
                                                                -----------------  ------------------
          LIABILITIES AND STOCKHOLDERS' EQUITY                     (Unaudited)

LIABILITIES:
Accounts payable, accrued expenses, and other liabilities ...   $  3,549,261       3,405,723
Current  portion of long-term debt ..........................      2,372,675       1,435,208
Notes payable to related parties ............................        345,057         367,900
Deferred  revenue ...........................................        424,349         623,058
Income  taxes payable .......................................        138,647          96,284
Other current liabilities ...................................        268,956         668,107
                                                                ------------    ------------
     Total current liabilities ..............................      7,098,945       6,596,280

LONG-TERM DEBT, NET OF CURRENT PORTION ......................      1,775,043       2,575,967
DEFERRED RENT CONCESSIONS ...................................      1,766,790       1,768,827
DEFERRED INCOME TAXES .......................................        914,062         914,062
                                                                ------------    ------------
     Total liabilities ......................................     11,554,840      11,855,136
                                                                ------------    ------------
MINORITY INTEREST IN SUBSIDIARY .............................        292,761         243,997
                                                                ------------    ------------
STOCKHOLDERS' EQUITY:
Series A voting cumulative preferred stock, authorized
 25,000,000 shares, $0.10 par value, no shares outstanding ..           --              --

Common stock authorized 100,000,000 shares, $0.01 par
 value; 16,141,944 shares issued and outstanding as of
 September 30, 1996 and 16,871,557 as of December 31,
 1996, net of shares held in treasury .......................        185,067         177,871

Additional paid-in capital ..................................     12,230,872      11,515,751

Accumulated deficit .........................................     (4,233,367)     (3,977,842)

Unearned ESOP shares ........................................       (350,000)       (350,000)

Treasury stock, 1,645,162 shares at cost as of December 31,
 1996 and September 30, 1996 ................................     (1,280,234)     (1,280,234)
                                                                ------------    ------------
     Total stockholders' equity .............................      6,552,338       6,085,546
                                                                ------------    ------------
     Total liabilities and stockholders' equity .............   $ 18,399,939      18,184,679
                                                                ============    ============

See accompanying notes to consolidated financial statements.

                                         FRONTEER FINANCIAL HOLDINGS, LTD. AND SUBSIDIARIES
                                                CONSOLIDATED STATEMENTS OF OPERATIONS
                                                            (Unaudited)

                                                     Three months ended    Three months ended
                                                     December 31, 1996     December 31, 1995
                                                     ------------------    ------------------
REVENUE:
   Directory .......................................   $  1,624,627           1,501,476
   Brokerage commissions ...........................      3,507,720           2,469,617
   Investment banking ..............................        567,214             325,895
   Trading profits, net ............................        133,243            (263,846)
   Other broker/dealer .............................        209,961             148,901
   Computer hardware and software operations .......      2,159,324           1,396,060
   Telemarketing ...................................        132,935              62,782
   Other ...........................................         92,939             105,590
                                                       ------------        ------------
                                                          8,427,963           5,746,475
                                                       ------------        ------------
COST OF SALES AND OPERATING EXPENSES:
   Directory cost of sales .........................        960,575             978,765
   Broker/dealer commissions .......................      2,267,321           1,629,242
   Computer cost of sales ..........................      1,557,884           1,472,643
   Telemarketing cost of sales .....................        270,020             138,740
   General and administrative ......................      3,185,308           2,478,047
   Depreciation and amortization ...................        289,446             225,278
                                                       ------------        ------------
                                                          8,530,554           6,922,715

     Operating loss ................................       (102,591)         (1,176,240)
                                                       ------------        ------------
OTHER INCOME (EXPENSE):
   Interest income .................................         54,410             162,267
   Interest expense ................................        (61,729)           (131,121)
   Equity in loss of affiliate .....................         (7,891)               --
                                                       ------------        ------------
                                                            (15,210)             31,146
                                                       ------------        ------------

Loss before minority interest and income taxes .....       (117,801)         (1,145,094)
                                                       ------------        ------------

Minority interest in earnings ......................        (48,764)             (5,007)
                                                       ------------        ------------

Loss before income taxes ...........................       (166,565)         (1,150,101)

Income tax expense .................................        (88,960)             (1,700)
                                                       ------------        ------------

Net loss ...........................................       (255,525)         (1,151,801)

Preferred stock dividends ..........................           --               (19,687)
                                                       ------------        ------------

Net loss applicable to common shareholders .........   $   (255,525)         (1,171,488)
                                                       ============        ============

Weighted average number of common shares outstanding     16,430,129          12,558,061

Loss per common share ..............................   $       (.02)               (.09)
                                                       ============        ============

See accompanying notes to consolidated financial statements.

                                         FRONTEER FINANCIAL HOLDINGS, LTD. AND SUBSIDIARIES
                                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                             (Unaudited)


                                                             Three months ended    Three months ended
                                                             December 31, 1996     December 31, 1995
                                                             ------------------    ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss ......................................................     (255,525)        (1,151,801)
Adjustments to reconcile net loss to net cash used by
  operating activities:
  Depreciation and amortization ...............................      289,446            225,278
  Provision for bad debts .....................................         --               58,002
  Equity in loss of affiliate .................................        7,891               --
  Minority  interest  in earnings .............................       48,764              5,007
  Other .......................................................       (2,037)            (2,038)
  Changes in operating assets and liabilities:
     Increase in broker/dealer customer receivables, net ......         --             (574,215)
     Increase in receivables from brokers or dealers and
        clearing organizations ................................     (489,802)          (648,453)
     Increase (decrease) in trade receivables .................     (726,110)            51,108
     Increase (decrease) in other receivables .................     (258,866)            45,987
     Decrease (increase) in securities owned, net of securities
        sold but not yet purchased ............................      109,031           (606,040)
     Decrease in deferred directory costs .....................      106,774             27,627
     Increase in other current assets .........................      (67,213)            (7,929)
     Increase in accounts payable, accrued expenses, and other
        liabilities ...........................................      397,509            271,400
     Decrease in broker/dealer customer payables ..............         --             (921,751)
     Increase in payables to brokers or dealers and clearing
        organizations .........................................         --              396,030
     Increase in deposits from clearing correspondent brokers
        or dealers ............................................         --              978,179
     Decrease in deferred revenue .............................     (198,709)           (75,298)
     Increase (decrease) in income taxes payable ..............       42,363           (160,441)
     Increase (decrease) in other current liabilities .........     (399,151)           198,283
                                                                  ----------         ----------
Net cash used by operating activities .........................   (1,395,635)        (1,891,065)
                                                                  ----------         ----------
(Continued)







                                         FRONTEER FINANCIAL HOLDINGS, LTD. AND SUBSIDIARIES
                                          CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
                                                             (Unaudited)

                                                             Three months ended    Three months ended
                                                             December 31, 1996     December 31, 1995
                                                             ------------------    ------------------
CASH FLOWS FROM INVESTING ACTIVITIES:

   Principal collected on notes receivable ....................      228,008            369,499
   Purchase of property, furniture and equipment ..............      (98,492)           (62,274)
   Proceeds from receivable from affiliate ....................    1,048,075               --
   Increase in other long term assets .........................       (8,001)              --
   Proceeds from sale of assets ...............................         --                7,465
   Issuance of notes receivable ...............................         --               (6,000)
                                                                  ----------         ----------
Net cash provided by investing activities .....................    1,169,590            308,690
                                                                  ----------         ----------
CASH FLOWS FROM FINANCING ACTIVITIES:

   Principal payments to related parties ......................      (22,843)           (10,500)
   Principal payments on long-term borrowings .................      (88,457)          (193,738)
   Proceeds from borrowings ...................................      225,000               --
   Net proceeds from issuance of common stock .................      722,317               --
   Dividends on preferred stock ...............................         --              (19,687)
                                                                  ----------         ----------
Net cash provided (used) by financing activities ..............      836,017           (223,925)
                                                                  ----------         ----------
NET INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS ................................................      609,972         (1,806,300)

CASH AND CASH EQUIVALENTS, BEGINNING OF
   PERIOD .....................................................    2,070,320          2,148,675
                                                                  ----------         ----------

CASH AND CASH EQUIVALENTS, END OF PERIOD ......................    2,680,292            342,375
                                                                  ==========         ==========

SUPPLEMENTAL DISCLOSURES RELATED TO STATEMENTS OF CASH FLOWS

   Supplemental disclosures of cash flow information:
                                                             Three months ended    Three months ended
                                                             December 31, 1996     December 31, 1995
                                                             ------------------    ------------------

Cash payments for:

   Interest ...................................................       61,729            131,121
                                                                  ==========         ==========

   Income taxes ...............................................       46,597            162,141
                                                                  ==========         ==========

See accompanying notes to consolidated financial statements.

                                         FRONTEER FINANCIAL HOLDINGS, LTD. AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                                         Additional                        Unearned
                              Preferred        Common       paid-in     Accumulated            ESOP      Treasury
                                  stock         stock       capital         deficit           stock         stock          Total
                              ---------        ------    ----------     -----------        --------      --------          -----
Balances as of
 September
 30, 1996 ....................     --         177,871     11,515,751     (3,977,842)       (350,000)     (1,280,234)      6,085,546

Net proceeds
 from
 issuance of
 common
 stock .......................     --           7,196        715,121           --              --              --           722,317


Net loss .....................     --            --             --         (255,525)           --              --          (255,525)
                               -------     ----------     ----------     ----------      ----------      ----------      ----------

Balances as of
   December
   31, 1996 ..................     --         185,067     12,230,872     (4,233,367)       (350,000)     (1,280,234)      6,552,338
                               =======     ==========     ==========     ==========      ==========      ==========      ==========



See accompanying notes to consolidated financial statements.

               FRONTEER FINANCIAL HOLDINGS, LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1996
                                   (Unaudited)


NOTE 1 - UNAUDITED FINANCIAL STATEMENTS

The accompanying unaudited consolidated financial statements of Fronteer Financial Holdings, Ltd. and subsidiaries (Fronteer or the Company) have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and disclosures necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principals. In the opinion of management, these financial statements reflect all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the results of operations and financial position for the interim periods presented.

The preparation of interim financial statements required management to make estimates and assumptions that effect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

These interim financial statements should be read in conjunction with the Annual Report on Form 10-K as of and for the year ended September 30, 1996. Operating results for the three months ended December 31, 1996, are not necessarily indicative of the results that may be expected for the year ended September 30, 1997.

NOTE 2 - ORGANIZATION AND PRINCIPALS OF CONSOLIDATION

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

               FRONTEER FINANCIAL HOLDINGS, LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1996
                                   (Unaudited)


NOTE 3 - PRIVATE PLACEMENT

On February 16, 1996, the Company commenced a private placement of 6,000,000 shares of its $.01 par value Common Stock at $1.00 per share, as well as 6,000,000 Class A Redeemable Common Stock Purchase Warrants at a price of $.10 per warrant (Private Placement). These warrants entitle the holder to purchase one share of Common Stock at $1.50 per share at any time until May, 1, 2000. The Private Placement was completed in December 1996. During the three months ended December 31, 1996 729,613 shares of Common Stock, and warrants were issued for proceeds of $722,317, net of issuance costs. In accordance with the Private Placement Memorandum, the Company has agreed to issue 595,865 warrants to RAF, the selling agent, which allows the holder to purchase one share of Common Stock at a price of $1.50 per warrant.


Item 2.   Management's   Discussion  and  Analysis  of  Financial  Condition and
          Results of Operations.


RESULTS OF OPERATIONS

Revenues for the three months ended December 31, 1996 were $8,427,963, an increase of $2,681,488 or 46.7% over the $5,746,475 for the three months ended December 31, 1995. The increase is primarily a result of increases in brokerage commissions and computer hardware and software revenues.

Brokerage commissions were $3,507,720, an increase of $1,038,103 or 42.1% over the $2,469,617 for the three months ended December 31, 1995. The increase is due primarily to the opening of new branch offices in Chicago, Illinois, Metairie, Louisiana, and Dallas, Texas.

Computer hardware and software revenues for the three months ended December 31, 1996 were $2,159,324, up $763,264 or 54.7% from the $1,396,060 for the three months ended December 31, 1995. This increase is a result of Secutron's aggressiveness in securing new work through two new divisions. These divisions involve international work and services on the Internet. During the three months ended December 31, 1996, Secutron initiated a project in Central America providing hardware and software services to a company involved in the stock brokerage industry. During this same three month period Secutron became an Internet Service Provider (ISP) providing Internet services.

Broker/dealer commissions expense was $2,267,321, up $638,079 or 39.2% from $1,629,242 for the three months ended December 31, 1995. This increase correlates to the increase in brokerage commissions as a result of the new branch office openings.

Computer cost of sales increased to $1,557,884 for the three months ended December 31, 1996. This represents a slight increase of $85,241 or 5.7% over the $1,472,643 for the three months ended December 31, 1995. Secutron has increased its emphasis on cost of sales for its computer hardware and software activity and as a result has improved its gross margin in this area.

General and administrative expenses for the three months ended December 31, 1996 were $3,185,308, up $707,261 or 28.5% from the $2,478,047 for the three months ended December 31, 1995. This increase results from RAF's opening of new branch offices in Chicago, Illinois, Metairie, Louisiana, and Dallas, Texas and increases related to the Company's telemarketing division. Additionally, RAF opened an office in Las Vegas, Nevada in January of 1997 for which certain expenses were being incurred during the three months ended December 31, 1996.

Depreciation and amortization for the three months ended December 31, 1996 was $289,446, up $64,168 or 28.5% over the $225,278 for the three months ended December 31, 1995. This increase relates to the opening of RAF's new branch offices and the capital expenditures for the telemarketing division.

Interest income and interest expense for the three months ended December 31, 1996 were $54,410 and $61,729, respectively. These amounts represent decreases from prior year amounts resulting from the sale of the RAF's clearing operation in July 1996.

Equity in loss of affiliate of $7,891 for the three months ended December 31, 1996 relates to the Company's 20% interest in MultiSource Services, Inc., RAF's clearing operation that was sold in July 1996. The minority interest in earnings of $48,764 represents the minority shareholders' interest in earnings of Secutron for the three months ended December 31, 1996.

Liquidity and Capital Resources

The Company, as of December 31, 1996, had $2,680,292 in cash and cash equivalents and $4,777,227 in working capital. Its current ratio is 1.7:1. Working capital and the current ratio remained fairly consistent with that as of September 30, 1996. Proceeds from the issuance of common stock of $722,317, from borrowings of $225,000, from collections on notes receivable of $228,008 and from collections from a receivable from an affiliate of $1,048,075 were used to fund operating activities of $1,395,635, for principal payments on borrowings of $88,457, for principal payments to related parties of $22,843, and to acquire property, furniture and equipment of $98,492. Cash used in operating activities of $1,395,635 was in large part due to increases in trade receivables and receivables from brokers or dealers and clearing organizations.

The Company currently has a $1,300,000 revolving line of credit with its primary lender whereby the Company may borrow up to 75% of its billed directory accounts receivable under 60 days old. As of December 31, 1996, $950,000 was outstanding on this line. The Company failed to meet a covenant associated with the line of credit requiring net income to be at least 2.5% of sales for the year September 30, 1996. The Company's lender waived the event of default subject to agreement that proceeds from sales of assets of the directory division be applied to the line of credit until paid in full. Consequently, availability of additional amounts on the line of credit may be limited. The outstanding balance of $950,000 on the line of credit is classified as current in the consolidated balance sheet.

Management believes that with the opening of new branch offices in the securities brokerage division, its cash flows from operations and cash on hand are sufficient to fund its debt service, expected capital costs and other liquidity requirements for the foreseeable future.

Inflation

The effect of inflation on the Company's operations is not material and is not anticipated to have any material effect in the future.

                           PART II - OTHER INFORMATION


Item 2.   Changes in Securities

(c)      Recent Sales of Unregistered Securities:

On February 16, 1996, the Company commenced the Private Placement of 6,000,000 shares of its $.01 par value Common Stock at a price of $1.00 per share, and 6,000,000 Class A redeemable common stock purchase warrants at a price of $.10 per warrant. The warrants entitle the holder to purchase one share of Common Stock at $1.50 per share at any time until May 1, 2000. The Private Placement was completed in December 1996. 5,958,658 shares of Common Stock and warrants were issued through the Private Placement for proceeds of $5,859,5638, net of commissions and issuance costs of $694,961. RAF is acting as the selling agent in connection with the Private Placement and receives a sales commission of 10% ($661,942) of the gross proceeds of the Private Placement and Class B common stock warrants to purchase one share of Common Stock for each 10 shares of Common Stock sold in the Private Placement. The exercise price of these warrants is $1.50 per share and these warrants are exercisable until May 1, 2000.

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


Item 6.   Exhibits and Reports on Form 8-K.

(a)      List of Exhibits:

         27.0     Financial Data Schedule

(b)      Reports on Form 8-K:

     There were no reports on Form 8-K filed during the quarter ended December 31, 1996.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  February 14, 1997        FRONTEER FINANCIAL HOLDINGS, LTD.
       -----------------        a Colorado Corporation



                                By:  /s/ R. A. Fitzner, Jr.
                                     ------------------------------------------
                                     R. A. Fitzner, Jr.,  Chairman of the Board



                                By:  /s/ Gary L. Cook
                                     ------------------------------------------
                                     Gary L. Cook
                                     Principal Accounting Officer