Form 10-Q/A
period 1996-12-31
FRONTEER FINANCIAL HOLDINGS LTD
filed 1997-02-19
CIK 844780

FORM 10-Q/A

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

                                         FRONTEER FINANCIAL HOLDINGS, LTD. AND SUBSIDIARIES
                                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                             (Unaudited)


                                                             Three months ended    Three months ended
                                                             December 31, 1996     December 31, 1995
                                                             ------------------    ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss ......................................................     (255,525)        (1,151,801)
Adjustments to reconcile net loss to net cash used by
  operating activities:
  Depreciation and amortization ...............................      289,446            225,278
  Provision for bad debts .....................................         --               58,002
  Equity in loss of affiliate .................................        7,891               --
  Minority  interest  in earnings .............................       48,764              5,007
  Other .......................................................       (2,037)            (2,038)
  Changes in operating assets and liabilities:
     Increase in broker/dealer customer receivables, net ......         --             (574,215)
     Increase in receivables from brokers or dealers and
        clearing organizations ................................     (489,802)          (648,453)

     Decrease (increase) in trade receivables .................     (726,110)            51,108
     Decrease (increase) in other receivables .................     (258,866)            45,987

     Decrease (increase) in securities owned, net of securities
        sold but not yet purchased ............................      109,031           (606,040)
     Decrease in deferred directory costs .....................      106,774             27,627
     Increase in other current assets .........................      (67,213)            (7,929)
     Increase in accounts payable, accrued expenses, and other
        liabilities ...........................................      397,509            271,400
     Decrease in broker/dealer customer payables ..............         --             (921,751)
     Increase in payables to brokers or dealers and clearing
        organizations .........................................         --              396,030
     Increase in deposits from clearing correspondent brokers
        or dealers ............................................         --              978,179
     Decrease in deferred revenue .............................     (198,709)           (75,298)
     Increase (decrease) in income taxes payable ..............       42,363           (160,441)
     Increase (decrease) in other current liabilities .........     (399,151)           198,283
                                                                  ----------         ----------
Net cash used by operating activities .........................   (1,395,635)        (1,891,065)
                                                                  ----------         ----------
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


Date:  February 18, 1997        FRONTEER FINANCIAL HOLDINGS, LTD.
       -----------------        a Colorado Corporation



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