Form 10-Q
period 1997-03-31
FRONTEER FINANCIAL HOLDINGS LTD
filed 1997-05-15
CIK 844780

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997

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

     The registrant had 16,871,557 shares of its $.01 par value common stock outstanding as of May 9, 1997.

                         PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.


               FRONTEER FINANCIAL HOLDINGS, LTD. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                March 31, 1997   September 30, 1996
                                                                --------------   ------------------
                               ASSETS                            (Unaudited)

CURRENT ASSETS:
Cash and cash equivalents ...........................................   $ 2,088,963         2,070,320
Receivables from brokers or dealers and clearing
   organizations:
      Affiliate .....................................................       984,563         1,444,091
      Other .........................................................       109,885           166,347
Trade receivables, net ..............................................     3,082,443         3,330,194
Receivables from sales of directories ...............................     2,202,222              --
Receivable from affiliate ...........................................          --           1,048,075
Other receivables ...................................................       302,535           177,120
Securities owned, at market value ...................................     1,872,431         1,882,049
Current portion of long-term notes receivable .......................       172,587           389,843
Deferred directory costs ............................................       459,251           431,436
Deferred income taxes ...............................................       196,846           196,846
Other assets ........................................................       955,641           450,830
                                                                        -----------       -----------

     Total current assets ...........................................    12,427,367        11,587,151

PROPERTY, FURNITURE AND EQUIPMENT, net
   of accumulated depreciation ......................................     2,133,743         2,270,311

DIRECTORY PUBLISHING RIGHTS AND OTHER
   net of accumulated amortization of  $31,050 and $693,090
   as of  March 31, 1997 and  September 30, 1996, respectively .......      141,059         4,271,789

DEFERRED INCOME TAXES ...............................................       293,938             --

OTHER LONG TERM ASSETS ..............................................        15,903            55,428
                                                                        -----------       -----------

     Total assets ...................................................    15,012,010        18,184,679
                                                                        ===========       ===========

(Continued)


               FRONTEER FINANCIAL HOLDINGS, LTD. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS, CONTINUED


                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                March 31, 1997        September 30, 1996
                                                                                --------------        ------------------
                                                                                  (Unaudited)
LIABILITIES:
Accounts payable, accrued expenses, and other liabilities ............          $  2,731,045               3,405,723
Current portion of long-term debt ....................................             1,642,741               1,435,208
Notes payable to related parties .....................................               595,057                 367,900
Income taxes payable .................................................               108,606                  96,284
Deferred revenue .....................................................               676,649                 623,058
Other current liabilities ............................................               435,170                 668,107
                                                                                ------------            ------------

     Total current liabilities .......................................             6,189,268               6,596,280

LONG-TERM DEBT, NET OF CURRENT PORTION ...............................             1,312,433               2,575,967
DEFERRED RENT CONCESSIONS ............................................             1,711,797               1,768,827
DEFERRED INCOME TAXES ................................................                  --                   914,062
                                                                                ------------            ------------

     Total liabilities ...............................................             9,213,498              11,855,136
                                                                                ------------            ------------

MINORITY INTEREST IN SUBSIDIARY ......................................               251,089                 243,997
                                                                                ------------            ------------

STOCKHOLDERS' EQUITY:
Series A voting cumulative preferred stock, authorized
   25,000,000 shares, $0.10 par value, no shares outstanding .........                  --                      --

Common stock authorized  100,000,000 shares, $0.01 par
   value; 16,871,557 shares issued and  outstanding as of
   March 31, 1997 and 16,141,944 as of September 30,
  1996, net of shares held in treasury ...............................               185,067                 177,871

Additional paid-in capital ...........................................            12,230,872              11,515,751

Accumulated deficit ..................................................            (5,238,282)             (3,977,842)

Unearned ESOP shares .................................................              (350,000)               (350,000)

Treasury stock, 1,645,162 shares at cost as of March 31, 1997 and September 30, 1996
                                                                                  (1,280,234)             (1,280,234)
                                                                                ------------            ------------

     Total stockholders' equity ......................................             5,547,423               6,085,546
                                                                                ------------            ------------

     Total liabilities and stockholders' equity ......................          $ 15,012,010              18,184,679
                                                                                ============            ============


See accompanying notes to consolidated financial statements.

               FRONTEER FINANCIAL HOLDINGS, LTD. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                          Six months ended March 31,    Three months ended March 31,
                                                                          --------------------------    ----------------------------
                                                                            1997            1996             1997           1996
                                                                            ----            ----             ----           ----
REVENUE:
   Brokerage commissions ...........................................   $  7,191,802       6,040,614       3,684,082       3,570,997
   Investment banking ..............................................        999,699         501,654         432,485         175,759
   Trading profits, net ............................................        105,695         594,749         (27,548)        858,595
   Other broker/dealer .............................................        458,001         308,807         248,040         159,906
   Computer hardware and software operations .......................      3,995,178       2,846,336       1,835,854       1,450,276
   Directory .......................................................      2,141,927       2,384,914         517,300         883,438
   Telemarketing ...................................................        246,341         108,817         113,406         108,817
   Other ...........................................................        153,685         196,469          60,746          28,097
                                                                       ------------    ------------    ------------    ------------
                                                                         15,292,328      12,982,360       6,864,365       7,235,885
                                                                       ------------    ------------    ------------    ------------
COST OF SALES AND OPERATING
   EXPENSES:
   Broker/dealer commissions .......................................      4,820,259       3,922,893       2,552,938       2,293,651
   Computer cost of sales ..........................................      3,111,220       2,893,446       1,553,336       1,420,803
   Directory cost of sales .........................................      1,289,921       1,485,815         329,346         507,050
   Telemarketing cost of sales .....................................        514,924         144,463         244,904         144,463
   General and administrative ......................................      6,429,612       5,127,128       3,244,304       2,510,341
   Depreciation and amortization ...................................        552,163         430,856         262,717         205,578
                                                                       ------------    ------------    ------------    ------------
                                                                         16,718,099      14,004,601       8,187,545       7,081,886
                                                                       ------------    ------------    ------------    ------------

     Operating income (loss) .......................................     (1,425,771)     (1,022,241)     (1,323,180)        153,999

OTHER INCOME (EXPENSE):
   Loss on sales of directories ....................................       (717,872)           --          (717,872)           --
   Interest income .................................................         91,607         326,212          37,197         163,945
   Interest expense ................................................       (110,065)       (238,802)        (48,336)       (107,681)
   Equity in loss of affiliate .....................................        (51,768)           --           (43,877)           --
                                                                       ------------    ------------    ------------    ------------
                                                                           (788,098)         87,410        (772,888)         56,264
                                                                       ------------    ------------    ------------    ------------
Income (loss) before minority interest and
   income taxes ....................................................     (2,213,869)       (934,831)     (2,096,068)        210,263
Minority interest in (earnings) losses .............................         (7,092)        (55,142)         41,672         (50,135)
                                                                       ------------    ------------    ------------    ------------
Income (loss) before income taxes ..................................     (2,220,961)       (989,973)     (2,054,396)        160,128
Income tax benefit (expense) .......................................        960,521          (7,617)      1,049,481          (5,917)
                                                                       ------------    ------------    ------------    ------------
Net income (loss) ..................................................     (1,260,440)       (997,590)     (1,004,915)        154,211
Preferred stock dividends ..........................................           --           (39,375)           --           (19,688)
                                                                       ------------    ------------    ------------    ------------
Net income (loss) applicable to common
   shareholders ....................................................   $ (1,260,440)     (1,036,965)     (1,004,915)        134,523
                                                                       ============    ============    ============    ============
Weighted average number of common shares
   outstanding .....................................................     16,648,417      12,558,061      16,871,557      12,558,061
Income (loss) per common share .....................................   $       (.08)           (.08)           (.06)            .01
                                                                       ============    ============    ============    ============


See accompanying notes to consolidated financial statements.

               FRONTEER FINANCIAL HOLDINGS, LTD. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                      Six months ended March 31,
                                                                                      --------------------------
                                                                                         1997           1996
                                                                                         ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss ..........................................................................   (1,260,440)     (997,590)
Adjustments to reconcile net loss to net cash used by
   operating activities:
   Loss on sales of directories ...................................................      717,872          --
   Deferred taxes .................................................................   (1,208,000)         --
   Depreciation and amortization ..................................................      552,163       430,856
   Equity in loss of affiliate ....................................................       51,768          --
   Minority interest in earnings ..................................................        7,092        55,142
   Other ..........................................................................      (54,050)      117,493
   Changes in operating assets and liabilities:
      Increase in broker/dealer customer receivables, net .........................         --      (4,270,349)
      Decrease in receivables from brokers or dealers and
         clearing organizations ...................................................      515,990        41,741
      Decrease in trade receivables ...............................................      247,751       800,364
      Increase in other receivables ...............................................     (126,915)      (21,788)
      Increase in securities owned, net of securities sold but not
         yet purchased ............................................................     (283,636)     (489,516)
      Increase in deferred directory costs ........................................      (27,815)     (181,984)
      Increase in other current assets ............................................     (504,811)     (106,036)
      Increase (decrease) in accounts payable, accrued expenses,
         and other liabilities ....................................................     (363,161)      349,975
      Decrease in broker/dealer customer payables .................................         --        (562,796)
      Increase in payables to brokers or dealers and clearing
         organizations ............................................................         --       3,684,103
      Increase in deposits from clearing correspondent brokers
         or dealers ...............................................................         --          64,211
      Increase in deferred revenue ................................................       53,591         1,519
      Increase (decrease) in income taxes payable .................................       12,322      (137,207)
      Increase (decrease) in other current liabilities ............................     (232,937)       23,146
                                                                                      ----------    ----------
Net cash used by operating activities .............................................   (1,903,216)   (1,198,716)
                                                                                      ----------    ----------

(Continued)


               FRONTEER FINANCIAL HOLDINGS, LTD. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
                                   (Unaudited)

                                                                                      Six months ended March 31,
                                                                                      --------------------------
                                                                                         1997           1996
                                                                                         ----           ----

CASH FLOWS FROM INVESTING ACTIVITIES:

   Principal collected on notes receivable ........................................      217,256       435,841
   Purchase of property, furniture and equipment ..................................     (212,939)     (422,363)
   Proceeds from receivable from affiliate ........................................    1,048,075          --
   Proceeds from sales of directories .............................................      500,000          --
   Other investing activities .....................................................      (24,006)       (2,435)
                                                                                      ----------    ----------
Net cash provided by investing activities .........................................    1,528,386        11,043
                                                                                      ----------    ----------

CASH FLOWS FROM FINANCING ACTIVITIES:

   Principal loans from (payments to) related parties .............................      227,157       (60,500)
   Principal payments on long-term borrowings .....................................     (556,001)     (271,515)
   Proceeds from borrowings .......................................................         --         195,000
   Net proceeds from issuance of common stock .....................................      722,317     1,023,165
   Dividends on preferred stock ...................................................         --         (39,375)
   Other financing activities .....................................................         --         (16,958)
                                                                                      ----------    ----------
Net cash provided by financing activities .........................................      393,473       829,817
                                                                                      ----------    ----------

NET INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS ....................................................................       18,643      (357,856)

CASH AND CASH EQUIVALENTS, BEGINNING OF
   PERIOD .........................................................................    2,070,320     2,148,675
                                                                                      ----------    ----------

CASH AND CASH EQUIVALENTS, END OF PERIOD ..........................................    2,088,963     1,790,819
                                                                                      ==========    ==========


SUPPLEMENTAL DISCLOSURES RELATED TO STATEMENTS OF CASH FLOWS

                                                                                       Six months ended March 31,
                                                                                       --------------------------
                                                                                          1997           1996
                                                                                          ----           ----
Cash payments for:

   Interest .......................................................................       94,514       371,908
   Income taxes ...................................................................      129,831       144,824


See accompanying notes to consolidated financial statements.

               FRONTEER FINANCIAL HOLDINGS, LTD. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY




                                                  Additional                      Unearned
                      Preferred         Common       paid-in    Accumulated           ESOP      Treasury
                          stock          stock       capital        deficit          stock         stock           Total
                      ---------     ----------    ----------    -----------     ----------    ----------      ----------
Balances as of
   September
   30,1996 .......          --         177,871    11,515,751     (3,977,842)      (350,000)    (1,280,234)     6,085,546

Net proceeds
   from
   issuance of
   common
   stock .........          --           7,196       715,121           --             --             --          722,317

Net loss .........          --            --            --       (1,260,440)          --             --       (1,260,440)
                     -----------   -----------   -----------    -----------    -----------    -----------    -----------

Balances as of
   March 31,
   1997 ..........          --         185,067    12,230,872     (5,238,282)      (350,000)    (1,280,234)     5,547,423
                     ===========   ===========   ===========    ===========    ===========    ===========    ===========


See accompanying notes to consolidated financial statements.

               FRONTEER FINANCIAL HOLDINGS, LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 1997
                                   (Unaudited)


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

These interim financial statements should be read in conjunction with the Annual Report on Form 10-K as of and for the year ended September 30, 1996. Operating results for the six or three months ended March 31, 1997, are not necessarily indicative of the results that may be expected for the year ended September 30, 1997.

NOTE 2 - ORGANIZATION AND PRINCIPLES OF CONSOLIDATION

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

               FRONTEER FINANCIAL HOLDINGS, LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1996
                                   (Unaudited)


NOTE 3 - DISPOSITION OF ASSETS

On February 25, 1997 McLeod USA Publishing Company (McLeod, formerly known as Telecom USA Publishing Company) purchased six yellow page directories located in North Dakota from the Company for approximately $3 million. The purchase price was pursuant to an existing option agreement (Option Agreement) between McLeod and the Company and was based on related directory revenues. Of the proceeds, $1 million was paid March 1, 1997 of which $.5 million was in the form of a payoff of the loan given to the Company pursuant to the Option Agreement. The remainder is expected to be paid by August 1, 1997 upon publication of the related directories.

On February 25, 1997 Classified Directories, Inc. (Classified) purchased a directory from the Company for approximately $202,000. The purchase price was based on related directory revenues and is payable upon certification of the particular publication of the 1997 directory which is expected no later than June 1997.

In conjunction with these purchases, Dennis Olson, currently president and a director of the Company, and certain other employees of the Company entered into noncompete agreements with McLeod and Classified and were paid additional amounts in consideration for such noncompetition agreements. Consideration for these agreements was $1.07 million of which Mr. Olson received approximately $334,000.

A summary of the loss and certain cash flow information relating to the sales of directories is as follows:

        Loss on sales of directories:
                  Sales price ...........................   $ 3,202,222
                  Net assets of directories .............     3,920,094
                                                            -----------

                  Loss on sales of directories ..........   $  (717,872)
                                                            ===========
        Cash flow information:
                  Sales price ...........................   $ 3,202,222
                     Less:
                        Loan payoff from McLeod .........      (500,000)
                        Receivables from sales of
                           directories ..................    (2,202,222)
                                                            -----------
                  Cash proceeds from sales of directories   $   500,000
                                                            ===========

NOTE 4 - PRIVATE PLACEMENT

On February 16, 1996, the Company commenced a private placement of 6,000,000 shares of its $.01 par value Common Stock at $1.00 per share, as well as 6,000,000 Class A Redeemable Common Stock Purchase Warrants at a price of $.10 per warrant (Private Placement). These warrants entitle the holder to purchase one share of Common Stock at $1.50 per share at any time until May, 1, 2000. The Private Placement was completed in December 1996. During the six months ended March 31, 1997, 729,613 shares of Common Stock, and warrants were issued for proceeds of $722,317, net of issuance costs. In accordance with the Private Placement Memorandum, the Company issued 595,865 warrants to RAF, the selling agent, which allows the holder to purchase one share of Common Stock at a price of $1.50 per warrant.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS

Six months ended March 31, 1997 compared to six months ended March 31, 1996.

Revenues for the six months ended March 31, 1997 were $15,292,328, an increase of $2,309,968 or 17.8% over the $12,982,360 for the six months ended March 31, 1996. The increase is primarily due to increases in brokerage commissions and computer hardware and software revenues.

Brokerage commissions were $7,191,802, an increase of $1,151,188 or 19.1% over the $6,040,614 for the six months ended March 31, 1996. The increase is due primarily to the opening of new branch offices in Chicago, Illinois; Metairie, Louisiana; Dallas, Texas; and Las Vegas, Nevada.

Computer hardware and software revenues for the six months ended March 31, 1997 were $3,995,178, up $1,148,842 or 40.4% over the $2,846,336 for the six months ended March 31, 1996. This increase is a result of Secutron's aggressiveness in securing new work through two new divisions. These divisions involve international work and services on the Internet. During the three months ended December 31, 1996, Secutron initiated a project in Central America providing hardware and software services to a company involved in the stock brokerage industry. During this same three month period Secutron became an Internet Service Provider (ISP) providing Internet services.

Broker/dealer commissions expense for the six months ended March 31, 1997 was $4,820,259, up $897,366 or 22.9% over the $3,922,893 for the six months ended
March 31, 1996. This increase correlates to the increase in brokerage commissions as a result of the new branch office openings.

Computer cost of sales increased to $3,111,220 for the six months ended March 31, 1997. This represents a slight increase of $217,774 or 7.5% over the $2,893,446 for the six months ended March 31, 1996. Secutron has increased its emphasis on cost of sales for its computer hardware and software activity and as a result has improved its gross margin in this area.

General and administrative expenses for the six months ended March 31, 1997 were $6,429,612, up $1,302,484 or 25.4% from the $5,127,128 for the six months ended
March 31, 1996. This increase results from RAF's opening of new branch offices in Chicago, Illinois; Metairie, Louisiana; Dallas, Texas; and Las Vegas, Nevada, and increases related to the Company's telemarketing division.

Depreciation and amortization for the six months ended March 31, 1997 was $552,163 up $121,307 or 28.2% over the $430,856 for the six months ended March 31, 1996. This increase relates to the opening of new branch offices and the capital expenditures for the telemarketing division.

Loss on sale of directories of $717,872 resulted from the sales of six directories to McLeod and one directory to Classified on February 25, 1997 as described in Note 3 to the consolidated financial statements.

Interest income and expense for the six months ended March 31, 1997 were $91,607 and $110,065, respectively. These amounts represent decreases from prior year amounts resulting from the sale of RAF's clearing operation in July 1996.

Equity in loss of affiliate of $51,768 for the six months ended March 31, 1997 relates to the Company's 20% interest in MultiSource Services, Inc., RAF's clearing operation that was sold in July 1996. The minority interest in earnings of $7,092 represents the minority shareholders' interest in earnings of Secutron for the six months ended March 31, 1997.

Benefit from income taxes primarily relates to the reversal of approximately $1.0 million of deferred tax liability resulting from the sale of the directories described in Note 3 to the consolidated financial statements. The deferred tax liability was originally recorded as a result of a business combination in May of 1995 in accordance with Financial Accounting Standards Board Statement No. 109.


Three months ended March 31, 1997 compared to three months ended March 31, 1996

Revenues for the three months ended March 31, 1997 were $6,864,365, a decrease of $371,520 or 5.1% over the $7,235,885 for the three months ended March 31, 1996. The decrease is primarily a result of a decrease in net trading profits for RAF. The decrease correlates with a decrease in the stock market in general during the end of the three months ended March 31, 1997.

Brokerage commissions were $3,684,082, an increase of $113,085 or 3.2% over the $3,570,997 for the three months ended March 31, 1996 The increase is due primarily to the opening of new branch offices in Chicago, Illinois; Metairie, Louisiana; Dallas, Texas; and Las Vegas, Nevada.

Computer hardware and software revenues for the three months ended March 31, 1997 were $1,835,854, up $385,578 or 26.6% from the $1,450,276 for the three months ended March 31, 1996. This increase is a result of Secutron's aggressiveness in securing new work through two new divisions. These divisions involve international work and services on the Internet. During the three months ended December 31, 1997, Secutron initiated a project in Central America providing hardware and software services to a company involved in the stock brokerage industry. During this same three month period Secutron became an Internet Service Provider (ISP) providing Internet services.

Broker/dealer commissions expense for the three months ended March 31, 1997 was $2,552,938, up $259,287 or 11.3% from $2,293,651 for the three months ended
March 31, 1996. Part of the increase correlates to the new branch openings and the increase in the commission revenues. The remainder of the increase relates to the accelerated payouts given to attract and bring on new branch offices and producing brokers. These accelerated payouts are phased out over certain time frames and are used as enticements to bring on producing brokers.

Computer cost of sales increased to $1,553,336 for the three months ended March 31, 1997. This represents an increase of $132,533 or 9.3% over the $1,420,803 for the three months ended March 31, 1996. This increase correlates to the increase in computer hardware and software revenues described above. Gross margins have improved at Secutron as management has made it a point of emphasis.

General and administrative expenses for the three months ended March 31, 1997 were $3,244,304, up $733,963 or 29.2% from the $2,510,341 for the three months ended March 31, 1996. This increase results from RAF's opening of new branch offices in Chicago, Illinois, Metairie, Louisiana, Dallas, Texas and Las Vegas, Nevada and increases related to the Company's telemarketing division.

Depreciation and amortization for the three months ended March 31, 1997 was $262,717, up $57,139 or 27.8% over the $205,578 for the three months ended March 31, 1996. This increase relates to the opening of RAF's new branch offices and the capital expenditures for the telemarketing division.

Loss on sale of directories of $717,872 resulted from the sale of six directories to McLeod and one directory to Classified on February 25, 1997 as described in Note 3 to the consolidated financial statements.

Interest income and interest expense for the three months ended March 31, 1997 were $37,197 and $48,336, respectively. These amounts represent decreases from prior year amounts resulting from the sale of the RAF's clearing operation in July 1996.

Equity in loss of affiliate of $43,877 for the three months ended March 31, 1997 relates to the Company's 20% interest in MultiSource Services, Inc., RAF's clearing operation that was sold in July 1996. The minority interest in losses of $41,672 represents the minority shareholders' interest in losses of Secutron for the three months ended March 31, 1997.

Benefit from income taxes primarily relates to the reversal of approximately $1.0 million of deferred tax liability resulting from the sale of the directories described in Note 3 to the consolidated financial statements. The deferred tax liability was originally recorded as a result of a business combination in May of 1995 in accordance with Financial Accounting Standards Board Statement No. 109.

LIQUIDITY AND CAPITAL RESOURCES

The Company, as of March 31, 1997, had $2,088,963 in cash and cash equivalents and $6,238,099 in working capital. Its current ratio is 2:1. Working capital and the current ratio increased from that as of September 30, 1996 due to the sale of the directories described in Note 3 to the consolidated financial statements. Proceeds from the issuance of common stock of $722,317, from borrowings from related parties of $227,157, from collections on notes receivable of $217,256, from collections from a receivable from an affiliate of $1,048,075 and from cash received from sales of directories of $500,000 were used to fund operating activities of $1,903,216, for principal payments on borrowings of $556,001, and to acquire property, furniture and equipment of $212,939.

The Company currently has a $1,300,000 revolving line of credit with its primary lender whereby the Company may borrow up to 75% of its billed directory accounts receivable under 60 days old. As of March 31, 1997, $200,000 was outstanding on this line. The Company failed to meet a covenant associated with the line of credit requiring net income to be at least 2.5% of sales for the year September 30, 1996. The Company's lender waived the event of default subject to agreement that proceeds from sales of assets of the directory division be applied to the line of credit until paid in full. $500,000 was paid on the line from proceeds from sales of directories during the three months ended March 31, 1997. Availability of additional amounts on the line of credit may be limited. Additionally, the line may not be available as the Company's directories are sold and the accounts receivable are collected. The outstanding balance of $200,000 on the line of credit is classified as current in the consolidated balance sheet.

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

                           PART II - OTHER INFORMATION



Item 6.   Exhibits and Reports on Form 8-K.

(a)       List of Exhibits:

          27.0     Financial Data Schedule

(b)       Reports on Form 8-K:

          There was one current report on Form 8-K dated February 25, 1997 filed during the quarter ended March 31, 1997 that reported under Item 2 the sales of six of the yellow page directories owned by the Company and that filed the Sale and Purchase Agreement relating thereto under Item
          7. Also, during the quarter the Company filed an amendment to its Current Report on Form 8-K dated July 23, 1996 to add the pro forma financial information required by Item 7.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  May 14, 1997               FRONTEER FINANCIAL HOLDINGS, LTD.
       ------------                   a Colorado Corporation



                                  By: /s/ R. A. Fitzner
                                      ------------------------------------------
                                      R. A. Fitzner, Jr.,  Chairman of the Board



                                  By: /s/ Gary L. Cook
                                      ------------------------------------------
                                      Gary L. Cook
                                      Principal Accounting Officer

                                  Exhibit Index



Exhibit                 Description
-------                 -----------

27.0                    Financial Data Schedule