Form 10-K/A
period 1996-09-30
FRONTEER FINANCIAL HOLDINGS LTD
filed 1997-06-12
CIK 844780

FORM 10-K/A
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the  transition  period from            to              .
                                 ----------    -------------

Commission file Number: 17637


                        Fronteer Financial Holdings, Ltd.
              ----------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

          Colorado                                           45-0411501
 ------------------------------                  ------------------------------
(State or other jurisdiction of                 (I.R.S. Employer Identification
 incorporation or organization                              Number)

                         1700 Lincoln Street, 32nd Floor
                                Denver, CO 80203
                     --------------------------------------
                    (Address of Principal Executive Offices)

Registrant's telephone number, including area code: (303) 860-1700

Securities registered pursuant to Section 12(g) of the Act:

                          $0.01 Par Value Common Stock
                           ---------------------------
                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and, (2) has been subject to such filing requirements for the past 90 days.

          YES  [X}       NO  [ ]

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

     On December 23, 1996, RAF received notification of an arbitration award in NASD Arbitration No. 95-00966, William J. Chesnut, et al. v. RAF Financial Corporation, et al that was originally filed on March 2, 1995. The claimants in that case alleged that RAF had fraudulently conspired to market certain low-priced, speculative, NASDAQ stocks while misrepresenting and failing to disclose material facts regarding these stocks to the claimants resulting in damages in excess of $1,100,000.00. A hearing on these claims was held from September 16-21, 1996 in Raleigh, North Carolina and, in the award mentioned above, the arbitration panel awarded the two claimants a total of $19,874.50. A provision for the award has been provided for in the accompanying consolidated financial statements.

     Additionally, on December 23, 1996, RAF received notification of an arbitration award in NASD Arbitration No. 95-05062, Chang, et al. v. RAF Financial Corporation that was originally filed on October 21 1995. The allegations in that case relate to a private placement sold by a former broker at RAF all of which sales occurred prior to his employment by RAF. These sales occurred without RAF knowledge or approval by RAF; RAF did not participate in these sales in any way, nor were any related transactions reflected on RAF books and records. In a split decision of the arbitration panel, damages were awarded in the amount $424,824.00 against RAF. The chairman of the arbitration panel dissented from this decision and stated that RAF should be required to pay no damages. RAF believes this is an aberrant award and has appealed. A provision for the award has been provided for in the accompanying consolidated financial statements.

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

Results of Operations


Year Ended September 30, 1996 Compared to Nine Months Ended September 30, 1995

     Revenues for the year ended September 30, 1996 were $28,786,905 compared to revenues for the nine months ended September 30, 1995, of $17,169,754. Besides the increased number of months of activity for the year ended September 30, 1996, the increase is due to increased revenues from computer hardware and software operations and an increase in broker/dealer commissions offset by declines in the directory business.

     Directory revenues for the year ended September 30, 1996 were $6,888,245, compared to $3,625,038 for the nine months ended September 30, 1995. This increase is primarily due to there only being five months of Directory activity in the nine months ended September 30, 1995 offset by decreases from the Company's sale of 10 of its telephone directories to Telecom.

     Brokerage commissions for the year ended September 30, 1996 were $10,825,987, an increase of $3,774,621 over brokerage commissions for the nine months ended September 30, 1995. Besides the increased number of months of activity for the year ended September 30, 1996, the increase is primarily due to the opening of two new branch offices in Chicago, Illinois and Metairie, Louisiana during the second quarter of fiscal year 1996. RAF intends on continuing to increase its sales force and has opened an office in Dallas, Texas, subsequent to September 30, 1996. RAF intends on opening an additional office during the second quarter of fiscal 1997.

     Computer hardware and software revenues for the year ended September 30, 1996 were $6,538,540, up $3,302,384 over revenues for the nine months ended September 30, 1995. Besides the increased number of months of activity for the year ended September 30, 1996, the increase is in large part due to increased work as a result of the sale of the Clearing Operation, including programming and other projects for MSI.

     Directory cost of sales for the year ended September 30, 1996 were $4,987,337, compared to $3,454,454 for the nine months ended September 30, 1995. The increase is primarily due to there only being five months of activity in the nine months ended December 31, 1996 offset by decreases relating to the sale of 10 telephone directories to Telecom.

     Broker/dealer commissions expense for the year ended September 30, 1996 of $8,171,445 is up $3,122,237 over the nine months ended September 30, 1995. Besides the increased number of months of activity for the year ended September 30, 1996, this correlates directly with the increase in brokerage commission revenues as a result of the new branch office openings.

     Computer cost of sales of $5,381,097 is up $2,450,900 over the nine months ended September 30, 1995. Besides the increased number of months of activity for the year ended September 30, 1996, this is consistent with the increase in computer hardware and software revenues.

     General and administrative expenses for the year ended September 30, 1996 of $12,118,998 increased $5,160,781 over the nine months ended September 30, 1995. Besides the increased number of months of activity for the year ended September 30, 1996, this increase results from the opening of the Chicago, Illinois and Metairie, Louisiana offices, increases related to the Company's telemarketing division and provisions in the consolidated financial statements for legal arbitration judgments awarded against RAF in December 1996 of approximately $450,000.

     Depreciation and amortization for the year ended September 30, 1996 was $1,220,142, up $655,731 compared to the nine months ended September 30, 1995. Besides the increased number of months of activity for the year ended September 30, 1996, the increase is due to the opening of the Chicago, Illinois and Metairie, Louisiana offices, and equipment purchased in the telemarketing division.

     The gain on the sale of the Clearing Operation of $1,332,974 relates to the sale of the Clearing Operation and is net of commission and transaction costs of $167,026.

     Interest income and interest expense for the year ended September 30, 1996 of $659,997 and $488,796, respectively, are comparable to amounts for the nine months ended September 30, 1995, given the increased number of months in the amounts for the year ended September 30, 1996.

     Equity in loss of affiliate of $19,330 for the year ended September 30, 1996 relates to the Company's 20% interest in the operating activity of MSI since the sale of the Clearing Operation. The minority interest in earnings of $87,626 represents the minority shareholders' interest in the earnings of Secutron for the year ended September 30, 1996.

Nine Months Ended  September 30, 1995 Compared With Year Ended December 31, 1994

     Revenues for the nine months ended September 30, 1995 were $17,169,754, an increase of $910,854 over revenues of $16,258,900 for the year ended December 31, 1994. This increase is due to the accounting for the business combination and the increase in brokerage commissions offset by decreases in investment banking activity.

     Directory revenues for the year ended December 31, 1994 are zero due to the business combination in that directory revenues are only reflected since May 1, 1995.

     Brokerage commissions for the nine months ended September 30, 1995, were $7,051,366 compared to $5,792,268 for the year ended December 31, 1994. This amounts to an increase of $1,259,098, over the year ended December 31, 1994. This increase resulted in large part from RAF's new sales offices in Reston, Virginia and Atlanta, Georgia, which were opened during the year ended December 31, 1994, as well as from the addition of brokers in existing sales offices offset by a decreased number of months activity in the nine months ended September 30, 1995.

     Various changes in the way the Company evaluates its business opportunities took place during the nine months ended September 30, 1995. RAF's bank services division was sold to Sheshunoff Information Services, Inc. during the nine months ended September 30, 1995. This completely eliminated bank services as a revenue source, while the bank services division produced revenue of over $1,150,000 during the year ended December 31, 1994. Revenues from clearing operations, included in other broker/dealer revenues in the consolidated statements of operations, also declined significantly during the nine months ended September 30, 1995 from $1,079,931 for the year ended December 31, 1994 to revenues of $182,215 for the nine months ended September 30, 1995. Factors specifically related to the clearing business and its capital requirements made the Company's clearing business uncompetitive during the nine months ended September 30, 1995.

     Investment banking revenues for the nine months ended September 30, 1995 of $1,340,573 were lower than revenues of $3,032,968 for the year ended December 31, 1994. This is primarily due to a decrease in activity, the continued unpredictable impact of interest rate fluctuation, and an amendment to the Colorado State Constitution, which placed many restrictions on public financing in the State of Colorado.

     Directory cost of sales for the year ended December 31, 1994 is zero due to the business combination in that directories cost of sales are only reflected since May 1, 1995.

     Broker/dealer commissions for the nine months ended September 30, 1995 increased by $785,543 compared to the year ended December 31, 1994. This increase is consistent with an increase in commission revenues.

     General and administrative expenses for the nine months ended September 30, 1995 were $6,958,217. This compares to $9,628,592 for the year ended December 31, 1994. The decrease relates to there being fewer months of activity in the nine months ended September 30, 1995.

     Depreciation and amortization for the nine months ended September 30, 1995 increased $168,839 compared to $395,572 for the year ended December 31, 1994 primarily because of amortization of directory costs not included in the year ended December 31, 1994.

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

                           SUMMARY COMPENSATION TABLE

                                                                     Long Term
                                                                   Compensation
                                Annual Compensation                   Awards
                               ----------------------              ------------
                                                        Other
                                                        Annual      Securities    All Other
Name and                Period                          Compen-     Underlying    Compensa-
Principal Position      Ended   Salary($)     Bonus($)  sation(4)   Options(#)     tion($)
------------------      ------- ---------     -------   --------    ----------    ---------

Dennis W. Olson ......  1996    123,500(a)     9,000          (c)           0              0
  President of the      1995    119,710       10,000          (c)           0        100,000(e)
  Company               1994    113,960       12,000          (c)           0              0

Robert A. Fitzner, Jr.. 1996    162,000(b)    40,000            0           0         76,300(e)
  Chairman of the       1995    162,000(b)    40,000            0           0          1,279(e)
 Board of Directors,    1994    167,500(b)    40,000            0           0          1,337(e)
 and President of RAF

Robert L. Long, ....... 1996    272,612(d)         0            0     800,000        667,236(e)
  Secretary of the      1995    320,500(d)         0            0           0              0
 Company,  and          1994    453,551(d)         0            0           0              0
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

                      Option/SAR Grants in Last Fiscal Year
                               Individual Grants

                       Number of        % of Total
                       Securities       Options/       Exercise
                       Underlying       SARs Granted   or Base
                       Options/SARs     to Employees   Price         Expiration
Name                   Granted (#)      in Fiscal Year ($/Sh)        Date
----                   ------------     -------------- --------      ----------
Robert L Long ....    160,000(1)(2)          9%        $0.625        9/09/2006
                      640,000(1)(3)         21%        $0.625            (3)

(1)  The options were granted to Mr. Long on September 10, 1996.

(2)  Includes options granted to Mr. Long on September 10, 1996.

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

                                                             Number of Securities
                                                            Underlying Unexercised        Value of In-the-Money
                                                                 Options at                      Options at
                                                           September 30, 1996(#)           September 30,1996($)(1)
                   Shares Acquired      Value              --------------------            ----------------------
Name                on Exercise(#)    Realized($)     Exercisable/     Unexercisable    Exercisable/  Unexercisable
----                -------------     ----------      -----------      -------------    -----------   -------------
Dennis W. Olson           - 0 -         - 0 -          100,000            - 0 -            - 0 -          - 0 -
Robert L. Long            - 0 -         - 0 -          238,125(2)       640,000(2)         - 0 -          - 0 -

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

     As of January 1, 1995, the Company entered into an employment agreement with its president, Dennis W. Olson. The employment agreement was for a term of three years ending January 1, 1998; provided for annual compensation and benefits; provided that upon full disability, Mr. Olson would be entitled to full salary for three months, two thirds salary for three months, and one half salary for six months; provided that the employment agreement would be binding upon any successor to the Company; and provided that, upon the expiration of the employment agreement, the Company was required, at Mr. Olson's option, to purchase from him up to 500,000 shares of the Company's Common Stock at $1.00 per share. By letter dated May 19, 1997, the Company advised Mr. Olson that it is the Company's position that Mr. Olson's employment agreement is void. By agreement dated June 4, 1997, Mr. Olson acknowledged that the provision requiring the Company to purchase from him up to 500,000 shares of the Company's common stock at $1.00 per share is not binding on the Company and is void and unenforceable and agreed to not challenge the position of the Company.

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


                                              /s/ KPMG Peat Marwick LLP
                                              KPMG Peat Marwick LLP


Denver, Colorado
December 20, 1996

                         PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements.

               FRONTEER FINANCIAL HOLDINGS, LTD. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                         September 30,  September 30,
                                                                             1996          1995
                                                                          -----------   ------------
        ASSETS

CURRENT ASSETS:

  Cash and cash equivalents .........................................   $ 2,070,320     2,148,675

  Broker/dealer customer receivables ................................          --       5,004,686
  Receivables from brokers or dealers and
      clearing organizations:
      Affiliate .....................................................     1,444,091          --

      Other .........................................................       166,347       340,995
  Trade receivables, net allowance for doubtful accounts of
      $59,209 and $65,628 as of September 30, 1996 and
      1995, respectively ............................................     3,330,194     3,323,071

  Receivable from affiliate .........................................     1,048,075          --

  Other receivables .................................................       177,120       237,489

  Securities owned, at market value .................................     1,882,049     1,374,725

  Current portion of long-term notes receivable .....................       389,843       731,766

  Deferred directory costs ..........................................       431,436       438,412

  Deferred income taxes .............................................       196,846       368,374

  Other assets ......................................................       450,830       412,967
                                                                        -----------   -----------
       Total current assets .........................................    11,587,151    14,381,160

PROPERTY, FURNITURE AND EQUIPMENT, net
    of accumulated depreciation .....................................     2,270,311     1,698,488

DIRECTORY PUBLISHING RIGHTS AND OTHER

Net of accumulated amortization of $693,090 and
  $161,886 as of September 30, 1996 and 1995, respectively ..........     4.271,789     4,530,883

OTHER LONG TERM ASSETS ..............................................        55,428       109,091
                                                                        -----------   -----------
       Total assets .................................................   $18,184,679    20,719,622
                                                                        ===========   ===========
         (Continued)




               FRONTEER FINANCIAL HOLDINGS, LTD. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS, CONTINUED

                                                         September 30,  September 30,
                                                             1996          1995
                                                         ------------    ------------
    LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:

  Accounts payable, accrued expenses,
    and other liabilities ..........................   $ 3,405,723     2,958,180

  Broker/dealer customer payables ..................          --       2,181,284

  Payables to brokers or dealers and
   clearing organizations ..........................          --       1,999,687

  Deposits from clearing correspondent
    brokers or dealers, net ........................          --         483,319

  Current portion of long-term debt ................     1,435,208       939,706

  Notes payable to related parties .................       367,900       548,900

  Deferred revenue .................................       623,058       639,184

  Income taxes payable .............................        96,284       207,643

  Other current liabilities ........................       668,107       292,899
                                                       -----------   -----------
       Total current liabilities ...................     6,596,280    10,250,802

LONG-TERM DEBT, NET OF CURRENT PORTION .............     2,575,967     1,974,226

DEFERRED RENT CONCESSIONS ..........................     1,768,827     1,794,631

DEFERRED INCOME TAXES ..............................       914,062     1,085,590
                                                       -----------   -----------
       Total liabilities ...........................    11,855,136    15,105,249
                                                       -----------   -----------
MINORITY INTEREST IN SUBSIDIARY ....................       243,997       172,783
                                                       -----------   -----------

STOCKHOLDERS' EQUITY:

   Series A voting cumulative preferred stock,
      authorized 25,000,000 shares, $0.10 par value,
      87,500 shares issued and outstanding at
      September 30, 1995, redeemed in 1996 .........          --         875,000

            (Continued)





               FRONTEER FINANCIAL HOLDINGS, LTD. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS, CONTINUED

                                                                September 30,   September 30,
                                                                    1996            1995
                                                                ------------    ------------
Common stock; authorized 100,000,000 shares,
   $0.01 par value; 16,141,944 and 12,470,977 shares issued and
   outstanding at September 30, 1996 and 1995, respectively        177,871         125,581

Class B common stock, authorized 10,000,000 shares,
   $0.02 par value; no shares issued ......................           --              --

Additional paid-in capital ................................     11,515,751       6,431,343

Accumulated deficit .......................................     (3,977,842)     (1,560,100)

Unearned ESOP shares ......................................       (350,000)       (350,000)

Treasury stock, 1,645,162 and 87,084 shares at cost, as of
    September 30,  1996 and 1995 respectively .............     (1,280,234)        (80,234)
                                                              ------------    ------------
          Total stockholders' equity ......................      6,085,546       5,441,590
                                                              ------------    ------------
COMMITMENTS AND CONTINGENCIES
          (Notes 2, 9, 11, and 13)

  Total liabilities and stockholders' equity ..............   $ 18,184,679      20,719,622
                                                              ============    ============


See accompanying notes to consolidated financial statements.

               FRONTEER FINANCIAL HOLDINGS, LTD. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                                  Nine Months
                                                                            Year Ended              Ended               Year Ended
                                                                           September 30,         September 30,         December 31,
                                                                               1996                  1995                  1994
                                                                           ------------          ------------          ------------
REVENUE:

Directory ........................................................         $  6,888,245             3,625,038                  --

Brokerage commissions ............................................           10,825,987             7,051,366             5,792,268

Investment banking ...............................................            2,275,217             1,340,573             3,032,968

Trading profits, net .............................................              453,144               830,551               696,814

Other broker/dealer ..............................................              791,001               506,733             3,191,406

Computer hardware and software operations ........................            6,538,540             3,236,156             3,515,230

Telemarketing ....................................................              317,082               149,780                  --

Other ............................................................              697,689               429,557                30,214
                                                                           ------------          ------------          ------------
                                                                             28,786,905            17,169,754            16,258,900
                                                                           ------------          ------------          ------------
COST OF SALES AND OPERATING EXPENSES:

Directory cost of sales ..........................................            4,987,337             3,454,454                  --

Broker/dealer commissions ........................................            8,171,445             5,049,208             4,263,665

Computer cost of sales ...........................................            5,381,097             2,930,197             2,940,511

Telemarketing cost of sales ......................................              607,987               200,543                  --

General and administrative .......................................           12,118,998             6,958,217             9,628,592

Depreciation and amortization ....................................            1,220,142               564,411               395,572
                                                                           ------------          ------------          ------------
                                                                             32,487,006            19,157,030            17,228,340
                                                                           ------------          ------------          ------------
Operating loss ...................................................           (3,700,101)           (1,987,276)             (969,440)
                                                                           ------------          ------------          ------------
OTHER INCOME (EXPENSE):

Gain on sale of Clearing Operation, net ..........................            1,332,974                  --                    --

Interest income ..................................................              659,997               496,316             1,082,576

Interest expense .................................................             (488,796)             (395,777)             (567,901)

Equity in loss of affiliate ......................................              (19,330)                 --                    --
                                                                           ------------          ------------          ------------
                                                                              1,484,845               100,539               514,675
                                                                           ------------          ------------          ------------
Loss before minority interest and income taxes ...................           (2,215,256)           (1,886,737)             (454,765)
                                                                           ------------          ------------          ------------
Minority interest in loss (earnings) .............................              (87,626)               (5,136)              101,339
                                                                           ------------          ------------          ------------
Loss before income taxes .........................................           (2,302,882)           (1,891,873)             (353,426)

Income tax expense ...............................................              (55,799)                 --                    --
                                                                           ------------          ------------          ------------
(Continued)



               FRONTEER FINANCIAL HOLDINGS, LTD. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS, CONTINUED

                                                                                                  Nine Months
                                                                            Year Ended              Ended               Year Ended
                                                                           September 30,         September 30,         December 31,
                                                                               1996                  1995                  1994
                                                                           ------------          ------------          ------------

Net loss .........................................................         $ (2,358,681)           (1,891,873)             (353,426)
                                                                                                                       ============
Preferred stock dividends ........................................              (59,061)              (32,812)               *
                                                                           ------------          ------------
Net loss applicable to common shareholders .......................         $ (2,417,742)           (1,924,685)               *
                                                                           ============          ============
Weighted average number of common shares outstanding .............           13,858,963             9,408,431                *

Loss per common share ............................................         $     (.17 )                  (.20)               *
                                                                           ============          ============

*Due to the limited number of shares outstanding during 1994, presentation of loss per share is not meaningful.

See accompanying notes to consolidated financial statements.

               FRONTEER FINANCIAL HOLDINGS, LTD, AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                                                                      Additional        Accumulated
                                                              Preferred              Common           Paid-in           Earnings
                                                              Stock*                 Stock            Capital           (Deficit)
                                                              ---------              ------           ----------        -----------

Balances at January 1, 1994 ........................       $    823,750                   1                  99             770,511
Series A preferred stock dividend ..................               --                  --                  --               (52,500)
Net Loss ...........................................               --                  --                  --              (353,426)
                                                             ----------           ---------           ---------          ----------
Balances at December 31, 1994 ......................            823,750                   1                  99             364,585
Cancellation of RAFCO preferred and
   Common stock ....................................           (823,750)                 (1)                (99)               --
Shares issued in business combination ..............            875,000             125,581           6,431,343                --
Series A preferred stock dividend ..................               --                  --                  --               (32,812)
Net loss ...........................................               --                  --                  --            (1,891,873)
                                                             ----------           ---------           ---------          ----------
Balances at September 30, 1995 .....................            875,000             125,581           6,431,343          (1,560,100)
Series A preferred stock dividend ..................               --                  --                  --               (59,061)
Purchase of subsidiary shares ......................               --                  --                  (548)               --
Purchase and retirement of
 preferred stock ...................................           (875,000)               --                  --                  --
Proceeds from shares issued through
 private placement, net of issuance
 costs of $614,704 .................................               --                52,290           5,084,956                --
Purchase of common stock ...........................               --                  --                  --                  --
Net loss ...........................................               --                  --                  --            (2,358,681)
                                                             ----------           ---------          ----------          ----------
Balances at September 30, 1996 .....................       $       --               177,871          11,515,751          (3,977,842)
                                                             ==========           =========          ==========          ==========
                                                             Unearned              Treasury
                                                             ESOP Stock            Stock               Total
                                                             ----------            --------            -----
Balances at January 1, 1994 ........................               --                  --          $  1,594,361
Series A preferred stock dividend ..................               --                  --               (52,500)
Net Loss ...........................................               --                  --              (353,426)
                                                             ----------           ---------           ---------
Balances at December 31, 1994 ......................               --                  --             1,188,435
Cancellation of RAFCO preferred and
   Common stock ....................................               --                  --              (823,850)
Shares issued in business combination ..............           (350,000)            (80,234)          7,001,690
Series A preferred stock dividend ..................               --                  --               (32,812)
Net loss ...........................................               --                  --            (1,891,873)
                                                             ----------           ---------           ---------
Balances at September 30, 1995 .....................           (350,000)            (80,234)          5,441,590
Series A preferred stock dividend ..................               --                  --               (59,061)
Purchase of subsidiary shares ......................               --                  --                  (548)
Purchase and retirement of
 preferred stock ...................................               --                  --              (875,000)
Proceeds from shares issued through
 private placement, net of issuance
 costs of $614,704 .................................               --                  --             5,137,246
Purchase of common stock ...........................               --            (1,200,000)         (1,200,000)
Net loss ...........................................               --                  --            (2,358,681)
                                                             ----------          ----------           ---------
Balances at September 30, 1996 .....................           (350,000)         (1,280,234)       $  6,085,546
                                                             ==========          ==========           =========

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

               FRONTEER FINANCIAL HOLDINGS, LTD. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                     Nine Months
                                                                                 Year Ended            Ended             Year Ended
CASH FLOWS FROM OPERATING ACTIVITIES:                                           September 30,       September 30,       December 31,
                                                                                   1996                 1995                1994
                                                                                -------------       -------------       ------------

Net loss ...............................................................        $(2,358,681)         (1,891,873)           (353,426)

Adjustments to reconcile net loss to net cash used by operating activities:

  Gain on sale of Clearing Operation ...................................         (1,332,974)               --                  --

  Depreciation .........................................................            703,052             402,525             395,572

  Amortization of directory costs ......................................            517,090             161,886                --

  Amortization of deferred rent ........................................            (25,804)              6,113             112,730

  Amortization of prepaid compensation .................................            226,736                --                  --

  Provision for bad debts ..............................................               --               598,132               3,550

  Loss (gain) on sale of assets ........................................             30,225             (49,965)               --

  Equity in loss of affiliate ..........................................             19,330                --                  --

  Minority interest in earnings (loss) .................................             87,626               5,136            (101,339)

  Other ................................................................              5,566                --                  --

  Changes in operating assets and liabilities,
    net of  effects from sale of clearing
      operation:

     Decrease (increase) in broker/dealer
     customer receivables, net .........................................         (5,039,631)          8,684,925          (1,914,718)

     Decrease (increase) in receivables from
     brokers or dealers and clearing organizations .....................         (1,658,420)            405,265           1,006,131

     Decrease (increase) in trade receivables ..........................             20,167             635,732             (31,074)

     Decrease in other receivables .....................................             30,369             358,369             205,345

     Decrease (increase) in securities owned,
     net of securities sold but not purchased ..........................           (507,324)             31,489            (430,305)

     Decrease in deferred directory costs ..............................              6,976             191,850                --

     Increase in other assets ..........................................           (267,679)           (112,938)           (624,434)

     Increase (decrease) in accounts payable,
     accrued expenses, and other liabilities ...........................            469,806             207,323            (328,432)

     Decrease in broker/dealer customer payables .......................           (284,451)           (586,477)         (2,671,095)

     Increase (decrease) in payables to brokers
     or dealers and clearing organizations .............................          7,590,197          (9,698,374)          7,206,342

     Decrease in deposits from clearing
     correspondent brokers or dealers ..................................               --              (584,019)         (3,829,190)

     Increase (decrease) in deferred revenue ...........................            (16,126)            315,620                --

     Decrease in income taxes payable ..................................           (111,359)            (85,060)               --

     Increase (decrease) in other current
     liabilities .......................................................            375,208             (27,110)              1,598
                                                                                -----------         -----------         -----------
  Net cash used by operating activities ................................         (1,520,101)         (1,031,451)         (1,352,745)
                                                                                -----------         -----------         -----------
(Continued)


               FRONTEER FINANCIAL HOLDINGS, LTD. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED

                                                                                                     Nine Months
                                                                                 Year Ended            Ended             Year Ended
CASH FLOWS FROM INVESTING ACTIVITIES:                                           September 30,       September 30,       December 31,
                                                                                   1996                 1995                1994
                                                                                -------------       -------------       ------------


  Principal collected on notes receivable ..............................        $   457,480             444,500                --

  Proceeds from sale of assets .........................................             14,498             331,991                --

  Acquisition of other assets ..........................................           (200,000)               --                  --

  Issuance of notes receivable .........................................            (51,218)           (792,425)               --

  Purchase of property, furniture and equipment ........................         (1,409,092)           (278,977)           (387,105)

  Cash received from sale of directories and
  other assets .........................................................               --             1,619,622                --

  Proceeds from sale of Clearing Operation,
  net of cash sold of $1,824,118 .......................................            312,133                --                  --

  Other investing activities ...........................................             (7,797)             17,741                --
                                                                                -----------         -----------         -----------
  Net cash provided (used) by investing
  activities ...........................................................           (883,996)          1,342,452            (387,105)
                                                                                -----------         -----------         -----------
CASH FLOWS FROM FINANCING ACTIVITIES:

  Net proceeds (payments) on short-term borrowings .....................            725,000            (675,000)               --

  Borrowings on long-term notes payable ................................            743,055             529,800             243,542

  Net (payments) borrowings from related parties .......................           (181,000)            483,000                --

  Principal payments on long-term borrowings ...........................         (1,947,538)           (564,853)           (156,103)

  Net proceeds from issuance of common stock ...........................          5,137,246                --                  --

  Dividends on preferred stock .........................................            (59,061)            (32,812)            (52,500)

  Purchase of preferred stock ..........................................           (875,000)               --                  --

  Purchase of common stock .............................................         (1,200,000)               --                  --

  Other financing activities ...........................................            (16,960)           (179,115)               --
                                                                                -----------         -----------         -----------
  Net cash provided (used) by financing activities .....................          2,325,742            (438,980)             34,939
                                                                                -----------         -----------         -----------
NET DECREASE IN CASH AND CASH EQUIVALENTS ..............................            (78,355)           (127,979)         (1,704,911)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD .........................          2,148,675           2,276,654           3,981,565
                                                                                -----------         -----------         -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD ...............................        $ 2,070,320           2,148,675           2,276,654
                                                                                ===========         ===========         ===========
(Continued)



               FRONTEER FINANCIAL HOLDINGS, LTD. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED


SUPPLEMENTAL DISCLOSURES RELATED TO STATEMENTS OF CASH FLOWS

    Supplemental disclosures of cash flow information:

                                                                                      Nine Months
                                                                   Year Ended           Ended             Year Ended
                                                                 September 30,       September 30,       December 31,
                                                                     1996                1995                1994
                                                                 -------------       -------------       ------------

   Cash payments for:
     Interest .............................................       $479,364            $398,161             $574,827
                                                                  ========            ========             ========
     Income Taxes .........................................       $177,079            $135,060               ------
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

     It is the policy of the Company to provide depreciation using the accelerated and straight-line methods based on the estimated useful lives of the assets as follows:

                                                     Estimated
                         Description                 Useful Life
                         -----------                 -----------
                         Real Property                40 years

                         Furniture & Vehicles         3-5 years

                         Equipment                    5-10 years

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

A summary of the gain and certain cash flow information relating to the sale of the Company's Clearing Operation is as follows:

   Gain on Sale of Clearing Operation:
     Sale Price                                                     $ 3,000,000
     Net Assets of Clearing Operation at closing date                   351,352
                                                                     ----------
       Adjusted sale price                                            3,351,352

   Less:
     Net assets of Clearing Operation at closing date                  (351,352)
     Transaction costs, including commissions of $125,000
       paid to certain officers of the Company                         (167,026)
     Loan payable to MSI                                             (1,500,000)
                                                                     ----------
       Gain on sale of Clearing Operation                            $1,332,974
                                                                     ==========

               FRONTEER FINANCIAL HOLDINGS, LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     SEPTEMBER 30, 1996 AND 1995, CONTINUED

  Cash flow information:
     Sale price                                                      $3,000,000
     Net assets of Clearing Operation at closing date                   351,352
                                                                     ----------
       Adjusted sale price                                            3,351,352

  Less:
     Transaction costs, including commissions                          (167,026)
     Receivable from MSI                                             (1,048,075)
     Cash sold as part of net assets of Clearing Operation           (1,824,118)
                                                                     ----------
       Cash proceeds from sale of Clearing Operation                 $  312,133
                                                                     ==========

The following unaudited condensed pro forma information presents unaudited results of operations of the Company as if the sale of the Clearing Operation and Plan of Reorganization and Exchange Agreement discussed in Note 1 had occurred on January 1, 1995:

                                      Year Ended             Nine Months Ended
                                  September 30, 1996         September 30, 1995
                                  ------------------         ------------------
      Revenue                        $27,901,000                 20,681,000
                                      ==========                 ==========
      Net loss                       ($1,188,000)                  (612,000)
                                      ==========                 ==========
      Loss  per common share               ($.09)                      (.07)
                                            ====                       ====

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

                                                                                               September 1996
                                               Total            1988 Plan        1996 Plan         Plan          Non Qualified
                                               -----            ---------        ---------     --------------    -------------
   Outstanding as of
   September 30, 1995 ...............          420,000              --               --               --            420,000
   Expired ..........................          (80,000)             --               --               --            (80,000)
   Granted ..........................        3,050,000           557,000        1,250,000        1,243,000             --
                                             ---------           -------        ---------        ---------         ---------
Outstanding as of
   September 30, 1996 ...............        3,390,000           557,000        1,250,000        1,243,000          340,000
                                             =========           =======        =========        =========         =========
 Expiration dates:
   August 25, 1997 ..................          340,000              --               --               --            340,000

   September 9, through
   December 31, 2006 ................        1,780,000           557,000          660,000          563,000             --
   September 9, through
    December 31, 2007 ...............          360,000              --            160,000          200,000             --
   September 9, through
    December 31, 2008 ...............          320,000              --            160,000          160,000             --
   September 9, through
    December 31, 2009 ...............          320,000              --            160,000          160,000             --
   September 9, 2010 ................          270,000              --            110,000          160,000             --
                                             ---------           -------        ---------        ---------         ---------
 Outstanding as of
    September 30, 1996 ..............        3,390,000           557,000        1,250,000        1,243,000          340,000
                                             =========           =======        =========        =========         =========

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

               FRONTEER FINANCIAL HOLDINGS, LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     SEPTEMBER 30, 1996 AND 1995, CONTINUED


NOTE 4 - SECURITIES OWNED

Securities owned by the Company consist of the following:

                                           September 30,   September 30,
                                              1996             1995
                                           -------------   ------------

          Corporate securities              $1,584,307      1,302,025

          U.S. government obligations           91,281         53,600

          Municipal obligations                206,461         19,100
                                             ---------      ---------
                                            $1,882,049      1,374,725
                                             =========      =========
NOTE 5 -  NOTES RECEIVABLE

Notes receivable consist of the following:

                               Maturity  Interest  September 30,  September 30,
      Payor                      Date      Rate       1996           1995
      -----                    --------  --------  ------------   ------------

Telecom *USA Publishing .....  12/31/95        0%        --         289,846
Company

Phone Directories ...........  11/01/96     10.0%    $ 109,091      208,265
Company, Inc.

Trepp Risk Management, Inc...  07/01/99     6.46%      123,974      113,242

Former employee, net ........  demand          0%      166,587      160,000

Other notes receivable ......  various    various       34,943       69,504
                                                      --------     --------
                                                       434,595      840,857

Less Current Portion ........                         (389,843)    (731,766)
                                                      --------     --------
                                                     $  44,752      109,091
                                                      ========     ========

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

               FRONTEER FINANCIAL HOLDINGS, LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     SEPTEMBER 30, 1996 AND 1995, CONTINUED


NOTE 7 - PROPERTY, FURNITURE AND EQUIPMENT

Property, furniture and equipment is comprised of the following:

                                      September 30,     September 30,
                                         1996               1995
                                      -------------     -------------

          Real Property                  $561,558         314,048

          Furniture and Equipment       3,446,511       3,458,172

          Vehicles                        163,888         173,443

          Leasehold improvements          360,602         286,572
                                        ---------      ----------
                                        4,532,559       4,232,235

          Accumulated depreciation     (2,262,248)     (2,533,747)
                                        ---------      ----------
                                       $2,270,311       1,698,488
                                        =========      ==========

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

               FRONTEER FINANCIAL HOLDINGS, LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     SEPTEMBER 30, 1996 AND 1995, CONTINUED

NOTE 9 - LONG-TERM DEBT

Long-term debt is comprised of the following:

                                                         Maturity    Interest September 30, September 30,
Payee                                   Collateral       Date        Rate        1996          1995
-----                                   ----------       --------    -------- ------------  ------------
MSI (1) ................................  (1)            (1)         (1)     $1,500,000          --

BNC National Bank (2) ..................  (2)            04-15-97    (2)        725,000          --

Telecom*USA Publishing Company .........  (3)            06-15-99    (3)        500,000         500,000

BNC National Bank (4) ................... ESOP Stock     04-15-97    10.5%      350,000         350,000

Guaranty Bank ........................... Real Property  03-01-01    8.25%      196,667          --

Guaranty Bank ........................... Unsecured      03-01-97    8.75%       74,013         100,000

BNC National Bank ....................... Equipment      3-19-99     10.5%      476,838          --

BNC National Bank ....................... Equipment      6-26-99     10.5%       35,528          --

IBM ..................................... Equipment      04-01-99    11.0%       30,790          --

Kirkwood Bank & Trust ................... Vehicle        12-06-97     9.0%        8,959          14,984

Other Notes ............................. Unsecured      Various    Various     113,380          99,856

Other debt repaid (5) ................... Unsecured      Various    Various       --          1,849,092
                                                                              ---------       ---------
  Total .................................                                     4,011,175       2,913,932

  Less current portion  .................                                    (1,435,208)       (939,706)
                                                                              ---------       ---------
                                                                             $2,575,967       1,974,226
                                                                              =========       =========

                                      F-20

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

NOTE 10 - INCOME TAXES

Income tax expense for the year ended September 30, 1996, consisted of the following:

               Current        $70,799
               Deferred       (15,000)
                              -------
                              $55,799
                              =======
                                      F-21

               FRONTEER FINANCIAL HOLDINGS, LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     SEPTEMBER 30, 1996 AND 1995, CONTINUED

Income tax expense for the year ended September 30, 1996 differs from the amount computed by applying the U.S. Federal statutory tax rate of 34% to loss before income taxes as a result of the following:

     Computed  "expected"  income tax benefit                  $ (782,980)
       Increase  in income  taxes resulting from:
     Nondeductible entertainment expenses                          19,998
     State taxes, net of Federal benefit                           11,000
     Unconsolidated subsidiaries for tax purposes                  55,799
     Change in valuation allowance for deferred tax
       assets                                                     751,982
                                                                  -------
     Income tax expense                                          $ 55,799
                                                                  =======

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

Temporary differences between financial statement carrying amounts and the tax bases of assets and liabilities that result in significant deferred tax assets and liabilities are as follows:
                                                September   September
                                                 30, 1996    30, 1995
     Deferred tax assets:                       ---------   ---------
       Deferred rent concessions                $682,000      685,000
       Forgivable loan                           570,000        --
       Deferred revenue on directory sales       237,000      243,000
       Accrued expenses                          255,000      137,000
       Allowance for doubtful accounts            26,000       60,000
       Investments in subsidiaries
          and affiliates                         100,000       66,000
       Contribution and operating loss
          carryforwards                          187,000      122,693
                                               ---------    ---------
       Gross deferred tax assets               2,057,000    1,313,693
       Valuation allowance                    (1,086,216)    (157,915)
                                               ---------    ---------
     Deferred tax assets after valuation
      allowance                                  970,784    1,155,778

Deferred tax liabilities:
   Directory acquisition costs                (1,623,000)  (1,722,000)
   Property and equipment                        (65,000)     (80,000)
   Installment sales on directories                 --        (61,000)
   Deferred directory costs and other               --         (9,994)
                                               ---------    ---------
   Gross deferred tax liabilities             (1,688,000)  (1,872,994)
                                               ---------    ---------
   Net deferred tax liability                  ($717,216)   ( 717,216)
                                               =========    =========

               FRONTEER FINANCIAL HOLDINGS, LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     SEPTEMBER 30, 1996 AND 1995, CONTINUED

The net deferred tax liability is presented in the accompanying consolidated balance sheets as follows:

                                                September 30,  September 30,
                                                    1996           1995
                                                -------------  -------------

     Net current deferred tax asset               $196,846        368,374

     Net long-term deferred tax liability         (914,062)    (1,085,590)
                                                  --------      ---------
     Net deferred tax liability                  ($717,216)      (717,216)
                                                  ========      =========

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

The Company is a defendant in certain arbitration and litigation matters arising from its activities as a broker/dealer. In the opinion of management and in-house counsel, these matters including any damages awarded against the Company have been adequately provided for in the accompanying consolidated financial statements, and the ultimate resolution of the arbitration and litigation will not have a significant adverse effect on the consolidated results of operations or the consolidated financial position of the Company.

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

               FRONTEER FINANCIAL HOLDINGS, LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     SEPTEMBER 30, 1996 AND 1995, CONTINUED

NOTE 14 - OFFICER LIFE INSURANCE

As of September 30, 1996, the Company is the owner-beneficiary of term life insurance policies on the lives of two officers:

               Name                 Face Amount
               ----                  of Policy
                                    ----------

               Dennis Olson         $1,000,000

               Robert A. Fitzner    $2,500,000

NOTE 15 - SEGMENT REPORTING

Information regarding business segments is summarized below. Operations for the Directory Division, including FPS and FMG, are included from May 1, 1995, the effective date of the business combination. Operations for RAF and Secutron are for the year ended September 30, 1996 and for the nine months ended September 30, 1995.

                          Year ended September 30, 1996
                          -----------------------------
                                           Directory                                                        Adj. and
                                           Business       FMG           RAF          Secutron      Others  Eliminations Consolidated
                                           ---------      ---           ---          --------      ------  ------------ ------------
Revenues from
  unaffiliated customers .............   $6,956,847      317,349     14,830,681     6,538,540      143,488        --    $28,786,905

Intersegment revenues ................       25,189         --             --         437,051       45,124    (507,364)        --
                                         ----------    ---------    -----------    ----------    ---------   ---------  -----------
Total revenues .......................    6,982,036      317,349     14,830,681     6,975,591      188,612    (507,364)  28,786,905
                                         ----------    ---------    -----------    ----------    ---------   ---------  -----------
Operating profit (loss) ..............     (688,953)    (635,573)    (2,647,327)      281,775      (10,023)       --     (3,700,101)

Other income (expense), net ..........     (244,503)     (89,107)       404,597        (6,742)        --          --         64,245

Gain on sale of Clearing Operation....         --           --        1,332,974          --           --          --      1,332,974
                                         ----------    ---------    -----------    ----------    ---------   ---------  -----------
Loss before income taxes .............   ($ 933,456)    (724,680)      (909,756)      275,033      (10,023)       --    $(2,302,882)
                                         ==========    =========    ===========    ==========    =========   =========  ===========
Depreciation and amortization ........      644,993      186,201        270,419       116,733        1,796        --    $ 1,220,142
                                         ==========    =========    ===========    ==========    =========   =========  ===========
Capital expenditures .................       76,198      793,250        480,004        54,493        5,147        --    $ 1,409,092
                                         ==========    =========    ===========    ==========    =========   =========  ===========
Identifiable assets at September
  30, 1996 ...........................   $9,689,489      954,486      8,729,572     1,456,302      102,170  (2,747,340) $18,184,679
                                         ==========    =========    ===========    ==========    =========  ===========  ==========


               FRONTEER FINANCIAL HOLDINGS, LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     SEPTEMBER 30, 1996 AND 1995, CONTINUED


                      Nine months ended September 30, 1995
                      ------------------------------------
                                           Directory                                                        Adj. and
                                           Business       FMG           RAF          Secutron      Others  Eliminations Consolidated
                                           ---------      ---           ---          --------      ------  ------------ ------------
Revenues from
  unaffiliated customers .............  $ 3,687,287      149,780      9,854,160     3,236,156      242,371        --    $17,169,754

Intersegment revenues ................       22,414         --             --         392,208         --      (414,622)        --
                                         ----------    ---------    -----------    ----------    ---------   ---------  -----------
Total revenues .......................    3,709,701      149,780      9,854,160     3,628,364      242,371    (414,622)  17,169,754
                                         ----------    ---------    -----------    ----------    ---------   ---------  -----------
Operating profit (loss) ..............     (983,794)     (94,922)    (1,053,916)       25,991      119,365        --     (1,987,276)

Other income, net ....................      (93,370)      (8,322)       244,126        (7,662)     (39,369)       --         95,403
                                         ----------    ---------    -----------    ----------    ---------   ---------  -----------
Loss before income taxes .............  $(1,077,164)    (103,244)      (809,790)       18,329       79,996        --    $(1,891,873)
                                         ==========    =========    ===========    ==========    =========   =========  ===========
Depreciation and amortization ........  $   222,075       15,271        248,066        63,721       15,278        --    $   564,411
                                         ==========    =========    ===========    ==========    =========   =========  ===========
Capital expenditures .................       11,962       16,793        160,043        59,476       30,703        --    $   278,977
                                         ==========    =========    ===========    ==========    =========   =========  ===========
Identifiable assets at September
  30, 1995 ...........................  $10,268,418      127,651     13,787,104       711,883       62,398  (4,237,832) $20,719,622
                                         ==========    =========    ===========    ==========    =========  ===========  ==========



Identifiable assets by industry are those assets that are used in the Company's operations in each industry.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  June 2, 1997              FRONTEER FINANCIAL HOLDINGS, LTD.
                                  a Colorado corporation


                                  By: /s/ Dennis W. Olson
                                      ------------------------------------------
                                      Dennis W. Olson, President and Chief
                                      Executive Officer


                                  By: /s/ Gary L. Cook
                                      ------------------------------------------
                                      Gary L. Cook, Principal Accounting Officer


     Pursuant to the requirements of the Securities Exchanges Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


Date                Name and Title                   Signature
----                --------------                   ---------

June 2, 1997      Dennis W. Olson, Director          /s/ Dennis W. Olson
                                                     --------------------------

June 2, 1997      Robert A. Fitzner, Jr., Director   /s/ Robert A. Fitzner, Jr.
                                                    ---------------------------

June 2, 1997      Robert L. Long, Director          /s/ Robert L. Long
                                                    ---------------------------