Form 10-Q/A
period 1996-12-31
FRONTEER FINANCIAL HOLDINGS LTD
filed 1997-06-13
CIK 844780

FORM 10-QA

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1996

                                       OR
[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the  transition  period from            to              .
                                 ----------    -------------
Commission file number     0-17637

                        Fronteer Financial Holdings, Ltd.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)


          Colorado                                        45-0411501
 ------------------------------                 -------------------------------
(State of other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)


               1700 Lincoln Street, Suite 3200, Denver, CO, 80203
               --------------------------------------------------
                    (Address of principal executive offices)

                                 (303) 860-1700
               -------------------------------------------------
              (Registrant's telephone number, including area code)


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

                         PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

               FRONTEER FINANCIAL HOLDINGS, LTD. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                             December 31, 1996  September 30, 1996
                                                             -----------------  ------------------
                         ASSETS                                  (Unaudited)
CURRENT ASSETS:
Cash and cash equivalents ...................................   $ 2,680,292        2,070,320
Receivables from brokers or dealers and clearing
   organizations:
      Affiliate .............................................     1,957,335        1,444,091
      Other .................................................       142,905          166,347
Trade receivables, net ......................................     4,056,304        3,330,194
Receivable from affiliate ...................................          --          1,048,075
Other receivables ...........................................       435,986          177,120
Securities owned, at market value ...........................     1,519,047        1,882,049
Current portion of long-term notes receivable ...............        44,752          389,843
Deferred directory costs ....................................       324,662          431,436
Deferred income taxes .......................................       196,846          196,846
Other assets ................................................       518,043          450,830
                                                                 ----------       ----------

     Total current assets ...................................    11,876,172       11,587,151

PROPERTY, FURNITURE AND EQUIPMENT, net
   of accumulated depreciation ..............................     2,207,645        2,270,311

DIRECTORY PUBLISHING RIGHTS AND OTHER
   net of accumulated amortization of  821,378 and 693,090 as of  December 31, 1996 and  September 31, 1996,
   respectively .............................................     4,143,501        4,271,789

OTHER LONG TERM ASSETS ......................................       172,621           55,428
                                                                 ----------       ----------

     Total assets ...........................................   $18,399,939       18,184,679
                                                                 ==========       ==========

(Continued)




               FRONTEER FINANCIAL HOLDINGS, LTD. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS, CONTINUED


              LIABILITIES AND STOCKHOLDERS' EQUITY
                                                               December 31, 1996   September 30, 1996
                                                               -----------------   ------------------
                                                                  (Unaudited)
LIABILITIES:
Accounts payable, accrued expenses, and other liabilities ...   $  3,549,261          3,405,723
Current portion of long-term debt ...........................      2,372,675          1,435,208
Notes payable to related parties ............................        345,057            367,900
Deferred revenue ............................................        424,349            623,058
Income taxes payable ........................................        138,647             96,284
Other current liabilities ...................................        268,956            668,107
                                                                ------------       ------------

     Total current liabilities ..............................      7,098,945          6,596,280

LONG-TERM DEBT, NET OF CURRENT PORTION ......................      1,775,043          2,575,967
DEFERRED RENT CONCESSIONS ...................................      1,766,790          1,768,827
DEFERRED INCOME TAXES .......................................        914,062            914,062
                                                                ------------       ------------

     Total liabilities ......................................     11,554,840         11,855,136
                                                                ------------       ------------

MINORITY INTEREST IN SUBSIDIARY .............................        292,761            243,997
                                                                ------------       ------------

STOCKHOLDERS' EQUITY:
Series A voting cumulative preferred stock, authorized
   25,000,000 shares, $0.10 par value, no shares outstanding            --                 --

Common stock authorized  100,000,000 shares, $0.01 par value;
   16,141,944 shares issued and outstanding as of
   September 30, 1996 and 16,871,557 as of December 31,
   1996, net of shares held in treasury .....................        185,067            177,871

Additional paid-in capital ..................................     12,230,872         11,515,751

Accumulated deficit .........................................     (4,233,367)        (3,977,842)

Unearned ESOP shares ........................................       (350,000)          (350,000)

Treasury stock, 1,645,162 shares at cost as of December 31,
   1996 and September 30, 1996 ..............................     (1,280,234)        (1,280,234)
                                                                ------------       ------------

     Total stockholders' equity .............................      6,552,338          6,085,546
                                                                ------------       ------------
     Total liabilities and stockholders' equity .............   $ 18,399,939         18,184,679
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

               FRONTEER FINANCIAL HOLDINGS, LTD. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                Three months ended   Three months ended
                                                                 December 31, 1996    December 31, 1995
                                                                ------------------   ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss .......................................................     (255,525)          (1,151,801)
Adjustments to reconcile net loss to net cash used by
   operating activities:
   Depreciation and amortization ...............................      289,446              225,278
   Provision for bad debts .....................................         --                 58,002
   Equity in loss of affiliate .................................        7,891                  --
   Minority interest in earnings ...............................       48,764                5,007
   Other .......................................................       (2,037)              (2,038)
   Changes in operating assets and liabilities:
      Increase in broker/dealer customer receivables, net ......         --               (574,215)
      Increase in receivables from brokers or dealers and
         clearing organizations ................................     (489,802)            (648,453)
      Decrease (increase) in trade receivables .................     (726,110)              51,108
      Decrease (increase) in other receivables .................     (258,866)              45,987
      Decrease (increase) in securities owned, net of securities
         sold but not yet purchased ............................      109,031             (606,040)
      Decrease in deferred directory costs .....................      106,774               27,627
      Increase in other current assets .........................      (67,213)              (7,929)
      Increase in accounts payable, accrued expenses, and other
         liabilities ...........................................      397,509              271,400
      Decrease in broker/dealer customer payables ..............         --               (921,751)
      Increase in payables to brokers or dealers and clearing
         organizations .........................................         --                396,030
      Increase in deposits from clearing correspondent brokers
         or dealers ............................................         --                978,179
      Decrease in deferred revenue .............................     (198,709)             (75,298)
      Increase (decrease) in income taxes payable ..............       42,363             (160,441)
      Increase (decrease) in other current liabilities .........     (399,151)             198,283
                                                                   ----------           ----------
Net cash used by operating activities ..........................   (1,395,635)          (1,891,065)
                                                                   ----------           ----------

(Continued)






               FRONTEER FINANCIAL HOLDINGS, LTD. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
                                   (Unaudited)



                                                          Three months ended        Three months ended
                                                           December 31, 1996         December 31, 1995
                                                          ------------------        ------------------
CASH FLOWS FROM INVESTING ACTIVITIES:

   Principal collected on notes receivable ...............      228,008                 369,499
   Purchase of property, furniture and equipment .........      (98,492)                (62,274)
   Proceeds from receivable from affiliate ...............    1,048,075                    --
   Increase in other long term assets ....................       (8,001)                   --
   Proceeds from sale of assets ..........................         --                     7,465
   Issuance of notes receivable ..........................         --                    (6,000)
                                                             ----------              ----------
Net cash provided by investing activities ................    1,169,590                 308,690
                                                             ----------              ----------
CASH FLOWS FROM FINANCING ACTIVITIES:

   Principal payments to related parties .................      (22,843)                (10,500)
   Principal payments on long-term borrowings ............      (88,457)               (193,738)
   Proceeds from borrowings ..............................      225,000                    --
   Net proceeds from issuance of common stock ............      722,317                    --
   Dividends on preferred stock ..........................         --                   (19,687)
                                                             ----------              ----------
Net cash provided (used) by financing activities .........      836,017                (223,925)
                                                             ----------              ----------
NET INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS ...........................................      609,972              (1,806,300)

CASH AND CASH EQUIVALENTS, BEGINNING OF
   PERIOD ................................................    2,070,320               2,148,675
                                                             ----------              ----------
CASH AND CASH EQUIVALENTS, END OF PERIOD .................    2,680,292                 342,375
                                                             ==========              ==========

SUPPLEMENTAL DISCLOSURES RELATED TO STATEMENTS OF CASH FLOWS

   Supplemental disclosures of cash flow information:


                                                           Three months ended        Three months ended
                                                           December 31, 1996         December 31, 1995
                                                           ------------------        ------------------
Cash payments for:

   Interest ..............................................        61,729                131,121
                                                              ==========              =========
   Income taxes ..........................................        46,597                162,141
                                                              ==========              =========

See accompanying notes to consolidated financial statements.

               FRONTEER FINANCIAL HOLDINGS, LTD. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                                          Additional                       Unearned
                            Preferred         Common      paid-in       Accumulated            ESOP      Treasury
                                stock          stock      capital           deficit           stock         stock             Total
                            ---------        -------      ----------    -----------       ---------      --------         ---------
Balances as of
   September
   30,1996 ...................     --         177,871     11,515,751     (3,977,842)       (350,000)     (1,280,234)      6,085,546

Net proceeds
   from
   issuance of
   common
   stock .....................     --           7,196        715,121           --              --              --           722,317

Net loss .....................     --            --             --         (255,525)           --              --          (255,525)
                               -------       --------     ----------     ----------        --------      ----------       ---------
Balances as of
   December
   31, 1996 ..................     --         185,067     12,230,872     (4,233,367)       (350,000)     (1,280,234)      6,552,338
                               =======       ========     ==========     ==========        ========      ==========

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

NOTE 4 - CONTINGENCIES

On December 23, 1996, RAF received notification of an arbitration award in NASD Arbitration No. 95-05062, Chang, et al, v. RAF Financial Corporation that was originally filed on October 21, 1995. The allegations in that case relate to a private placement sold by a former broker at RAF all of which sales occurred prior to his employment by RAF. These sales occurred without the knowledge or approval by RAF; RAF did not participate in these sales in any way, nor were any related transactions reflected on RAF's books and records. In a spilt decision of the arbitration panel, damages were awarded in the amount of $424,824.00 against RAF. The chairman of the arbitration panel dissented from this decision and stated that RAF should be required to pay no damages. RAF believes this is an aberrant award and has appealed. A provision for the award has been provided for in the accompanying consolidated financial statements.

RAF is a defendant in certain other arbitration and litigation matters arising from its activities as a broker/dealer. In the opinion of management and in-house counsel, these matters have been adequately provided for in the accompanying consolidated financial statements, and the ultimate resolution of the arbitration and litigation will not have a significant adverse effect on the consolidated results of operations or the consolidated financial position of the Company.

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

                           PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

On December 23, 1996, RAF received notification of an arbitration award in NASD Arbitration No. 95-05062, Chang, et al, v. RAF Financial Corporation that was originally filed on October 21, 1995. The allegations in that case relate to a private placement sold by a former broker at RAF all of which sales occurred prior to his employment by RAF. These sales occurred without the knowledge or approval by RAF; RAF did not participate in these sales in any way, nor were any related transactions reflected on RAF's books and records. In a spilt decision of the arbitration panel, damages were awarded in the amount of $424,824.00 against RAF. The chairman of the arbitration panel dissented from this decision and stated that RAF should be required to pay no damages. RAF believes this is an aberrant award and has appealed. A provision for the award has been provided for in the accompanying consolidated financial statements.

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


Date:  June 2, 1997                FRONTEER FINANCIAL HOLDINGS, LTD.
       ------------                a Colorado Corporation



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