Form 10-Q
period 1997-06-30
FRONTEER FINANCIAL HOLDINGS LTD
filed 1997-08-14
CIK 844780

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1997

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

     The registrant had 16,871,557 shares of its $.01 par value common stock outstanding as of August 8, 1997.

                         PART I - FINANCIAL INFORMATION

Item 1.           Financial Statements.


               FRONTEER FINANCIAL HOLDINGS, LTD. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                              ASSETS                                    June 30, 1997  September 30, 1996
                              ------                                    -------------  ------------------
                                                                          (Unaudited)
CURRENT ASSETS:
Cash and cash equivalents ...........................................    $ 1,349,632       2,070,320
Receivables from brokers or dealers and clearing
   organizations:
      Affiliate .....................................................      2,061,632       1,444,091
      Other .........................................................          5,000         166,347
Trade receivables, net ..............................................      2,732,189       3,330,194
Receivables from sales of directories ...............................      1,875,000            --
Receivable from affiliate ...........................................           --         1,048,075
Other receivables ...................................................        279,375         177,120
Securities owned, at market value ...................................      1,291,985       1,882,049
Current portion of long-term notes receivable .......................        172,587         389,843
Deferred directory costs ............................................        209,908         431,436
Deferred income taxes ...............................................        196,846         196,846
Other current assets ................................................        913,608         450,830
                                                                         -----------     -----------

     Total current assets ...........................................     11,087,762      11,587,151

PROPERTY, FURNITURE AND EQUIPMENT, net
    of accumulated depreciation .....................................      2,025,205       2,270,311

DIRECTORY PUBLISHING RIGHTS AND OTHER
   net of accumulated amortization of  $693,090 as of
   September 30, 1996 ...............................................           --         4,271,789

DEFERRED INCOME TAXES ...............................................        708,938            --

OTHER LONG TERM ASSETS ..............................................          9,184          55,428
                                                                         -----------     -----------

     Total assets ...................................................     13,831,089      18,184,679
                                                                         ===========     ===========
(Continued)

               FRONTEER FINANCIAL HOLDINGS, LTD. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS, CONTINUED


         LIABILITIES AND STOCKHOLDERS' EQUITY
         ------------------------------------                           June 30, 1997  September 30, 1996
                                                                        -------------  ------------------
                                                                         (Unaudited)
LIABILITIES:
Accounts payable, accrued expenses, and other liabilities ...........   $  2,843,689       3,405,723
Current portion of long-term debt ...................................      1,939,626       1,435,208
Notes payable to related parties ....................................        449,985         367,900
Income taxes payable ................................................        113,629          96,284
Deferred revenue ....................................................        344,130         623,058
Other current liabilities ...........................................        325,743         668,107
                                                                         -----------     -----------
     Total current liabilities ......................................      6,016,802       6,596,280

LONG-TERM DEBT, NET OF CURRENT PORTION ..............................        969,865       2,575,967
DEFERRED RENT CONCESSIONS ...........................................      1,683,282       1,768,827
DEFERRED INCOME TAXES ...............................................           --           914,062
                                                                         -----------     -----------
     Total liabilities ..............................................      8,669,949      11,855,136
                                                                         -----------     -----------

MINORITY INTEREST IN SUBSIDIARY .....................................        254,635         243,997
                                                                         -----------     -----------

STOCKHOLDERS' EQUITY:
Series A voting cumulative preferred stock, authorized
    25,000,000 shares, $0.10 par value, no shares outstanding .......           --              --

Common stock authorized 100,000,000 shares, $0.01 par
    value; 16,871,557 shares issued and outstanding as of
    June 30, 1997 and 16,141,944 as of September 30,
    1996, net of shares held in treasury ............................        185,067         177,871

Additional paid-in capital ..........................................     12,230,872      11,515,751

Accumulated deficit .................................................     (5,879,200)     (3,977,842)

Unearned ESOP shares ................................................       (350,000)       (350,000)

Treasury stock, 1,645,162 shares at cost as of June 30, 1997
 and September 30, 1996 .............................................     (1,280,234)     (1,280,234)
                                                                         -----------     -----------

     Total stockholders' equity .....................................      4,906,505       6,085,546
                                                                         -----------     -----------
     Total liabilities and stockholders' equity .....................   $ 13,831,089      18,184,679
                                                                         ===========     ===========

See accompanying notes to consolidated financial statements.

               FRONTEER FINANCIAL HOLDINGS, LTD. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                            Nine months ended June 30,         Three months ended June 30,
                                                             1997              1996              1997              1996
                                                             ----              ----              ----              ----
REVENUE:
   Brokerage commissions ..........................     $ 10,814,872         9,480,095         3,623,070         3,439,481
   Investment banking .............................        1,130,594           664,487           130,895           162,833
   Trading profits, net ...........................          129,078           725,798            23,383           131,049
   Other broker/dealer ............................          861,498           607,295           403,497           298,488
   Computer hardware and software operations ......        5,630,246         4,379,324         1,635,068         1,532,988
   Directory ......................................        3,586,196         4,500,000         1,444,269         2,115,086
   Telemarketing ..................................          335,319           222,176            88,978           113,360
   Other ..........................................          169,180           569,692            15,495           373,222
                                                        ------------       -----------       -----------       -----------
                                                          22,656,983        21,148,867         7,364,655         8,166,507
                                                        ------------       -----------       -----------       -----------
COST OF SALES AND OPERATING
   EXPENSES:
   Broker/dealer commissions ......................        7,271,341         6,065,732         2,451,082         2,142,839
   Computer cost of sales .........................        4,323,744         3,815,075         1,212,524         1,341,341
   Directory cost of sales ........................        2,211,319         2,711,995           921,398         1,226,180
   Telemarketing cost of sales ....................          713,842           376,677           198,918           143,432
   General and administrative .....................        9,630,283         8,646,648         3,200,671         3,188,590
   Depreciation and amortization ..................          807,348           694,160           255,185           263,304
                                                        ------------       -----------       -----------       -----------
                                                          24,957,877        22,310,287         8,239,778         8,305,686
                                                        ------------       -----------       -----------       -----------

     Operating loss ...............................       (2,300,894)       (1,161,420)         (875,123)         (139,179)

OTHER INCOME (EXPENSE):
   Net loss on dispositions of assets .............         (988,829)             --            (270,957)             --
   Interest income ................................          117,123           557,500            25,516           231,288
   Interest expense ...............................         (156,704)         (347,332)          (46,639)         (108,530)
   Equity in loss of affiliate ....................          (58,697)             --              (6,929)             --
                                                        ------------       -----------       -----------       -----------
                                                          (1,087,107           210,168          (299,009)          122,758
                                                        ------------       -----------       -----------       -----------
Loss before minority interest and
    income taxes ..................................       (3,388,001)         (951,252)       (1,174,132)          (16,421)
Minority interest in (earnings) losses ............          (10,638)          (48,984)           (3,546)            6,158
                                                        ------------       -----------       -----------       -----------
Loss before income taxes ..........................       (3,398,639)       (1,000,236)       (1,177,678)          (10,263)
Income tax benefit (expense) ......................        1,497,281            (8,397)          536,760              (780)
                                                        ------------       -----------       -----------       -----------
Net loss ..........................................       (1,901,358)       (1,008,633)         (640,918)          (11,043)
Preferred stock dividends .........................             --             (59,063)             --             (19,688)
                                                        ------------       -----------       -----------       -----------
Net loss applicable to common
    shareholders ..................................     $ (1,901,358)       (1,067,696)         (640,918)          (30,731)
                                                        ============       ===========       ===========       ===========
Weighted average number of common shares
    outstanding ...................................       16,723,340        13,193,028        16,871,557        14,645,063
Loss per common share .............................             (.11)             (.08)             (.04)             (.00)
                                                        ============       ===========       ===========       ===========

See accompanying notes to consolidated financial statements.

               FRONTEER FINANCIAL HOLDINGS, LTD. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                           Nine months ended June 30,
                                                                               1997           1996
                                                                               ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss ...............................................................   $(1,901,358)    (1,008,633)
Adjustments to reconcile net loss to net cash used by
 operating activities:
  Net loss on  dispositions  of assets .................................       988,829           --
  Deferred taxes .......................................................    (1,623,000)          --
  Depreciation  and  amortization ......................................       807,348        694,160
  Amortization of prepaid compensation .................................       110,285        174,006
  Equity in loss of affiliate ..........................................        58,697           --
  Minority interest in earnings ........................................        10,638         48,984
  Other ................................................................       (75,545)          (551)
  Changes in operating assets and liabilities:
      Increase in broker/dealer customer receivables, net ..............          --       (5,117,596)
      Increase in receivables from brokers or dealers and
          clearing organizations .......................................      (456,194)      (229,903)
      Decrease in trade receivables ....................................       598,005        511,306
      Increase in other receivables ....................................      (103,755)          (742)
      Decrease (increase) in securities owned, net of securities
          sold but not yet purchased ...................................       340,907       (873,625)
      Decrease (increase) in deferred directory costs ..................       221,528       (200,776)
      Increase in other current assets .................................      (573,063)      (119,273)
      Increase (decrease) in accounts payable, accrued expenses,
          and other liabilities ........................................      (294,614)       152,388
      Decrease in broker/dealer customer payables ......................          --         (324,326)
      Increase in payables to brokers or dealers and clearing
          organizations ................................................          --        5,088,216
      Decrease in deposits from clearing correspondent
           brokers or dealers ..........................................          --          (29,230)
      Decrease in deferred revenue .....................................      (278,928)      (308,634)
      Increase (decrease) in income taxes payable ......................        17,345       (131,750)
      Increase (decrease) in other current liabilities .................      (342,364)       144,417
                                                                           -----------    -----------
Net cash used by operating activities ..................................    (2,495,239)    (1,531,562)
                                                                           -----------    -----------

(Continued)



               FRONTEER FINANCIAL HOLDINGS, LTD. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
                                   (Unaudited)

                                                                           Nine months ended June 30,
                                                                               1997           1996
                                                                               ----           ----
CASH FLOWS FROM INVESTING ACTIVITIES:

   Principal collected on notes receivable .............................       217,256        448,441
   Purchase of property, furniture and equipment .......................      (380,394)    (1,111,311)
   Proceeds from receivable from affiliate .............................     1,048,075           --
   Proceeds from dispositions of assets ................................       702,222          7,465
   Other investing activities ..........................................       (15,326)       (17,697)
                                                                           -----------    -----------
Net cash provided by investing activities ..............................     1,571,833       (673,102)
                                                                           -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:

   Principal loans from (payments to) related parties ..................        82,085        (81,000)
   Principal payments on borrowings ....................................      (601,684)    (1,860,834)
   Proceeds from borrowings ............................................          --          658,055
   Net proceeds from issuance of common stock ..........................       722,317      4,674,916
   Proceeds from subscribed common stock ...............................          --           81,180
   Repurchase of common stock ..........................................          --       (1,200,000)
   Repurchase of preferred stock .......................................          --         (875,000)
   Dividends on preferred stock ........................................          --          (59,063)
   Other financing activities ..........................................          --          (16,958)
                                                                           -----------    -----------
Net cash provided by financing activities ..............................       202,718      1,321,296
                                                                           -----------    -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS ..............................      (720,688)      (883,368)
CASH AND CASH EQUIVALENTS, BEGINNING OF
    PERIOD .............................................................     2,070,320      2,148,675
                                                                           -----------    -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD ...............................     1,349,632    $ 1,265,307
                                                                           ===========    ===========


SUPPLEMENTAL DISCLOSURES RELATED TO STATEMENTS OF CASH FLOWS
                                                                           Nine months ended June 30,
                                                                               1997           1996
                                                                               ----           ----

Cash payments for:

   Interest ............................................................       156,704        347,332
   Income taxes ........................................................       129,831        144,824


See accompanying notes to consolidated financial statements.

               FRONTEER FINANCIAL HOLDINGS, LTD. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                                           Additional                      Unearned
                           Preferred          Common          paid-in     Accumulated          ESOP         Treasury
                               stock           stock          capital         deficit         shares           stock        Total
                           ---------         -------       ----------     -----------      ---------        --------       ------
Balances as of
    Sept. 30,
    1996 .....................     --         177,871     11,515,751     (3,977,842)       (350,000)     (1,280,234)      6,085,546

Net proceeds
    from
    issuance of
    common
    stock ....................     --           7,196        715,121           --              --              --           722,317

Net loss .....................     --            --             --       (1,901,358)           --              --        (1,901,358)
                               ----------   ---------     ----------      ---------      ----------      ----------      ----------

Balances as of
    June 30,
    1997 .....................     --         185,067     12,230,872     (5,879,200)       (350,000)     (1,280,234)      4,906,505
                               ==========   =========     ==========      =========      ==========      ==========     ===========


See accompanying notes to consolidated financial statements.

               FRONTEER FINANCIAL HOLDINGS, LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 1997
                                   (Unaudited)


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

These interim financial statements should be read in conjunction with the Annual Report on Form 10-K as of and for the year ended September 30, 1996. Operating results for the nine or three months ended June 30, 1997, are not necessarily indicative of the results that may be expected for the year ended September 30, 1997.

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

Fronteer Directory Company, a trade name of Fronteer, is engaged in the publishing and distribution of telephone directories, while FPS was engaged in employee leasing (sold effective April 1, 1997), and FMG is engaged in the telemarketing business. RAF operates as a registered securities broker/dealer. Secutron is engaged in industry specific software development and provides consulting services.

               FRONTEER FINANCIAL HOLDINGS, LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1997
                                   (Unaudited)


NOTE 3 - DISPOSITIONS OF ASSETS

On February 25, 1997 McLeod USA Publishing Company (McLeod, formerly known as Telecom USA Publishing Company) purchased six yellow page directories located in North Dakota from the Company for approximately $2,800,000. The purchase price was pursuant to an existing option agreement (Option Agreement) between McLeod and the Company and was based on related directory revenues. Of the proceeds, $1,000,000 was paid March 1, 1997 of which $500,000 was in the form of a payoff of the loan given to the Company pursuant to the Option Agreement. The remainder was to be paid by upon publication of the related directories. As of August 8, 1997, all but approximately $300,000 has been paid.

On February 25, 1997 Classified Directories, Inc. (Classified) purchased a directory from the Company for approximately $202,000. The purchase price was based on related directory revenues and was paid upon certification of the particular publication of the 1997 directory in June 1997.

In conjunction with these purchases, Dennis Olson, currently president and a director of the Company, and certain other employees of the Company entered into noncompetition agreements with McLeod and Classified and were paid additional amounts in consideration for such noncompetition agreements. Consideration for these agreements was $1,070,000 of which Mr. Olson received approximately $334,000.

A summary of the loss and certain cash flow information relating to the sales of directories is as follows:

         Loss on sales of directories:
                  Estimated sales price                     $  3,002,222
                  Net assets of directories                    3,920,094
                                                              ----------
                  Loss on sales of directories              $   (917,872)
                                                              ==========

         Cash flow information:
                  Estimated sales price                     $  3,002,222
                     Less:
                        Loan payoff from McLeod                 (500,000)
                        Receivables from sales of
                           directories                        (1,800,000)
                                                              ----------

                  Cash proceeds from sales of directories   $    702,222
                                                              ==========

On June 30, 1997, the Company sold a directory publishing contract and certain related fixed assets to a former employee of the Company for $75,000. The sales price was based primarily on third party estimates and is to be received in cash. A gain of approximately $50,000 was recognized on this sale and is included in net loss on dispositions of assets in the consolidated statements of operations for the three and nine months ended June 30, 1997.

NOTE 4 - PRIVATE PLACEMENT

On February 16, 1996, the Company commenced a private placement of 6,000,000 shares of its $.01 par value Common Stock at $1.00 per share, as well as 6,000,000 Class A Redeemable Common Stock Purchase Warrants at a price of $.10 per warrant (Private Placement). These warrants entitle the holder to purchase one share of Common Stock at $1.50 per share at any time until May, 1, 2000. The Private Placement was completed in December 1996. During the nine months ended June 30, 1997, 729,613 shares of Common Stock, and warrants were issued for proceeds of $722,317, net of issuance costs. In accordance with the Private Placement Memorandum, the Company issued 595,865 warrants to RAF, the selling agent, which allows the holder to purchase one share of Common Stock at a price of $1.50 per warrant.

NOTE 5 - CONTINGENCIES

RAF is a defendant in certain arbitration and litigation matters arising from its activities as a broker/dealer. In the opinion of management these matters have been adequately provided for in the accompanying consolidated financial statements and the ultimate resolution of the arbitration and litigation will not have a significant adverse effect on the consolidated results of operations or the consolidated financial position of the Company.

In June 1997, RAF was notified by MultiSource Services, Inc. (MSI), in which the Company holds a 20% equity interest, that MSI had chosen to not remain in the securities clearing business on a long-term basis. The Company has no recorded book value for its equity interest in MSI and is currently evaluating the effects of MSI's actions on the Company and RAF.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS

Nine months ended June 30, 1997 compared to nine months ended June 30, 1996.

Revenues for the nine months ended June 30, 1997 were $22,656,983, an increase of $1,508,116 or 7.1% over the $21,148,867 for the nine months ended June 30, 1996. The increase is primarily due to increases in brokerage commissions and computer hardware and software revenues.

Brokerage commissions were $10,814,872, an increase of $1,334,777 or 14.0% over the $9,480,095 for the nine months ended June 30, 1996. The increase is due primarily to the opening of new branch offices in Chicago, Illinois; Metairie, Louisiana; Dallas, Texas; and Las Vegas, Nevada. The Company is currently opening a new branch office in West Palm Beach, Florida which is expected to be fully operational during the three months ended September 30, 1997.

Computer hardware and software revenues for the nine months ended June 30, 1997 were $5,630,246 up $1,250,922 or 28.6% over the $4,379,324 for the nine months ended June 30, 1996. This increase is a result of Secutron's aggressiveness in securing new work through two new divisions. These divisions involve international work and services on the Internet. During the three months ended December 31, 1996, Secutron initiated a project in Central America providing hardware and software services to a company involved in the stock brokerage industry. During this same three month period Secutron became an Internet Service Provider (ISP) providing Internet services.

Directory revenues for the nine months ended June 30, 1997 of $3,586,196 are down by $913,804 or 20.3% from the $4,500,000 for the three months ended June 30, 1996. The decrease is due to the sales of directories.

Broker/dealer commissions expense for the nine months ended June 30, 1997 was $7,271,341, up $1,205,609 or 19.9% over the $6,065,732 for the nine months ended
June 30, 1996. This increase primarily correlates to the increase in brokerage commissions as a result of the new branch office openings. It also is due to accelerated payouts given to attract and bring on new branch offices and producing brokers. These accelerated payouts are phased out over certain time frames and are used as enticements to bring on producing brokers.

Computer cost of sales for the nine months ended June 30, 1997 were $4,323,744, up $508,669 or 13.3% over the $3,815,075 for the nine months ended June 30, 1996. The increase corresponds to the increase in computer hardware and software revenue although Secutron has increased its emphasis on cost of sales for its computer hardware and software activity and as a result has improved its gross margin in this area.

Directory cost of sales for the nine months ended June 30, 1997 of $2,211,319 decreased $500,676 or 18.5% compared to $2,711,995 for the nine months ended June 30, 1996 due to the sales of directories.

General and administrative expenses for the nine months ended June 30, 1997 were $9,630,283, up $983,635 or 11.4% from the $8,646,648 for the nine months ended
June 30, 1996. This increase results from RAF's opening of new branch offices in Chicago, Illinois; Metairie, Louisiana; Dallas, Texas; and Las Vegas, Nevada, and increases related to the Company's telemarketing division offset partially by a decrease from the sale in July of 1996 of the clearing business.

Depreciation and amortization for the nine months ended June 30, 1997 was $807,348 up $113,188 or 16.3% over the $694,160 for the nine months ended June 30, 1996. This increase relates to the opening of new branch offices and the capital expenditures for the telemarketing division.

Net loss on dispositions of assets of $988,829 primarily resulted from the sales of six directories to McLeod and one directory to Classified on February 25, 1997 offset by the sale of the production contract and related fixed assets as described in Note 3 to the consolidated financial statements.

Interest income and expense for the nine months ended June 30, 1997 were $117,123 and $156,704, respectively. These amounts represent decreases from prior year amounts resulting from the sale of RAF's clearing operation in July 1996.

Equity in loss of affiliate of $58,697 for the nine months ended June 30, 1997 relates to the Company's 20% interest in MultiSource Services, Inc., RAF's clearing operation that was sold in July 1996. The minority interest in earnings of $10,638 represents the minority shareholders' interest in earnings of Secutron for the nine months ended June 30, 1997.

Benefit from income taxes primarily relates to the reversal of approximately $1.6 million of deferred tax liability resulting from the sale of the directories described in Note 3 to the consolidated financial statements. The deferred tax liability was originally recorded as a result of a business combination in May of 1995 in accordance with Financial Accounting Standards Board Statement No.
109.


Three months ended June 30, 1997 compared to three months ended June 30, 1996

Revenues for the three months ended June 30, 1997 were $7,364,655, a decrease of $801,852 or 9.8% over the $8,166,507 for the three months ended June 30, 1996. The decrease is primarily a result of a decrease in directory revenues.

Directory revenues were $1,444,269 for the three months ended June 30, 1997 down $670,817 or 31.7% from the $2,115,086 for the three months ended June 30, 1997. The decrease is due to the sales of directories.

Brokerage commissions were $3,623,070, an increase of $183,589 or 5.3% over the $3,439,481 for the three months ended March 31, 1996 The increase is due primarily to the opening of new branch offices in Chicago, Illinois; Metairie, Louisiana; Dallas, Texas; and Las Vegas, Nevada.

Computer hardware and software revenues for the three months ended June 30, 1997 were $1,635,068, up $102,080 or 6.7% from the $1,532,988 for the three months ended March 31, 1996. This increase is a result of Secutron's aggressiveness in securing new work through two new divisions. These divisions involve international work and services on the Internet. During the three months ended December 31, 1997, Secutron initiated a project in Central America providing hardware and software services to a company involved in the stock brokerage industry. During this same three month period Secutron became an Internet Service Provider (ISP) providing Internet services.

Broker/dealer commissions expense for the three months ended June 30, 1997 was $2,451,082, up $308,243 or 14.4% from $2,142,839 for the three months ended June 30, 1996. Part of the increase correlates to the new branch openings and the increase in the commission revenues. The remainder of the increase relates to the accelerated payouts given to attract and bring on new branch offices and producing brokers. These accelerated payouts are phased out over certain time frames and are used as enticements to bring on producing brokers.

Computer cost of sales for the three months ended June 30, 1997, were $1,212,524, down $128,817 or 9.6% compared to $1,341,341 for the three months ended June 30, 1996. Although revenues have increased slightly compared to the three months ended June 30, 1996 gross margins have improved at Secutron as management has made it a point of emphasis.

General and administrative expenses for the three months ended June 30, 1997 were $3,200,671, comparable to the $3,188,590 for the three months ended June 30, 1996. There have been increases in general and administrative expenses resulting from RAF's opening of new branch offices in Chicago, Illinois, Metairie, Louisiana, Dallas, Texas and Las Vegas, Nevada and increases related to the Company's telemarketing division. These increases have been partially offset by a decrease from the sale in July 1996 of the clearing business.

Depreciation and amortization for the three months ended June 30, 1997 was $255,185, comparable to the $263,304 for the three months ended June 30, 1996.

Net loss on dispositions of assets of $270,957 largely resulted from an adjustment of $200,000 to the estimated sales price for the sale of six directories to McLeod on February 25, 1997 offset by the sale of the production contract and related fixed assets as described in Note 3 to the consolidated financial statements. The sales prices for the directory sales were based on related directory revenues.

Interest income and interest expense for the three months ended June 30, 1997 were $25,516 and $46,639, respectively. These amounts represent decreases from prior year amounts resulting from the sale of the RAF's clearing operation in July 1996.

Equity in loss of affiliate of $6,929 for the three months ended June 30, 1997 relates to the Company's 20% interest in MultiSource Services, Inc., RAF's clearing operation that was sold in July 1996. The minority interest in losses of $3,546 represents the minority shareholders' interest in losses of Secutron for the three months ended June 30, 1997.

Benefit from income taxes primarily relates to the reversal of approximately $.5 million of deferred tax liability resulting from the sale of the directories described in Note 3 to the consolidated financial statements. The deferred tax liability was originally recorded as a result of a business combination in May of 1995 in accordance with Financial Accounting Standards Board Statement No. 109.

LIQUIDITY AND CAPITAL RESOURCES

The Company, as of June 30, 1997, had $1,349,632 in cash and cash equivalents and $5,070,960 in working capital. Its current ratio is 1.84:1. Working capital and the current ratio increased from that as of September 30, 1996 due to the sale of the directories described in Note 3 to the consolidated financial statements. Proceeds from the issuance of common stock of $722,317, from borrowings from related parties of $82,085, from collections on notes receivable of $217,256, from collections from a receivable from an affiliate of $1,048,075 and from cash received from dispositions of assets of $702,222 were used to fund operating activities of $2,495,239, for principal payments on borrowings of $601,684, and to acquire property, furniture and equipment of $380,394.

Management believes that with the opening of new branch offices in the securities brokerage division, its cash flows from operations and cash on hand are sufficient to fund its debt service, expected capital expenditures and other liquidity requirements for the foreseeable future.

Inflation

The effect of inflation on the Company's operations is not material and is not anticipated to have any material effect in the future.

Item 4.   Submission of Matters to a Vote of Security Holders.

At the Company's Annual Meeting of Stockholders held on April 4, 1997, the following members were elected to the Board of Directors:

                                               For                Withhold
                                               ---                --------

         Robert A. Fitzner, Jr.             11,618,780             54,000
         Dennis W. Olson                    11,618,780             54,000
         Robert L. Long                     11,618,780             54,000

The following proposals were approved at the Company's Annual Meeting:

    Approval of the September 1996 Incentive and Nonstatutory Stock Option Plan

            For            Against        Abstain                Not Voted
            ---            -------        -------                ---------

         11,278,042        327,917         42,683                  24,138

         Authorization of the Board of Directors of the Company to adopt an amendment to the Company's Articles of Incorporation at such time as the Board of Directors deems it appropriate to effectuate a reverse split of the Company's outstanding common stock in such manner as is deemed necessary by the Board of Directors of the Company in order for the Company to maintain its listing on the Nasdaq small cap market or to obtain a listing on another trading system of the National Association of Securities Dealers, Inc., a National Securities Exchange of another securities trading market as selected by the Board of Directors of the Company in its sole discretion.

            For            Against        Abstain                Not Voted
            ---            -------        -------                ---------

         11,368,930        248,950         39,150                  15,750

                           PART II - OTHER INFORMATION




Item 6.           Exhibits and Reports on Form 8-K.

(a)            List of Exhibits:

               27.0     Financial Data Schedule

(b)            Reports on Form 8-K:

               During the quarter ended June 30, 1997, the Company filed an amendment dated April 29, 1997 to its Current Report on Form 8-K dated February 25, 1997 to add the pro forma financial information required by Item 7.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  August 13, 1997            FRONTEER FINANCIAL HOLDINGS, LTD
                                  a Colorado Corporation



                                  By: /s/ R. A. Fitzner, Jr.
                                      ------------------------------------------
                                      R. A. Fitzner, Jr.,  Chairman of the Board



                                  By: /s/ Gary Cook
                                      ------------------------------------------
                                      Gary L. Cook
                                      Principal Financial Officer

                                 Exhibit Index



Exhibit                    Description
-------                    -----------

27.0                       Financial Data Schedule