Form 10-K
period 1997-09-30
FRONTEER FINANCIAL HOLDINGS LTD
filed 1998-01-13
CIK 844780

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 1997

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934
For the transition period from                 to                .
                               ---------------    ---------------
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


                         1700 Lincoln Street, 32nd Floor
                                Denver, CO 80203
               --------------------------------------------------
                    (Address of Principal Executive Offices)

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

As of December 29, 1997, the aggregate market value of the Registrant's voting stock held by non-affiliates was $6,790,515.

As of December 29, 1997, Registrant had 16,871,557 shares of its $0.01 par value common stock issued and outstanding.

                                     PART I
ITEM 1.  BUSINESS

Business. Fronteer Financial Holdings, Ltd. (Fronteer or the Company) is a corporation which was organized under the laws of the state of Colorado on September 14, 1988. The Company currently has the following wholly-owned operating subsidiaries: R A F Financial Corporation (RAF), which operates as a fully disclosed securities broker/dealer; RAF Services Inc. of Texas, RAF Services Inc. of Louisiana and RAF Services Inc. (collectively, RAF Services), which were established in order to participate in insurance brokerage activities in certain states; and Fronteer Capital, Inc., which was formed to effectuate transactions described below in Possible Change in Control. The Company also has a majority owned subsidiary, Secutron Corporation (Secutron), which designs, develops, installs, markets and supports software systems for the securities brokerage industry. The Company sold the primary operating assets of its directory business and two of its wholly owned subsidiaries, Fronteer Personnel Services, Inc. (FPS) and Fronteer Marketing Group, Inc. (FMG), during the year ended September 30, 1997. These entities have been accounted for as discontinued operations in the accompanying consolidated financial statements. RAF, and Secutron are Colorado corporations; Fronteer Capital, Inc. is a Delaware corporation; FPS and FMG are North Dakota corporations and RAF Services are Louisiana, Nevada and Texas corporation.

Possible Change in Control. In December 1997, Heng Fung Capital [S] Private Limited (Heng Fung Private), a wholly owned subsidiary of Heng Fung Holdings Company Limited (Heng Fung Holdings), a public company traded on the Hong Kong Stock Exchange, purchased 1,136,364 shares of the Company's outstanding Common Stock from Robert A. Fitzner, Jr. and Robert L. Long, officers and directors of the Company, and from two other employees of RAF. In December 1997, Robert A. Fitzner, Jr. and Heng Fung Private agreed that, upon regulatory approval of a change in the beneficial ownership of 25% or more of RAF, Heng Fung Private would purchase an additional 3,556,777 shares of the Company's outstanding Common Stock from Mr. Fitzner. In conjunction with the transaction, the Company entered into an agreement (Convertible Debenture Agreement) with Heng Fung Finance Company Limited (Heng Fung Finance), a wholly owned subsidiary of Heng Fung Private, pursuant to which the Company agreed to sell to Heng Fung Finance a ten year $4,000,000 10% Convertible Debenture that is convertible at $.53125 per share into 7,529,411 shares of the Company's Common Stock. The purchase of the $4,000,000 Convertible Debenture was completed on December 30, 1997. On December 26, 1997, the Board of Directors of the Company, at the request of Heng Fung Finance made pursuant to the terms of the Convertible Debenture Agreement, appointed two persons selected by Heng Fung Finance to the Board of Directors of the Company. If Heng Fung Private completes the purchase of the additional 3,556,777 shares of the Company's outstanding Common Stock from Mr. Fitzner, the three directors of the Company not appointed at the request of Heng Fung Finance will resign as directors of the Company and the two remaining directors appointed at the request of Heng Fung Finance will be able to fill the vacancies created by such resignations. In such event, it is anticipated that the directors would appoint new officers for the Company. Further, Heng Fung Holdings, through Heng Fung Private, will then own approximately 27.8% of the Company's outstanding Common Stock and Heng Fung Finance will have the option to purchase an additional ten year $11,000,000 10% Convertible Debenture that will be convertible at $.61 per share into 18,032,786 shares of the Company's Common Stock.

Discontinued Operations. On February 25, 1997, McLeod USA Publishing Company (McLeod, formerly known as Telecom* USA Publishing Company) purchased six yellow page directories located in North Dakota from the Company for approximately $2,800,000. The purchase price was pursuant to an existing option agreement (Option Agreement) between McLeod and the Company and was based on related directory revenues. The purchase price consisted of $2,300,000 in cash and $500,000 in the form of a nonrecourse loan that was applied against the price of the six yellow page directories in accordance with the Option Agreement. On the same date, another third party purchased another directory from the Company for approximately $202,000 in cash. The purchase was based on related directory revenues. These dispositions represent primarily all of the Company's remaining directory business assets. As such, the Company has discontinued its activities in the directory business.

On September 15, 1997, an unaffiliated third party purchased all of the primary operating assets of FMG for approximately $421,000. The purchase price was based on existing financing arrangements and the cost of anticipated fixed asset upgrades. A portion of the purchase price was paid in the form of a promissory note in the amount of $141,344 to be paid over 28 months at $5,048 per month. The remainder of the purchase price was paid in the form of a promissory note in the amount equal to FMG's cost of anticipated fixed asset upgrades installed in existing telemarketing centers. Monthly payments of principal and interest at 10% of between $3,000 and $8,000 per month will be made through December 2000 at which time the balance will be due and payable to the Company. The third party also assumed leases related to two telemarketing centers in North Dakota with a combined monthly rental of $1,000 and has entered into a three-year lease for approximately 5,500 square feet of space in a building the Company owns in Bismarck, North Dakota for $2,752 per month. Accordingly, the Company has discontinued its activities in the direct marketing business.

Sale of Clearing Operation. On July 23, 1996, the Company sold RAF's securities brokerage clearing division (Clearing Operation) to MultiSource Services, Inc.
(MSI), a new broker/dealer, for a purchase price of $3,000,000, including a $1,500,000 contingency in the form of a forgivable loan, plus the net assets of the Clearing Operation. MSI was formed by Oppenheimer Funds, Inc. (OFI) for the purpose of acquiring the Clearing Operation, and OFI was to retain 80% of the outstanding common stock of MSI. Fronteer received 20% of the outstanding common stock of MSI. As a result of this transaction, RAF became a fully disclosed clearing correspondent of MSI. The loan of $1,500,000 was recorded as a loan payable to MSI and is forgivable based on MSI's revenues during the 28 months following the closing date. If MSI's revenues exceed $1,250,000 during the 5th through the 16th month following the closing, $750,000 of the loan will be forgiven. If MSI's revenues exceed $1,750,000 during the 17th through the 28th month following the closing, the remaining $750,000 will be forgiven. To the extent that such revenue targets are not met by MSI, the subject portion of the loan or accrued interest will not be forgiven. The loan is payable by the Company on the 30th day after the last day of the 16th and the 28th months following the closing date of the revenue targets are not achieved by MSI. The loan is non-interest bearing if no principal payments are in default. Interest on any amount past due will accrue at the rate of 10% per annum.

During the year ended September 30, 1997, Fronteer and RAF were notified by OFI that a decision had been reached by OFI that MSI and its business were not consistent with the long term business plans of OFI. Subsequently, a new clearing firm was selected for the customer business of RAF, and the customer business previously cleared by MSI was moved to the new clearing firm in October 1997. MSI reached its revenue targets for the first portion of the forgivable loan by October 1997. As result, the first $750,000 of the $1,500,000 forgivable loan is expected to be forgiven and recognized as income during the year ended September 30, 1998. Fronteer expects cancellation of the second and final portion of the loan plus accrued interest payable in accordance with provisions in the forgivable loan agreement relating to MSI's decision to cease being engaged in the clearing business.

Private Placement. On February 16, 1996, the Company commenced a private placement of 6,000,000 shares of its $.01 par value Common Stock at a price of $1.00 per share, and 6,000,000 Class A redeemable common stock purchase warrants at a price of $.10 per warrant (collectively, the Private Placement). The warrants entitle the holder to purchase one share of common stock at $1.50 per share at any time until May 1, 2000. 5,958,658 shares of Common Stock and warrants were issued through the Private Placement for proceeds of $5,859,563, net of issuance costs of $694,961. In addition, the Company issued 595,865 warrants to RAF in accordance with the Private Placement which allows the holder to purchase one share of Common Stock at a price of $1.50 per warrant until May 1, 2000.

                             Description of Business

RAF FINANCIAL CORPORATION

General. RAF was incorporated in 1974 to engage in the retail stock brokerage business in the Rocky Mountain Area of the United States. RAF is registered as a broker/dealer with the Securities and Exchange Commission (Commission), is a member of the National Association of Securities Dealers, Inc. (NASD) and the Boston Stock Exchange, is an associated member of the American Stock Exchange, and is registered as a securities broker/dealer in all 50 states. RAF is a member of the Securities Investor Protection Corporation (SIPC) and other regulatory and trade organizations. RAF and certain of its subsidiaries are also licensed to sell insurance products in certain states. RAF's business consists of providing retail securities brokerage and investment services, trading fixed income and equity securities, providing investment banking services to corporate and municipal clients, managing and participating in underwriting corporate and municipal securities, and selling a range of professionally managed mutual funds and insurance products. During 1989, RAF registered the mark RAF Financial Corporation with the United States Patent and Trademark Office, and RAF has registered this name in 32 states. RAF intends to maintain all of its service mark registrations for the indefinite future in order to protect the goodwill associated with the mark. RAF conducts its business in four operating divisions as described below. RAF's principal executive office is located at One Norwest Center, 1700 Lincoln Street, 32nd Floor, Denver, Colorado, 80203. RAF has branch offices located in Colorado Springs, Colorado; Denver, Colorado; Atlanta, Georgia; Albany, New York; Reston, Virginia; Chicago, Illinois; Metairie, Louisiana; Las Vegas, Nevada; Dallas, Texas; West Palm Beach, Florida; and Kansas City, Missouri.

Retail Securities Brokerage Division. RAF conducts its retail brokerage business through its Retail Securities Brokerage Division. As of December 29, 1997, RAF had 162 account executives and approximately 25,000 customer accounts. RAF generates commission revenue when it acts as a broker on an agency basis, or as a dealer on a principal basis, to effect securities transactions for individual and institutional investors. RAF executes both listed and over the counter agency transactions for customers, executes transactions and puts and calls on options exchanges as agent for its customers, and sells a number of professionally managed mutual funds and insurance products, primarily variable annuities. RAF's revenues from its sales of insurance products were less than $62,000 for the year ended September 30, 1997.

Corporate Finance Division. The Corporate Finance Division provides financial advisory and capital raising services to corporate clients. Financial advisory services involve advising clients in mergers and acquisitions and in various types of corporate valuations. RAF acts as a dealer, underwriter and selling group member in public and private offerings of equity securities. During the year ended September 30, 1997, RAF raised approximately $15,766,000 through its investment banking activities.

Trading Division. Trading securities involves the purchase and sale of securities by RAF for its own account. Profits and losses are derived from the spread between bid and ask prices and market increases or decreases for the individual security during the holding period. RAF makes markets in corporate equities and trades in municipal and corporate bonds and various government securities. As of September 30, 1997, RAF made markets in 48 stocks.

Public Finance Division. The Public Finance Division of RAF provides professional financial advisory services to public entities, participates in underwriting and selling both negotiated and competitive bid municipal bond offerings, and structures and participates in municipal bond refinancings. During the year ended September 30, 1997, RAF's participation in offerings of municipal securities was approximately $58,395,000 as manager of fifteen municipal underwritings and private placements.

Financial Information. For the year ended September 30, 1997, RAF's revenues of $18,118,271 accounted for 72% of the Company's total operating revenues from continuing operations of $25,100,414. RAF's revenues for the year and nine months ended September 30, 1996 and 1995 were $14,830,681 and $9,854,160, respectively. For the years ended September 30, 1997 and 1996 and nine months ended September 30, 1995, RAF incurred operating losses of $2,160,897, $2,647,327 and $1,053,916, respectively.

RAF Regulatory Net Capital. RAF, as a registered securities broker/dealer, is subject to the Securities and Exchange Commission's Uniform Net Capital Rule (Rule 15c3-1) (the Rule). RAF has elected to operate pursuant to the alternative standard provided by the Rule. Under the alternative standard, RAF is required to maintain "net capital" of not less than $250,000. As of September 30, 1997, RAF had "net capital" of $2,104,023.

SECUTRON CORPORATION

General. Secutron was incorporated under Colorado law on May 11, 1979. The Company owns approximately 60% of the outstanding stock of Secutron and certain officers of Secutron own most of the remaining outstanding stock. Secutron's business consists of designing, developing, installing, marketing, and supporting software systems for the securities brokerage industry. Secutron markets hardware and software to securities brokerage firms as an IBM business partner. Secutron's IBM business partner relationship is as an industry remarketer affiliate through Real Applications Ltd., located in Woodland Hills, California. Secutron is also an Internet Service Provider providing Internet services ranging from access to the Internet to development and maintenance of Web sites. Secutron's wholly owned subsidiary, MidRange Solutions Corp. (MSC), is a Colorado corporation formed on January 1, 1993. MSC is in the business of selling IBM hardware and hardware manufactured by competitors of IBM, and MSC acts as a distributor for software products which are proprietary to third parties. MSC sells hardware and software to businesses in several different industries, including manufacturers, distributors and health care providers.

Products and Services. Secutron offers the following software products to the securities brokerage industry. The STARS software system is offered to broker/dealers who clear their own transactions, and is a totally integrated software system which performs all of the functions required by self clearing broker/dealers. The BCATS software system is offered to broker/dealers who clear their securities transactions on a fully disclosed basis through a clearing broker/dealer such as MSI, and is also a fully integrated software system which performs all of the accounting functions required by a fully disclosed broker/dealer. The BCATS-MF software system is designed for use by broker/dealers engaging in transactions in mutual funds. All such software systems are designed to run on IBM computers. Both Secutron and MSC provide consulting, programming and facilities management services to their respective clients to support the software and hardware sold by them. The STARS and BCATS applications are compatible to Year 2000 issues facing its clients and potential clients.

Financial Information. Secutron's revenues for the years ended September 30, 1997 and 1996 and nine months ended September 30, 1995 were $7,436,143, $6,975,591 and $3,628,364, respectively. Operating profits for the years ended September 30, 1997 and 1996 and nine months ended September 30, 1995 were $129,215 and $281,775 and $25,991, respectively.

DIRECTORY BUSINESS

General. The primary operating assets of the directory business were sold during the year ended September 30, 1997 and have been accounted for as discontinued operations in the consolidated financial statements.

Financial Information. Revenues for the directory business for the years ended September 30, 1997 and 1996 and for the nine months ended September 30, 1995 were $4,894,707, $7,170,648 and $3,952,072, respectively. Operating profits (losses) for the years ended September 30, 1997 and 1996 and for the nine months ended September 30, 1995 were $132,594, $(486,976) and $(694,057), respectively.

FRONTEER MARKETING GROUP, INC.

General. All of the primary operating assets of FMG were sold during the year ended September 30, 1997 and have been accounted for as discontinued operations in the consolidated financial statements.

Financial Information. Revenues for FMG for the years ended September 30, 1997 and 1996 and for the nine months ended September 30, 1995 were $364,652, $317,349 and $149,780, respectively. Operating losses for the years ended September 30, 1997 and 1996 and for the nine months ended September 30, 1995, were $1,216,282, $635,573 and $295,465, respectively.

                        Employees and Employee Relations

Employees. As of December 29, 1997, the Company and its subsidiaries had 264 full time employees, 4 of whom worked in the Directory Business in the Company's North Dakota offices; 224 of whom work for RAF; and 36 of whom work for Secutron. RAF's headquarters are located in Denver, Colorado, however 170 of RAF's employees work in branch offices of RAF located in Colorado Springs, Colorado; Atlanta, Georgia; Albany, New York; Reston, Virginia; Chicago, Illinois; Metairie, Louisiana; Las Vegas, Nevada; Dallas, Texas; West Palm Beach, Florida; and Kansas City, Missouri. The Company considers its relations with its employees to be good.

                                   Competition

RAF FINANCIAL CORPORATION

The securities industry has become considerably more concentrated and more competitive in recent periods as numerous securities firms have either ceased operation or have been acquired by or merged with other firms. In addition, companies not engaged primarily in the securities business, but having substantial financial resources, have acquired securities firms. The securities industry is now dominated by relatively few very large securities firms offering a wide variety of investment related services nationally and internationally. Numerous commercial banks have petitioned and received approval from the Board of Governors of the Federal Reserve System to enter into a variety of new securities activities. Various legislative proposals, if enacted, would permit commercial banks to engage in other types of securities related activities. These developments or other developments of a similar nature may lead to the creation of integrated financial service firms that offer a broader range of financial services than those offered by RAF. These developments have created large, well capitalized, integrated financial service firms with which RAF must compete. The securities industry has also experienced substantial commission discounting by broker/dealers competing for institutional and individual brokerage business. An increasing number of specialized firms offer "discount" services to individual customers. These firms generally effect transactions for their customers on an "execution only" basis without offering other services such as investment recommendations and research. Such discounting and an increase in the number of new and existing firms offering such discounts could adversely affect RAF's retail securities business.

SECUTRON CORPORATION

Secutron competes with numerous software and hardware distribution firms, and hardware manufacturers, some of which are larger than Secutron and have greater financial resources. Secutron also competes with firms that specialize in industry specific software and those that offer a variety of software products to businesses in various industries. MSC competes with hardware manufacturers and other licensed distributors of IBM hardware and distributors of hardware manufactured by competitors of IBM. Many of MSC's competitors are larger than MSC and have greater financial resources.

                                   Regulation

RAF FINANCIAL CORPORATION

The securities industry in the United States is subject to extensive regulation under federal and state laws. The Securities and Exchange Commission (Commission) is a federal agency charged with administration of the federal securities laws. Much of the regulation of broker/dealers has been delegated to self regulatory organizations, principally the NASD and the exchanges. These self regulatory organizations adopt rules (which are subject to approval by the Commission) for governing the industry and conduct periodic examinations of member broker/dealers. Securities firms are also subject to regulation by state securities commissions in the states in which they do business. Broker/dealers are subject to regulations that cover all aspects of the securities business, including sales methods, trading practices among broker/dealers, capital structure of securities firms, record keeping, and the conduct of directors, officers, and employees. Additional legislation, changes in rules promulgated by the Commission and by self regulatory organizations, or changes in the interpretation or enforcement of existing laws and rules often directly affect the method of operation and profitability of broker/dealers. The Commission, the self regulatory authorities, and the state securities commissions may conduct proceedings which can result in censure, fine, suspension, or expulsion of a broker/dealer, its officers, or employees.

RAF is required by federal law to belong to the SIPC. When the SIPC fund falls below a certain minimum amount, members are required to pay annual assessments. The SIPC fund provides protection for securities held in customer accounts up to $500,000 per customer, with a limitation of $100,000 on claims for cash balances.

RAF is subject to the Commission's Uniform Net Capital Rule which is designed to measure the financial integrity and liquidity of a broker/dealer and the minimum net capital deemed necessary to meet its commitments to its customers. RAF is in compliance with the Rule. Failure to maintain the required net capital may subject RAF to suspension by the Commission or other regulatory bodies and may ultimately require its liquidation. The Company is not itself a registered broker/dealer and is not subject to the Rule. However, under the Rule, the Company could be affected by the requirement that a broker/dealer such as RAF may be prohibited under certain circumstances and may be temporarily restricted under other circumstances by the Commission from the withdrawal of equity capital by a stockholder such as the Company.

RAF is also subject to regulation under federal and state laws surrounding the insurance industry for the insurance products, primarily variable annuities, which its insurance licensed registered representatives sell.

See Note 13 to the Company's consolidated financial statements for financial information pertaining to the Company's industry segments.

ITEM 2.   PROPERTIES

RAF FINANCIAL CORPORATION

RAF's principal offices are located at One Norwest Center, 1700 Lincoln Street, 32nd Floor, Denver, Colorado, 80203, which consist of approximately 47,071 square feet of subleased space. The sublease expires on April 30, 2007. The Company currently pays monthly rent of $63,800 for the space. RAF also leases space for its branch offices pursuant to leases that have various rental rates and expire at various dates.

SECUTRON CORPORATION

Secutron's office is located at 3773 Cherry Creek North Drive, Suite 825, Denver, Colorado 80209, which consists of approximately 8,600 square feet of leased space. The lease expires on July 31, 2003. Secutron currently pays monthly rent of $9,078 for the space.

OTHER

The Company owns a building at 216 North 23rd Street, Bismarck, North Dakota, 58501 in which it operated it's headquarters for its directory business and FMG. Most of the primary operating assets of these operations were sold during the year ended September 30, 1997. As such, the Company leases approximately 5,500 square feet of this building to the third party who purchased the primary operating assets of FMG for $2,752 per month through September 2000.

ITEM 3. LEGAL PROCEEDINGS

There are no pending material legal proceedings or claims against the Company or subsidiaries except that on December 24, 1997 NevStar Gaming & Entertainment Corporation (NevStar) gave written notice to RAF of its claim for damages relating to RAF's not underwriting NevStar's initial public offering. NevStar alleges that it suffered in excess of $1,000,000 in damages as a result of RAF's alleged breach of its alleged agreement with NevStar, as well as RAF's alleged violation of applicable Commission and NASD regulations, and common law. It is the opinion of the management of RAF that the claims have no merit and are not justifiable and RAF intends to vigorously defend them.

RAF is a defendant in certain other arbitration and litigation matters arising from its activities as a broker/dealer, none of which involves claims for damages that exceed 10% of the Company's current assets. In the opinion of management, these matters, including any damages awarded against the Company, have been adequately provided for in the accompanying consolidated financial statements, and the ultimate resolution of the other arbitration and litigation matters will not have a significant adverse effect on the consolidated results of operations or the consolidated financial position of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of the Company's security holders during the Company's fiscal quarter ended September 30, 1997.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

(a)  Market  Information.   The  Company's  Common  Stock has been traded on the
Nasdaq Small-Cap Market under the symbol FDIR since March 27, 1989. The following table shows the range of high and low bid quotations for the Common Stock, for each quarterly period since October 1, 1995, as reported by the NASD. These quotations represent prices between dealers and do not include retail markups, markdowns, or commissions and may not necessarily represent actual transactions.
                                                      Common Stock
                                                 ------------------------
      Fiscal Quarter Ended                       High                 Low
      --------------------                       ----                 ---
      September 30, 1997                         $.625                .438
      June 30, 1997                              1.000                .531
      March 31, 1997                              .875                .594
      December 31,1996                            .813                .531
      September 30, 1996                          .875                .625
      June 30, 1996                              1.125                .906
      March 31, 1996                             1.313                .750
      December 31, 1995                           .875                .625

The NASD, which administers the Nasdaq Small-Cap Market, has established criteria for securities, including the Company's Common Stock, to be included on the Nasdaq Small-Cap Market. Effective February 23, 1998, in order for the Company's Common Stock to continue to be included on the Nasdaq Small-Cap Market, the Company must maintain $2,000,000 in net tangible assets, a market capitalization of $35 million or net income of $500,000 in the most recently completed fiscal year or in two of the last three most recently completed fiscal years. In addition, continued inclusion requires that the Company have a public float of at least 500,000 shares with a market value of at least $1,000,000, that there be at least two market-makers in the Company's Common Stock and that the Common Stock have a minimum bid price of $1 per share. The maintenance requirements also require the Company to have at least two independent directors and an audit committee, a majority of which are independent directors. Management feels the Company has met or will soon meet the maintenance criteria as explained above except the requirement for a minimum bid price of the Common Stock of $1 per share. The Company's failure to meet the maintenance criteria in the future may result in the discontinuance of the inclusion of the Company's Common Stock on the Nasdaq Small-Cap Market. In such event, trading, if any, in the Company's Common Stock may then continue to be conducted in the non-Nasdaq over-the-counter market in what are commonly referred to as the electronic bulletin board and the "pink sheets". As a result, an investor may find it more difficult to dispose of or to obtain accurate quotations as to the market value of the securities. In addition, the Company would be subject to a rule promulgated by the Commission which provides that if the Company failed to meet criteria set forth in such rule, various sales practice requirements would be imposed on broker/dealers who sell securities governed by the rule to persons other than established customers and accredited investors. For these types of transactions, the broker/dealer would have to make a special suitability determination for the purchaser and have received the purchaser's written consent to the transactions prior to sale. Consequently, the rule may have an adverse effect on the ability of broker/dealers to sell the Company's Common Stock, which may affect the ability of purchasers to sell the Company's securities in the market.

(b) Holders. As of December 29, 1997, the Company had approximately 400 holders of record of its Common Stock.

(c) Dividends. The Company has not declared cash dividends on its Common Stock since its inception and the Company does not anticipate paying any dividends in the foreseeable future. The Company is currently precluded from paying dividends on its Common Stock by the Convertible Debenture Agreement.

Recent Sales of Unregistered Securities. In December 1997, the Company sold Heng Fung Finance a ten year $4,000,000 10% Convertible Debenture that is convertible into shares of Common Stock of the Company at a price of $.53125 per share until December 15, 2007, unless sooner paid. Upon regulatory approval of a change in the beneficial ownership of 25% of RAF, Heng Fung Finance will also have the option to purchase a $11,000,000 10% Convertible Debenture that is convertible into shares of Common Stock of the Company at price of $.61 per share until ten years from the date of issue unless sooner paid. The proceeds from the $4,000,000 10% Convertible Debenture were advanced to Fronteer Capital, Inc. and will be used for working capital. The sale of the $4,000,000 10% Convertible Debenture was made in reliance upon the exemption from registration provided by
Section 4(2) of the Securities Act of 1933, as amended (Act). The purchaser had access to full information concerning the Company and represented that it purchased the $4,000,000 10% Convertible Debenture for the purchaser's own account and not for the purpose of distribution. The $4,000,000 10% Convertible Debenture contains a restrictive legend advising that the securities represented by the $4,000,000 10% Convertible Debenture may not be offered for sale, sold or otherwise transferred without having first been registered under the Act or pursuant to an exemption from registration under the Act. No underwriters were involved in the transaction.

ITEM 6.   SELECTED FINANCIAL DATA

On February 25, 1997, McLeod purchased the primary operating assets of the directory business for approximately $2,800,000 including the application of a $500,000 nonrecourse loan from McLeod in accordance with the Option Agreement. On the same date, another third party purchased another directory from the Company for approximately $202,000 in cash. On September 15, 1997, a third party purchased all of the primary operating assets of FMG for approximately $421,000. As a result of these sales, the directory business and FMG have been accounted for as discontinued operations in the consolidated financial statements.

On July 23, 1996, the Company sold RAF's Clearing Operation to MSI for $3,000,000, including a $1,500,000 contingency in the form of a forgivable loan, plus the net assets of the Clearing Operation.

On April 26, 1995, the Company acquired the assets of RAFCO, Ltd. (RAFCO). As a result of this transaction, the former shareholders of RAFCO, acquired a 55% interest in the Company. Accordingly, the transaction was accounted for as a "reverse acquisition" of the Company by RAFCO using the purchase method of accounting and the Company's assets and liabilities prior to the transaction were adjusted to their fair market value as of the date of the business combination. The Company's operations are included in the consolidated financial statements beginning May 1, 1995, the effective date of the business combination. As a result of the reverse acquisition accounting, historical financial statements presented for periods prior to the business combination date include the consolidated assets, liabilities, equity, revenues, and expenses of RAFCO only.

The following is selected consolidated financial information (in thousands, except per share data) for the Company as of September 30, 1997, 1996 and 1995 and for the years ended September 30, 1997 and 1996 and the nine months ended September 30, 1995, and for RAFCO as of December 31, 1994 and 1993, and for each of the years in the two year period ended December 31, 1994. This information should be read in conjunction with Item 1 and the consolidated financial statements appearing in Item 8 of this Annual Report.

                                                               Nine months
                                                                  ended
                                     Year ended September 30,  September 30,  Year ended December 31,
                                     -----------------------   ------------   ----------------------
                                          1997       1996          1995           1994        1993
                                          ----       ----          ----           ----        ----
Revenue ............................   $ 25,100      21,369       13,153         16,259      18,157
Loss from continuing
   operations ......................     (1,990)       (990)        (806)          (353)        (23)
Loss on sale of
   discontinued operations,
   net of income tax benefit
   of $410 .........................       (667)       --           --               --          --
Loss from discontinued
   operations, net of income tax
   benefit of $412 .................       (799)     (1,369)      (1,086)            --          --
Net loss applicable to
   common shareholders .............     (3,456)     (2,418)      (1,925)          (353)        (23)
Loss per common share:
   Continuing operations ...........       (.12)       (.07)        (.09)            **          **
   Discontinued operations:
      Loss on sale of
         operations ................       (.04)       --           --               --          --
      Loss on discontinued
         operations ................       (.05)       (.10)        (.11)            --          --
                                          -----       -----        -----          -------     -------
   Total ...........................   $   (.21)       (.17)        (.20)            **          **
                                          =====       =====        =====          =======     =======

                                                               September 30,                                        December 31,
                                                ----------------------------------------------               -----------------------
                                                  1997                1996               1995                  1994             1993
                                                  ----                ----               ----                  ----             ----
Working capital ...........................     $3,595                4,991             4,130                $2,443           $3,292
Total assets ..............................     11,003               14,524            17,282                22,326           95,700
Total long term liabilities ...............      2,732                3,492             3,269                 3,164            3,530
Total stockholders' equity ................      3,352                6,086             5,442                 1,188            1,594

**Due to the limited number of shares outstanding during 1993 and 1994, presentation of earnings per share is not meaningful.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                              Results of Operations

Year ended September 30, 1997 compared to year ended September 30, 1996

Revenues for the year ended September 30, 1997 were $25,100,414 compared to revenues for the year ended September 30, 1996 of $21,369,021. This represents an increase of $3,731,393 or 18%. The increase is primarily due to the increase in brokerage commissions and investment banking activity which increased to $16,783,271 from $13,101,204, an increase of $3,682,067 or 28%. Brokerage commission increases are due to new branch office openings. During the fiscal year three new branches in Dallas, Texas; Las Vegas, Nevada; and West Palm Beach, Florida were opened. Currently there are 53 registered representatives working out of these offices. In addition, two branches that were opened during the year ended September 30, 1996, in Chicago, Illinois and Metairie, Louisiana were open for the full year. Subsequent to year end, RAF opened an office in Kansas City, Missouri which currently has approximately eight registered representatives.

Computer hardware and software revenues were $6,982,143 for the year ended September 30, 1997 compared to $6,538,540 for the prior year. This represents an increase of $443,603 or 7%. The increase primarily is due to the increased efforts from management of Secutron to generate new business, including efforts in providing Internet services as an Internet Service Provider.

Broker/dealer commissions expense for the year ended September 30, 1997 were $10,268,764 compared to $8,171,445 for the prior year. The increase represents $2,097,319 or 26% which correlates to the increase in brokerage commissions and investment banking revenues.

Computer  cost of sales for the year ended  September  30, 1997 were  $5,767,136 compared to $5,381,097 for the year ended September 30, 1996. This is an increase of $386,039 or 7% which correlates to the increase in computer hardware and software revenues.

General and administrative expenses were $11,252,747 for the year ended September 30, 1997 compared to $9,997,828 for the prior year. The increase, $1,254,919 or 13%, is primarily due to the increased expenses in opening and operating new RAF branch offices.

Depreciation and amortization for the year ended September 30, 1997 was $338,945 compared to $396,203 for the prior year. The decrease reflects certain assets being fully depreciated in the prior and current years.

Interest income for the year ended September 30, 1997 was $150,203 compared to $642,274 for the prior year. The decrease reflects the sale of the Clearing Operation in July 1996. Interest expense was $27,940 for the year ended
September 30, 1997 compared to $225,089 for the prior year. This decrease is also partially attributable to the sale of the Clearing Operation as well as decreased debt balances.

Equity in loss of affiliate of $22,580 for the year ended September 30, 1997 related to the Company's 20% interest in the operating activity of MSI. The minority interest in earnings of $11,331 represents the minority shareholders' interest in earnings of Secutron for the year ended September 30, 1997.

The loss on sale of discontinued operations resulted from the loss on the sale of the primary operating assets of the directory business net of an income tax benefit.

The loss from discontinued operations represents the operating results for the year for the directory business, FMG and FPG.


Year Ended September 30, 1996 Compared to Nine Months Ended September 30, 1995

Revenues for the year ended September 30, 1996 were $21,369,021 compared to revenues for the nine months ended September 30, 1995, of $13,152,565. Besides the increased number of months of activity for the year ended September 30, 1996, the increase of $8,216,456 or 63% is due to increased revenues from computer hardware and software operations and an increase in broker/dealer commissions.

Brokerage commissions for the year ended September 30, 1996 were $10,825,987, an increase of $3,774,621 or 53% over brokerage commissions for the nine months ended September 30, 1995. Besides the increased number of months of activity for the year ended September 30, 1996, the increase is primarily due to the opening of two new branch offices in Chicago, Illinois and Metairie, Louisiana during the second quarter of fiscal year 1996.

Computer hardware and software revenues for the year ended September 30, 1996 were $6,538,540, up $3,302,384 or 102% over revenues for the nine months ended September 30, 1995. Besides the increased number of months of activity for the year ended September 30, 1996, the increase is in large part due to increased work as a result of the sale of the Clearing Operation, including programming and other projects for MSI.

Broker/dealer commissions expense for the year ended September 30, 1996 of $8,171,445 is up $3,122,237 or 62% over the nine months ended September 30, 1995. Besides the increased number of months of activity for the year ended September 30, 1996, this correlates directly with the increase in brokerage commission revenues as a result of the new branch office openings.

Computer cost of sales of $5,381,097 is up $2,450,900 or 84% over the nine months ended September 30, 1995. Besides the increased number of months of activity for the year ended September 30, 1996, this is consistent with the increase in computer hardware and software revenues.

General and administrative expenses for the year ended September 30, 1996 of $9,997,828 increased $4,138,701 or 71% over the nine months ended September 30, 1995. Besides the increased number of months of activity for the year ended September 30, 1996, this increase results from the opening of the Chicago, Illinois and Metairie, Louisiana offices and provisions in the consolidated financial statements for legal arbitration judgments awarded against RAF in December 1996 of approximately $450,000.

Depreciation and amortization for the year ended September 30, 1996 was $396,203, up $84,416 or 27% compared to the nine months ended September 30, 1995. Besides the increased number of months of activity for the year ended September 30, 1996, the increase is due to the opening of the Chicago, Illinois and Metairie, Louisiana offices.

The gain on the sale of the Clearing Operation of $1,332,974 relates to the sale of the Clearing Operation and is net of commission and transaction costs of $167,026.

Interest income for the year ended September 30, 1996 of $642,274 is comparable to $480,225 for the nine months ended September 30, 1995, given the increased number of months in the amount for the year ended September 30, 1996.

Interest expense for the year ended September 30, 1996 of $225,089 decreased compared to the prior year due to the decrease in long-term debt, excluding the $1,500,000 MSI forgivable loan. Interest is not being accrued on the forgivable loan as management expects forgiveness.

Equity in loss of affiliate of $19,330 for the year ended September 30, 1996 relates to the Company's 20% interest in the operating activity of MSI since the sale of the Clearing Operation. The minority interest in earnings of $87,626 represents the minority shareholders' interest in the earnings of Secutron for the year ended September 30, 1996.

                         Liquidity and Capital Resources

The Company, as of September 30, 1997, had $2,080,722 in cash and cash equivalents and $3,595,308 in working capital. Its current ratio is 1.8:1. The Company's Private Placement provided net proceeds of $722,317 in 1997. These proceeds along with proceeds from the sale of the Clearing Operation of $1,048,075 and $2,498,472 from the sale of discontinued operations and other investment activity from discontinued operations were used to fund operating activities of $2,263,060, purchase property and equipment of $417,476, repay long-term borrowings of $1,207,802 and related party borrowings of $190,900.

Most of the Company's assets are highly liquid, consisting mainly of assets that are readily convertible into cash. These assets are financed by the Company's equity capital, long-term debt and accounts payable. Changes in the amount of securities owned by the Company and receivables from brokers or dealers and clearing organizations directly affect the amount of the Company's financing requirements.

RAF is subject to the Commission's net capital rules. RAF has historically operated well in excess of the minimum requirements. At September 30, 1997, RAF's net capital exceeded the Commission's minimum requirement by $1,854,023. Continued expansion is not expected to have a significant adverse impact on liquidity or capital.

A possible change in control could occur in January 1998 as discussed in Item 1 and elsewhere in Note 3 to the consolidated financial statements. $4,000,000 in working capital has already been provided to the Company in conjunction with this possible change in control. Another $11,000,000 is anticipated if the change in control occurs.

Management believes that the Company's cash flows from operations and cash on hand are sufficient to fund its debt service, expected capital costs and other liquidity requirements for the foreseeable future.

                                    Inflation

The effect of inflation on the Company's operations is not material and is not anticipated to have any material effect in the future.

                 Recently Issued Financial Accounting Standards

In December 1996, the Financial Accounting Standards Board (FASB) issued Statement No. 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125 Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." Statement 127 defers the effective date of provisions of Statement 125 relating to the recognition of collateral, securities lending transactions, repurchase agreements, dollar-rolls, and similar transactions until January 1, 1998. The Company does not believe that the adoption of this statement will have a material effect on its consolidated financial position or results of operations and will adopt it when required.

In February 1997, the FASB issued Statement No. 128, "Earnings Per Share." Statement 128 simplifies the calculation of earnings per share (EPS) and makes it comparable to international EPS standards. Statement 128 is effective for both interim and annual periods ending after December 15, 1997 and earlier application is not permitted. The Company does not believe that the adoption of this statement will have a material effect on its calculation of earnings per share and will adopt it when required.

In June 1997, the FASB issued Statement No 131, "Disclosures about Segments of an Enterprise and Related Information," which is effective for annual and interim periods ending after December 15, 1997. This statement established standards for the method that public entities use to report selected information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to stockholders. It also establishes standards for related disclosures about products and services, geographical areas and major customers. The Company does not believe that the adoption of the statement will have a material effect on the disclosures in its consolidated financial statements and will adopt it when required.

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

The Company does not anticipate material costs or expenses related to Year 2000 issues which arise as a result of most computer programs having been written using two digits rather than four digits to define the applicable year. The Company's majority owned subsidiary, Secutron, supports the Company's accounting and customer related accounting and reporting systems. Secutron's current products include systems that are Year 2000 compatible. Although RAF's current general ledger is not Year 2000 compatible, RAF intends to change, at no material expense, to Secutron's more recent general ledger system during the year ended September 30, 1998, which, as previously stated, is Year 2000 compatible. RAF's broker/dealer securities business is primarily conducted through its clearing firm Correspondent Services Corporations (CSC), which if not Year 2000 compatible, may be detrimental to RAF's broker/dealer business activities. If so, RAF may be forced to change clearing firms, the cost of which should not be material.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated  Financial  Statements and  Supplementary  Data that constitute
Item 8 are included at the end of this report beginning on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in accountants or disagreements of the type required to be reported under this item between the Company and its independent accountants during the fiscal years ended September 30, 1997 or 1996.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a) Identification of Directors. The present term of office of each director normally would expire at the next annual meeting of shareholders and when his successor has been elected and qualified. The name, position with the Company, age of each director and the period during which each director has served are as follows:

         Name and Position in the Company    Age  Director Since
         --------------------------------    ---  --------------
         Robert A. Fitzner, Jr.              52        1995
         Chairman and Director

         Dennis W. Olson                     57        1977
         President and Director

         Robert L. Long                      64        1995
         Secretary and Director

         Fai H. Chan                         53        December
         Director                                      1997

         Robert H. Trapp                     42        December
         Director                                      1997

In accordance with the Convertible Debt Agreement, and as requested by Heng Fung Finance, the number of directors on the Company's Board of Directors was increased from three to five and Fai H. Chan and Robert H. Trapp were appointed to the Board of Directors of the Company. In addition, after regulatory approval of a change in the beneficial ownership of 25% or more of RAF, Heng Fung Private has agreed to purchase 3,556,777 shares of the outstanding Common Stock of the Company from Robert A. Fitzner, Jr., in which case, the three directors of the Company not appointed at the request of Heng Fung Finance will resign as directors of the Company and the two remaining directors appointed at the request of Heng Fung Finance will be able to fill the vacancies created by such resignations. Heng Fung Finance has indicated that one of the new directors would be Kwok Jen Fung who is 48 years old and has been a practicing solicitor in Singapore for at least the last five years and a director of Heng Fung Holdings Company Limited since May 1995. Otherwise, the present term of each director will expire at the next annual meeting of shareholders and when his successor has been elected and qualified.

(b) Identification of Executive Officers. Each executive officer holds office until his successor is duly appointed and qualified, until his death or resignation or until he shall be removed in the manner provided by the Company's Bylaws. The Company's current executive officers, their ages, positions with the Company and periods during which they served are as follows:

         Name of Executive Officer and Position in Company  Age  Officer Since
         -------------------------------------------------  ---  -------------
         Robert A. Fitzner, Jr.                             52        1996
         Chairman of the Board of the Company                         1984*
         President of RAF

         Dennis W. Olson                                    57        1977
         President of the Company

         Robert L. Long                                     64        1996
         Secretary of the Company                                     1990*
         Senior Vice President of RAF

*Messrs. Fitzner and Long have been officers of RAF for the periods indicated.

It is anticipated that if Heng Fung Finance purchases the 3,556,777 shares of the Company's Common Stock as described above, that the directors of the Company will appoint new officers for the Company including Fai H. Chan, who would become the Chairman of the Board of Directors and President of the Company, and Robert H. Trapp, who would become Secretary of the Company.

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

(d)  Family Relationships.  Not applicable.

(e)  Business Experience.

     Background. The following is a brief account of the business experience during the past five years of each director and executive officer of the
     Company:

     Name of Director or
     Officer                 Principal Occupation During the Last Five Years

     Robert A. Fitzner,  Jr. President and Chief Executive  Officer of RAF
                             or RAFCO since 1984, Director of RAF since 1986, and Director of Secutron since 1986. Mr. Fitzner has been a Director of the Company since May of 1995, when RAF became a wholly owned subsidiary of the Company, and became the Chairman of the Board of Directors of the Company in February 1996.

     Dennis W. Olson         President and a Director of the Company since
                             1977.

     Robert L. Long          Senior  Vice   President  of  the   Corporate
                             Finance  Division of RAF since 1990. Mr. Long
                             became a  Director  of the  Company in May of
                             1995,   when  RAF   became  a  wholly   owned
                             subsidiary of the Company, and became the Secretary of the Company in February 1996.

     Fai H. Chan             Director of the Company  since  December  26,
                             1997.  Mr. Chan is the  Chairman and Managing
                             Director  of  Heng  Fung   Holdings   Company
                             Limited  and has been a Director of Heng Fung
                             Holdings  Company  Limited since September 2,
                             1992. Mr. Chan was elected Managing  Director
                             of Heng Fung Holdings  Company Limited on May
                             1, 1995 and  Chairman  on June 3, 1995.  Heng
                             Fung  Holdings  Company   Limited's   primary
                             business   activities   include  real  estate
                             investment and development, merchant banking,
                             the   manufacturing   of  building   material
                             machinery, pharmaceutical products and retail
                             fashion.  Mr. Chan has been the President and
                             a  Director  of Heng  Fai  China  Industries,
                             Inc.,    which   owns   various    industrial
                             companies,   since   June   1994  and   Chief
                             Executive  Officer thereof since June 1995; a
                             Director  of  Intra-Asia  Equities,  Inc.,  a
                             merchant  banking  company,  since June 1993;
                             Executive  Director of Hua Jian International
                             Finance Co.,  Ltd.  from  December 1994 until
                             December  1996;  and Chairman of the Board of
                             Directors  of  American  Pacific  Bank  since
                             March  1988  and  Chief   Executive   Officer
                             thereof between April 1991 and April 1993.

     Robert H. Trapp         Director of the Company  since  December  26,
                             1997.  Mr.  Trapp has been a director of Heng
                             Fung Holdings Company Limited since May 1995;
                             a Director of  Inter-Asia  Equities,  Inc., a
                             merchant banking company, since February 1995
                             and the  Secretary  thereof since April 1994;
                             Director, Secretary and Treasurer of Heng Fai
                             China  Industries,  Inc.,  which owns various
                             industrial   companies;   and  the   Canadian
                             operational   manager  of   Pacific   Concord
                             Holding (Canada) Ltd. of Hong Kong, which operates in the consumer products industry, from July 1991 until November 1997.

     Directorships. No director of the Company is a director of any other entity that has its securities registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended, except as identified previously.

(f) Involvement in Certain Legal Proceedings. No event required to be reported hereunder has occurred during the past five years.

(g) Promoters and Control Persons. Disclosure under this paragraph is not applicable to the Company.

Section 16(a) Beneficial Ownership Reporting Compliance

To the Company's knowledge, during the Company's fiscal year ended September 30, 1997, there were no directors or officers or more than 10% shareholder of the Company that failed to timely file a Form 3, Form 4 or Form 5.

ITEM 11.  EXECUTIVE COMPENSATION

                           Summary Compensation Table

The following table provides certain information pertaining to the compensation paid by the Company and its subsidiaries during the Company's last three fiscal years for services rendered by Robert A. Fitzner, Jr., the Chairman of the Board of the Company and the President of RAF, Dennis W. Olson, the President of the Company, and Robert L. Long, the Secretary of the Company and the Senior Vice President of RAF. RAF became a subsidiary of the Company in April of 1995.

                                             Annual Compensation
                                             -------------------
                                                                                      Long Term
                                                                                 Compensation Awards
                                                                       Other     -------------------
                              Period                                   Annual          Securities       All Other
Name and                      Ended                                   Compen-          Underlying       Compen-
Principal Position        September 30,   Salary($)      Bonus($)     sation ($)       Options (#)      sation ($)
------------------        -------------   --------       --------    ----------        -----------      ---------
Robert A. Fitzner, Jr.         1997       172,124(a)     30,000            0                 0            1,291(d)
   Chairman of the             1996       162,000(a)     40,000            0                 0           76,300(d)
   Board of Directors,         1995       162,000(a)     40,000            0                 0            1,270(d)
   and President of RAF

Dennis W. Olson                1997       121,160             0            (b)         100,000                0
   President of the            1996       123,500         9,000            (b)                0               0
   Company                     1995       119,710        10,000            (b)                0         100,000(d)

Robert L. Long                 1997       414,103(c)          0             0                 0               0
   Secretary of the            1996       272,612(c)          0             0           800,000         667,236(d)
   Company, and                1995       320,500(c)          0             0                 0               0
   Senior Vice
   President of RAF

(a) Includes $30,000 paid as a directors fee to Mr. Fitzner by Secutron, 60% of the outstanding stock of which is owned by the Company.

(b) The Company provided Mr. Olson with certain other benefits; however, these benefits did not exceed 10% of his aggregate cash compensation for each of the periods indicated.

(c) Officers of the Company are frequently responsible for conducting transactions for which they receive commission and/or fee compensation. In Mr. Long's case, total annual compensation is and has been transactional commissions and/or fees. During 1997, $131,377 of fees were paid in the form of a portion of RAF's proprietary inventory positions. The inventory positions were transferred to Mr. Long at market value.

(d) Mr. Olson received a commission as a result of the sale of the directories to McLeod. Mr. Fitzner received a commission as a result of the sale of the Clearing Operation and has received an annual Company matching contribution as a result of his contribution to a savings plan. Mr. Long received commissions as a result of the acquisition of the assets of RAFCO and the sale of the Clearing Operation. Mr. Long also realized a profit of $417,236 as a result of the exercise of warrants of companies that he received as compensation for underwritings by RAF. This amount represents the difference between the exercise price of the warrants and the sales price of the underlying stock.

                               Stock Option Plans

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

As of September 30, 1997, options to purchase 457,000 shares of the Company's Common Stock at $.625 per share through September 8, 2006, were outstanding and exercisable under the Plan.

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

Under the 1996 Plan, incentive stock options may only be granted to employees and nonstatutory stock options may be granted to employees and nonemployees. Options may not be granted at less than fair market value at the date of the grant. Options granted are nonassignable and terminate three months after the optionee's employment ceases, except in the case of employment termination due to disability of the optionee, in which event the option expires twelve months from the date employment ceases. The 1996 Plan is administered by the Company's Board of Directors or by a committee selected by the Company's Board of Directors.

Effective  September  9,  1996,  the  Company  granted  under  the 1996  Plan to employees options to purchase 1,250,000 shares at $.625 per share through September 9, 2009. As of September 30, 1997, options to purchase 1,240,000 shares were outstanding and 810,000 were exercisable under the 1996 Plan.

The Company adopted the September 1996 Incentive and Nonstatutory Option Plan (September 1996 Plan) in order to attract and retain the best available personnel for positions of responsibility, to provide additional incentive to employees and consultants of the Company and to promote the success of the Company's business.

The September 1996 Plan authorizes the granting of options to purchase 2,500,000 shares of the Company's Common Stock subject to adjustment for various forms of recapitalization that may occur. The terms and conditions of the September 1996 Plan are similar to that discussed for the 1996 Plan.

Effective September 10, 1996, the Company granted under the September 1996 Plan, to employees, options to purchase 1,243,000 shares of the Company's Common Stock at $.625 per share through December 31, 2009. As of September 30, 1997, options to purchase 1,228,000 were outstanding and 748,000 shares were exercisable under the September 1996 Plan. On December 10, 1997, 370,000 options were granted from this plan at an exercise price of $.625. These options are exercisable and expire December 9, 2007.

As of September 30, 1997, the Company had granted 340,000 nonqualified stock options to certain officers and employees at an exercise price of $.95 per share. These options are exercisable and expire August 25, 1998.

                          Employee Stock Ownership Plan

On September 22, 1989, the Company's Board of Directors adopted an Employee Stock Ownership Plan (ESOP) which provides in pertinent part that the Company may annually contribute tax deductible funds to the ESOP, at its discretion, which are then allocated to the Company's employees based upon the employees' wages in relation to the total wages of all employees in the ESOP.

The ESOP provides that more than half of the assets in the ESOP must consist of the Company's Common Stock. The ESOP is administered by a board of trustees under the supervision of an advisory committee, both of which are appointed by the Company's Board of Directors. As of December 29, 1997, the ESOP owned 517,900 shares of the Company's Common Stock and no other marketable securities. Employees become vested in the shares of the Company's Common Stock after six years in the ESOP. Executive officers participate in the ESOP in the same manner as other employees. Employees are 20% vested after two years, vesting an additional 20% each year up to 100% after six years in the ESOP.

                                  Savings Plans

The Company has three retirement saving plans covering all employees who are over 21 years of age and have completed one year of eligibility service. The plans meet the qualifications of Section 401(k) of the Internal Revenue Code. Under the plans, eligible employees can contribute through payroll deductions up to 15% of their base compensation. The Company makes a discretionary matching contribution equal to a percentage of the employee's contribution. Officers participate in the plans in the same manner as other employees. One of the Company's savings plans owns 170,748 shares of the Company's Common Stock.

The Company has no other bonus, profit sharing, pension, retirement, stock purchase, deferred compensation, or other incentive plans.

                        Option Grants In Last Fiscal Year

The following table sets forth information concerning the grant of an option by the Company to Dennis W. Olson during the year ended September 30, 1997. No options were granted by the Company to Robert A. Fitzner, Jr. or to Robert L. Long during the year ended September 30, 1997.

                                           Individual Grants
                   ------------------------------------------------------------------
                    Number of     %of Total
                   Securities     Options                                       Grant
                   Underlying    Granted to      Exercise or                     Date
                    Options     Employees in        Base                        Present
 Name              Granted(#)    Fiscal Year    Price ($/Sh)   Expiration Date   Value
 ----              ----------   ------------    ------------   ---------------  -------
 Dennis W. Olson 100,000(1)    29.4%     $0.95         8/25/98    $0(2)

(1) The options granted were extensions of options that were previously granted and that were due to expire on August 25, 1997.

(2) The options were extended at the same price at which they were previously granted, $.95, which on the date of the extension was above market value. Given the volatility in the price of the Company's Common Stock, the current market value and the expiration date, the Company does not believe the options had any value on the date they were extended.

Aggregated Option Exercises in Last Fiscal Year or Fiscal Year End Option Values

The following table sets forth information with respect to Dennis W. Olson and Robert L. Long concerning the unexercised options held by them as of September 30, 1997. Neither Dennis W. Olson nor Robert L. Long exercised any options during the year ended September 30, 1997. Robert A. Fitzner, Jr. does not own any options to purchase securities of the Company.

                        Number of Securities
                     Underlying Unexercised  Value of Unexercised In-the-Money
                            Options at                  Options at
                        September 30, 1997(#)     September 30, 1997($)(1)
                     --------------------------  --------------------------
     Name            Exercisable  Unexercisable  Exercisable  Unexercisable
     ----            -----------  -------------  -----------  -------------
     Dennis W. Olson   100,000         -0-          -0-            -0-

     Robert L. Long    320,000      480,000         -0-            -0-

(1) Value of unexercised in-the-money options is the market price of the underlying shares of Common Stock at September 30, 1997, less the exercise price of the options.

                 Compensation of Directors-Standard Arrangement

Directors of the Company receive no compensation for their services as directors. Directors of Secutron, including Robert A. Fitzner, Jr., who are not also officers or employees of Secutron received $30,000 during the year ended September 30, 1997.

                    Employment Contracts and Termination of
                 Employment and Change-In-Control Arrangements

There is no employment contract between the Company or RAF and Robert A. Fitzner, Jr. Robert L. Long and RAF have an agreement whereby Mr. Long receives commissions based on a percentage of the dollar amount of his clients' transactions and the dollar amount of all RAF corporate finance transactions and he receives one fourth of all warrants received by RAF as compensation for corporate finance transactions. The Company has an employment contract with Mr. Olson that expires January 1, 1998 with no further obligation beyond that date.

           Compensation Committee Interlocks and Insider Participation

The Company has no compensation committee and no officer or employee or former officer of the Company or any of its subsidiaries during the fiscal year ended September 30, 1997, participated in deliberations with the Company's Board of Directors concerning executive officer compensation.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a)(b) Security Ownership of Certain Beneficial Owners and Management. The following table sets forth as of December 29, 1997, the number of shares of the Company's outstanding Common Stock beneficially owned by each of the Company's current directors and officers, sets forth the number of shares of the Company's Common Stock beneficially owned by all of the Company's current directors and officers as a group and sets forth the number of shares of the Company's Common Stock owned by each person who owned of record, or was known to own beneficially, more than 5% of the Company's outstanding shares of Common Stock respectively:

          Name and Address of             Amount and Nature
          Beneficial Owner or Name           of Beneficial
          of Officer or Director             Ownership(l)       Percent of Class
          ------------------------        ------------------    ----------------
          Robert A. Fitzner, Jr.             4,236,444 (2)            25.1%

          Robert L. Long                       530,000 (3)             3.1%

          Dennis W. Olson                      683,925 (4)             3.9%

          Fai H. Chan                       30,255,338 (5)            71.3%

          Robert H. Trapp                            0 (6)               0%

          All officers and directors        32,148,930 (2)(5)(7)(8)   74.7%
          as a group (5 persons)

          Heng Fung Holdings Company        30,255,338 (2)(8)         71.3%
          Limited
          Lippo Protective Tower
          10th Floor
          231-235 Gloucester Road
          Wanchai, Hong Kong

(1) Except as indicated below, each person has the sole voting and investment power over the shares indicated.

(2) Includes shares underlying options Mr. Fitzner has given to two persons to purchase 300,000 shares from Mr. Fitzner's personal holdings. After regulatory approval of a change in beneficial ownership of 25% or more of RAF, 3,556,777 shares are to be purchased from Mr. Fitzner by Heng Fung Private.

(3) Includes 480,000 shares underlying stock options currently exercisable, or exercisable within 60 days.

(4) Includes 100,000 shares of Common Stock underlying stock options, 6,534 shares held in the Company's ESOP Plan, 2,172 shares held in the Company's 401(k) Plan, and 70,495 shares underlying Mr. Olson's 50% share in 140,990 shares jointly held by a former employee of the Company.

(5)  Consists  of  shares  beneficially  owned  by Heng  Fung  Holdings  Company
     Limited. Mr. Chan is an executive officer, a director and an 11.8% shareholder of Heng Fung Holdings Company Limited.

(6) Mr. Trapp is a director of Heng Fung Holdings Company Limited. Mr. Trapp disclaims beneficial ownership of the shares beneficially owned by Heng Fung Holdings Company Limited.

(7) Includes shares underlying the stock options held by Mr. Olson and the options held by Mr. Long

(8) Heng Fung Holdings Company Limited is the parent of Heng Fung Private. Hung Fung Private has purchased 1,136,364 shares of the Company's outstanding Common Stock and has agreed that, upon regulatory approval of change of ownership of 25% or more of RAF, Heng Fung Private would purchase an additional 3,556,777 shares of the Company's outstanding Common Stock from Mr. Fitzner. Also, pursuant to the Convertible Debenture Agreement, Heng Fung Finance, a wholly owned subsidiary of Heng Fung Private, beneficially owns 25,562,197 shares of the Company's outstanding Common Stock.

(c) Possible Change in Control. In December 1997, Heng Fung Private, a wholly owned subsidiary of Heng Fung Holdings, a public company traded on the Hong Kong Stock Exchange, purchased 1,136,364 shares of the Company's outstanding Common Stock from Robert A. Fitzner, Jr. and Robert L. Long, officers and directors of the Company, and from two other employees of RAF. In December 1997, Robert A. Fitzner, Jr. and Heng Fung Private agreed that, upon regulatory approval of a change in the beneficial ownership of 25% or more of RAF, Heng Fung Private would purchase an additional 3,556,777 shares of the Company's outstanding Common Stock from Mr. Fitzner. In conjunction with the transaction, the Company entered into an agreement (Convertible Debenture Agreement) with Heng Fung Finance, a wholly owned subsidiary of Heng Fung Private, pursuant to which the Company agreed to sell to Heng Fung Finance a ten year $4,000,000 10% Convertible Debenture that is convertible at $.53125 per share into 7,529,411 shares of the Company's Common Stock. The purchase of the $4,000,000 Convertible Debenture was completed on December 30, 1997. On December 26, 1997, the Board of Directors of the Company, at the request of Heng Fung Finance made pursuant to the terms of the Convertible Debenture Agreement, appointed two persons selected by Heng Fung Finance to the Board to Directors of the Company. If Heng Fung Private completes the purchase of the additional 3,556,777 shares of the Company's outstanding Common Stock from Mr. Fitzner, the three directors of the Company not appointed at the request of Heng Fung Finance will resign as directors of the Company and the two remaining directors appointed at the request of Heng Fung Finance will be able to fill the vacancies created by such resignations. Further, Heng Fung Holdings, through Heng Fung Private, will then own approximately 27.8% of the Company's outstanding Common Stock and Heng Fung Finance will have the option to purchase an additional ten year $11,000,000 10% Convertible Debenture that will be convertible at $.61 per share into 18,032,786 shares of the Company's Common Stock.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

(a)(b) Transactions With Management and Others and Certain Business Relationships. Certain officers and directors of the Company made personal loans to the Company when it was in need of short term financing. Dennis Olson made personal demand loans to the Company of which $100,000 remained outstanding as of September 30, 1997. The entire balance was paid to Mr. Olson subsequent to September 30, 1997. Interest was paid to Mr. Olson by the Company at 11.5% per annum. All loan transactions with related persons were on terms no less favorable than those available from third parties. Management has no intentions to engage in such borrowing activities in the future.

Dennis W. Olson is currently an officer and a director of the Company. On February 25, 1997, the Company entered into an agreement to sell certain of its directory business assets to McLeod. Pursuant to the agreement with McLeod, Mr. Olson and certain other employees of the Company entered into agreements not to compete with McLeod. As compensation for this noncompetition agreement, McLeod paid Mr. Olson $334,000 in total noncompetition compensation.

Robert L. Long is currently the Secretary and a director of the Company. Mr. Long received consulting fees of $131,377 during the year ended September 30, 1997 in the form of a portion of RAF's inventory positions. The inventory positions were transferred to Mr. Long at market value.

In December 1997, the Company entered into the Convertible Debenture Agreement with Heng Fung Finance described in Item 1 and Item 12 of this Annual Report.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1) Financial Statements. (Beginning on page F-1)

Independent Auditors' Report
Consolidated Balance Sheets September 30, 1997 and 1996
Consolidated  Statements of Operations-Years  ended September 30, 1997 and 1996,
     Nine months ended September  30, 1995
Consolidated Statements of Changes in Stockholders' Equity-Years ended September
     30, 1997 and 1996, Nine Months Ended September 30, 1995
Consolidated  Statements of Cash Flows-Years  ended September 30, 1997 and 1996,
     Nine Months Ended September 30, 1995
Notes to Consolidated Financial Statements

(a)(2)   Financial Statement Schedules.  None

(b) Current Reports on Form 8-K: During the fiscal quarter ended September 30, 1997, one Current Report on Form 8-K dated September 15, 1997 was filed on September 30, 1997. The Current Report contained information under Item 2 relating to the sale of the primary operating assets of the directory business and FMG as discussed in Item 1 of this Annual Report and pursuant to Item 7 filed exhibits relating to such sale.

(c) Exhibits: Included as exhibits are the items in the Exhibit Index.

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    EXHIBITS

                                       TO

                                    FORM 10-K

                        FRONTEER FINANCIAL HOLDINGS, LTD.

                                  EXHIBIT INDEX


Exhibit 2.1 Asset Sale and Purchase Agreement between McLeod USA Publishing and Fronteer Marketing Group, Inc. and Contact America dated September 15, 1997 (incorporated by reference to Exhibit 2.1 Registrant's Current Report on Form 8-K dated September 15,
               1997).

Exhibit 2.2 Sale and Purchase Agreement by and between McLeod USA Publishing Company and Fronteer Financial Holdings, Ltd., Classified Directories, Inc. Larry A. Scott, James Greff, Randall L. Gowin, Edwin Dressler and certain directors, officers and shareholders of Fronteer dated January 27, 1997 (incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K dated February 25, 1997).

Exhibit 2.3 Agreement for Sale and Purchase of Certain of the Business and Assets of RAF Financial Corporation dated January 29, 1996, by and among Fronteer Directory Company, Inc., RAF Financial Corporation and MultiSource Services, Inc. (incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K dated July 23, 1996, as originally filed).

Exhibit 2.4 Stock Subscription Agreement dated January 29, 1996, by and among Fronteer Directory Company, Oppenheimer Funds, Inc. and MultiSource Services, Inc. (incorporated by reference to Exhibit
               10.1 to Registrant's Current Report on Form 8-K dated July 23, 1996, as originally filed).

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

Exhibit 3.0(ii)Articles   of   Amendment   to  the   Registrant's   Articles  of
               Incorporation as filed with the Colorado Secretary of State on June 27, 1995 (incorporated by reference to Exhibit 3.0(ii) to Registrant's Annual Report on Form 10-K for the year ended September 30, 1996).

Exhibit 3.2    Restated   Bylaws  of  Registrant   adopted   February  14,  1996
               (incorporated by reference to Exhibit 3.2 to Registrant's Annual Report on Form 10-K for the year ended September 30, 1996).

Exhibit 10.1 Amended and Restated 1988 Incentive and NonStatutory Stock Option Plan as amended September 10, 1996 (incorporated by reference to Exhibit 10.1 to Registrant's Annual Report on Form 10-K for the year ended September 30, 1996).

Exhibit 10.2   Employee  Stock  Ownership  Plan  (incorporated  by  reference to
               Exhibit 10.2 to Registrant's Annual Report on Form 10-K for the year ended September 30, 1995).

Exhibit 10.3   401(k) Plan and Amendment I thereto (incorporated by reference to
               Exhibit 10.3 to Registrant's Annual Report on Form 10-K for the year ended September 30, 1995).

Exhibit 10.4 Employees/Officers/Directors Form of Non-Competition Agreement; Covenant Not to Compete and Confidentiality Agreement. (incorporated by reference to Exhibit 2.2 to Registrant's Current Report on Form 8-K dated May 9, 1995).

Exhibit 10.5 Amended and Restated 1996 Incentive and Nonstatutory Stock Option Plan, as amended September 10, 1996 (incorporated by reference to Exhibit 10.6 to Registrant's Annual Report on Form 10-K for the year ended September 30, 1996).

Exhibit 10.6 September 1996 Incentive and Nonstatutory Stock Option Plan (incorporated by reference to Exhibit 10.7 to Registrant's Annual Report on Form 10-K for the year ended September 30, 1996).

Exhibit 10.7 $4,000,000 10% Convertible Debenture Purchase Agreement between the Company and Heng Fung Finance Company Limited dated December 17, 1997.

Exhibit 21     Subsidiaries of the Registrant.

Exhibit 27     Financial Data Schedule

                          Independent Auditors' Report




The Board of Directors and Stockholders
Fronteer Financial Holdings, Ltd.:


We have audited the accompanying consolidated balance sheets of Fronteer Financial Holdings, Ltd. and subsidiaries as of September 30, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended September 30, 1997 and 1996 and the nine months ended September 30, 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Fronteer Financial Holdings, Ltd. and subsidiaries as of September 30, 1997 and 1996, and the results of their operations and their cash flows for the years ended September 30, 1997 and 1996 and the nine months ended September 30, 1995, in conformity with generally accepted accounting principles.


                                                  /s/ KPMG Peat Marwick LLP
                                                  KPMG Peat Marwick LLP




Denver, Colorado
January 5, 1998

                         PART I - FINANCIAL INFORMATION

ITEM 8.   Financial Statements.

               FRONTEER FINANCIAL HOLDINGS, LTD. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                             September 30,
                                                                          --------------------
         ASSETS                                                           1997            1996
         ------                                                           ----            ----

CURRENT ASSETS:

   Cash and cash equivalents (Note 1) .............................   $ 2,080,722     2,017,489
   Receivables from brokers or dealers and clearing
      organizations:
      Affiliate ...................................................     2,045,134     1,444,091
      Other .......................................................          --         166,347
   Trade receivables ..............................................       786,971     1,005,080
   Receivable from affiliate ......................................          --       1,048,075
   Other receivables ..............................................         2,600         7,125
   Securities owned, at market value (Note 4) .....................       871,322     1,882,049
   Current portion of long-term notes receivable (Note 5)..........          --         274,752
   Deferred income taxes (Note 9) .................................          --         196,846
   Other assets ...................................................       948,244       140,206
   Net current assets of discontinued operations (Note 2)..........     1,523,706     1,511,395
                                                                       ----------    ----------
      Total current assets ........................................     8,258,699     9,693,455

PROPERTY, FURNITURE AND EQUIUPMENT, net
   of accumulated depreciation (Note 6) ...........................     1,466,814     1,388,283

DEFERRED INCOME TAXES (Note 9) ....................................       613,784       471,938

OTHER LONG TERM ASSETS ............................................       247,241        55,428

NET LONG TERM ASSETS OF DISCONTINUED
   OPERATIONS (Note 2) ............................................       416,544     2,915,016
                                                                       ----------    ----------

      Total assets ................................................   $11,003,082    14,524,120
                                                                       ==========    ==========


(Continued)




               FRONTEER FINANCIAL HOLDINGS, LTD. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS, CONTINUED

                                                                                                                    September 30,
         LIABILITIES AND STOCKHOLDERS' EQUITY                               1997           1996
         ------------------------------------                               ----           ----

LIABILITIES:

   Accounts payable, accrued expenses,
      and other liabilities .......................................   $  3,373,672       2,507,353
   Current portion of long-term debt (Note 8) .....................        863,164       1,275,643
   Notes payable to related parties ...............................        177,000         367,900
   Deferred revenue ...............................................           --            24,400
   Income taxes payable ...........................................           --            96,284
   Other current  liabilities .....................................        249,555         431,004
                                                                        ----------      ----------
      Total current liabilities ...................................      4,663,391       4,702,584

LONG-TERM DEBT, net of current portion
   (Note 8) .......................................................        927,843       1,723,166

DEFERRED RENT CONCESSIONS .........................................      1,716,529       1,768,827

OTHER LIABILITIES .................................................         88,000            --
                                                                        ----------      ----------
      Total liabilities ...........................................      7,395,763       8,194,577
                                                                        ----------      ----------

MINORITY INTEREST IN SUBSIDIARY ...................................        255,328         243,997
                                                                        ----------      ----------
STOCKHOLDERS' EQUITY (Note 3):
   Series A voting cumulative preferred stock, authorized
      25,000,000 shares, $0.10 par value ..........................           --              --
   Common stock; authorized 100,000,000 shares, $0.01 par
      value; 16,871,557 and 16,141,944 shares issued and
      outstanding as of September 30, 1997 and 1996,
      respectively ................................................        185,167         177,871
   Additional paid-in capital .....................................     12,230,772      11,515,751
   Accumulated deficit ............................................     (7,433,714)     (3,977,842)
   Unearned ESOP shares (Note 11) .................................       (350,000)       (350,000)
   Treasury stock, 1,645,162 shares at cost as of
      September 30, 1997 and 1996 .................................     (1,280,234)     (1,280,234)
                                                                        ----------      ----------
         Total stockholders' equity ...............................      3,351,991       6,085,546
                                                                        ----------      ----------

COMMITMENTS AND CONTINGENCIES
   (Notes 2, 3, 8, 10 and 12)
   Total liabilities and stockholders' equity .....................   $ 11,003,082      14,524,120
                                                                        ==========      ==========

See accompanying notes to consolidated financial statements.

               FRONTEER FINANCIAL HOLDINGS, LTD. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                                                              Year Ended September 30,
                                                                              ------------------------   Nine Months Ended
                                                                                1997            1996     September 30, 1995
                                                                                ----            ----     ------------------
REVENUE:
Brokerage commissions ............................................         $ 13,779,477      10,825,987       7,051,366
Investment banking ...............................................            3,003,794       2,275,217       1,340,573
Trading profits, net .............................................              274,563         453,144         830,551
Other broker/dealer ..............................................              774,329         791,001         506,733
Computer hardware and software operations ........................            6,982,143       6,538,540       3,236,156
Other ............................................................              286,108         485,132         187,186
                                                                            -----------     -----------     -----------
                                                                             25,100,414      21,369,021      13,152,565
                                                                            -----------     -----------     -----------
COST OF SALES AND OPERATING EXPENSES:
Broker/dealer commissions ........................................           10,268,764       8,171,445       5,049,208
Computer cost of  sales ..........................................            5,767,136       5,381,097       2,930,197
General and administrative .......................................           11,252,747       9,997,828       5,859,127
Depreciation and amortization ....................................              338,945         396,203         311,787
                                                                            -----------     -----------     -----------
                                                                             27,627,592      23,946,573      14,150,319
                                                                            -----------     -----------     -----------
Operating loss ...................................................           (2,527,178)     (2,577,552)       (997,754)
                                                                            -----------     -----------     -----------
OTHER INCOME (EXPENSE):
Gain on sale of Clearing Operation (Note 2) ......................                 --         1,332,974            --
Interest income ..................................................              150,203         642,274         480,225
Interest expense .................................................              (27,940)       (225,089)       (283,130)
Equity in loss of affiliate ......................................              (22,580)        (19,330)           --
                                                                            -----------     -----------     -----------
                                                                                 99,683       1,730,829         197,095
                                                                            -----------     -----------     -----------
Loss before minority interest and income taxes ...................           (2,427,495)       (846,723)       (800,659)
                                                                            -----------     -----------     -----------
Minority interest in earnings ....................................              (11,331)        (87,626)         (5,136)
                                                                            -----------     -----------     -----------
Loss from continuing operations before income taxes ..............           (2,438,826)       (934,349)       (805,795)
Income tax benefit (expense)......................................              448,524         (55,799)           --
                                                                            -----------     -----------     -----------

Loss from continuing operations ..................................           (1,990,302)       (990,148)       (805,795)
Loss on sale of discontinued operations, net of
   income tax benefit of $409,692 (Note 2) .......................             (666,522)           --              --
Loss from discontinued operations, net of income
   tax benefit of $411,631 (Note 2) ..............................             (799,048)     (1,368,533)     (1,086,078)
                                                                            -----------     -----------     -----------
Net loss from discontinued operations ............................           (1,465,570)     (1,368,533)     (1,086,078)
                                                                            -----------     -----------     -----------
Net loss .........................................................           (3,455,872)     (2,358,681)     (1,891,873)
Preferred stock dividends ........................................                 --           (59,061)        (32,812)
                                                                            -----------     -----------     -----------
Net loss applicable to common shareholders .......................         $ (3,455,872)     (2,417,742)     (1,924,685)
                                                                            ===========     ===========     ===========
Weighted average number of common shares
   outstanding ...................................................           16,760,597      13,858,963       9,408,431
Loss per common share:
   Continuing operations .........................................         $       (.12)           (.07)           (.09)
   Discontinued operations:
      Loss on sale of discontinued operations ....................                 (.04)           --              --
      Loss from discontinued operations ..........................                 (.05)           (.10)           (.11)
                                                                            -----------     -----------     -----------
         Total ...................................................         $       (.21)           (.17)           (.20)
                                                                            ===========     ===========     ===========

See accompanying notes to consolidated financial statements.

               FRONTEER FINANCIAL HOLDINGS, LTD, AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                                              Additional
                                                Preferred        Common         paid-in
                                                  stock*          stock          capital
                                                ---------        ------       ----------

Balances at December 31, 1994 ............   $   823,750              1             99
Cancellation of RAFCO
   preferred  and common stock ...........      (823,750)            (1)           (99)
Shares issued in business
   combination ...........................       875,000        125,581      6,431,343
Series A preferred stock
   dividend ..............................          --             --             --
Net loss .................................          --             --             --
                                               ---------      ---------     ----------
Balances at September 30, 1995............       875,000        125,581      6,431,343
Series A preferred stock
   dividend ..............................          --             --             --
Purchase of subsidiary shares ............          --             --             (548)
Purchase and retirement of
   preferred stock .......................      (875,000)          --             --
Proceeds from shares issued
   through private placement,
   net of issuance costs of $614,704 .....          --           52,290      5,084,956
Purchase of common stock .................          --             --             --
Net loss .................................          --             --             --
                                               ---------      ---------     ----------
Balances at September 30, 1996 ...........          --          177,871     11,515,751
Proceeds from shares issued
   through private placement,
   net of issue costs of $80,257 .........          --            7,296        715,021
Net loss .................................          --             --             --
                                               ---------      ---------     ----------
Balances at September 30, 1997 ...........   $      --          185,167     12,230,772
                                               =========      =========     ==========
                                               Accumulated
                                                 earnings     Unearned       Treasury
                                                (deficit)     ESOP stock       stock         Total
                                               -----------    ----------     --------        -----
Balances at December 31, 1994 ............       364,585           --             --        1,188,435
Cancellation of RAFCO
preferred  and common stock ..............          --             --             --         (823,850)
Shares issued in business
   combination ...........................          --         (350,000)       (80,234)     7,001,690
Series A preferred stock
   dividend ..............................       (32,812)          --             --          (32,812)
Net loss .................................    (1,891,873)          --             --       (1,891,873)
                                              ----------      ---------      ---------     ----------
Balances at September 30, 1995 ...........    (1,560,100)      (350,000)       (80,234)     5,441,590
Series A preferred stock
   dividend ..............................       (59,061)          --             --          (59,061)
Purchase of subsidiary shares ............          --             --             --             (548)
Purchase and retirement of
   preferred stock .......................          --             --             --         (875,000)
Proceeds from shares issued
   through private placement,
   net of issuance costs of $614,704 .....          --             --             --        5,137,246
Purchase of common stock .................          --             --       (1,200,000)    (1,200,000)
Net loss .................................    (2,358,681)          --             --       (2,358,681)
                                              ----------      ---------      ---------     ----------
Balances at September 30, 1996 ...........    (3,977,842)      (350,000)    (1,280,234)     6,085,546
Proceeds from shares issued
   through private placement,
   net of issue costs of $80,257 .........          --             --             --          722,317
Net loss .................................    (3,455,872)          --             --       (3,455,872)
                                              ----------      ---------      ---------     ----------
Balances at September 30, 1997 ...........    (7,433,714)      (350,000)    (1,280,234)     3,351,991
                                              ==========      =========      =========     ==========

*Includes both outstanding preferred shares issued in connection with the RAFCO, Ltd. business combination discussed in Note 2 and the previously issued RAFCO, Ltd. preferred shares canceled in connection with the transaction.

See accompanying notes to consolidated financial statements.

               FRONTEER FINANCIAL HOLDINGS, LTD. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                          Year Ended September 30, Nine Months Ended
                                                                                          ------------------------    September 30,
CASH FLOWS FROM OPERATING ACTIVITIES:                                                         1997         1996           1995
                                                                                              ----         ----    -----------------
Loss from continuing operations ......................................................   $(1,990,302)      (990,148)      (805,795)
Adjustments to reconcile net loss from continuing
   operations to net cash used by continuing operations:
   Gain on sale of Clearing Operation ................................................          --       (1,332,974)          --
   Depreciation and amortization .....................................................       338,945        396,203        311,787
   Amortization of deferred rent .....................................................       (52,298)       (25,804)       (14,264)
   Provision for bad debts ...........................................................       274,752           --          598,132
   Equity in loss of affiliate .......................................................        22,580         19,330           --
   Minority interest in earnings .....................................................        11,331         87,626          5,136
   Other .............................................................................        55,000        (15,886)        93,226
Changes in operating assets and liabilities, net of
   effects from sale of clearing operation:
   Decrease (increase) in broker/dealer customer
      receivables, net ...............................................................          --       (5,069,631)     8,700,341
   Decrease (increase) in receivables from brokers or
      dealers and clearing organizations .............................................      (434,696)    (1,555,209)       405,265
   Decrease (increase) in trade receivables ..........................................       218,109       (661,822)       122,162
   Decrease (increase)  in other receivables .........................................         4,525         76,210        (83,335)
   Decrease (increase) in securities owned, net of
       securities sold but not yet purchased .........................................       837,238       (507,324)        69,590
   Decrease (increase) in other assets ...............................................      (808,038)       (41,155)        60,724
   Increase in accounts payable, accrued
      expenses, and other liabilities ................................................       866,319        552,723        289,422
   Decrease in broker/dealer customer payables .......................................          --         (284,451)      (586,477)
   Increase (decrease) in payables to brokers or dealers
      and clearing organizations .....................................................          --        7,590,197    (10,282,393)
   Increase (decrease) in deferred revenue ...........................................       (24,400)        24,400           --
   Increase (decrease) in income taxes payable .......................................       (96,284)      (111,359)       207,643
   Increase (decrease) in other current liabilities ..................................        (7,960)       375,710           --
                                                                                         -----------     ----------     ----------
   Net cash used by continuing operations ............................................      (785,179)    (1,473,364)      (908,836)
   Net cash used by discontinued operations ..........................................    (1,477,881)      (364,027)    (1,086,078)
                                                                                         -----------     ----------     ----------
   Net cash used by operating activities .............................................    (2,263,060)    (1,837,391)    (1,994,914)
                                                                                         -----------     ----------     ----------
(Continued)



               FRONTEER FINANCIAL HOLDINGS, LTD. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
                                                                                          Year Ended September 30, Nine Months Ended
                                                                                          ------------------------    September 30,
CASH FLOWS FROM INVESTING ACTIVITIES:                                                        1997         1996           1995
                                                                                             ----         ----    -----------------
   Purchase of property, furniture and equipment .....................................      (417,476)      (519,999)       (214,026)
   Proceeds from sale of Clearing Operation, net .....................................     1,048,075        312,133            --
   Proceeds from sale of assets ......................................................          --             --           331,991
   Other investing activities ........................................................      (214,393)      (116,403)        114,270
   Net cash provided by discontinued operations ......................................     2,498,472        210,518         536,405
                                                                                         -----------     ----------     ----------
   Net cash provided (used) by investing activities ..................................     2,914,678       (113,751)        768,640
                                                                                          -----------     ----------     ----------

CASH FLOWS FROM FINANCING ACTIVITIES:

   Borrowings on debt ................................................................          --          732,110       1,005,606
   Net (payments) borrowings from related parties ....................................      (190,900)      (181,000)        483,000
   Principal payments on borrowings ..................................................    (1,207,802)    (1,647,233)       (444,605)
   Net proceeds from issuance of common stock ........................................       722,317      5,137,246            --
   Dividends on preferred stock ......................................................          --          (59,061)        (32,812)
   Purchase of preferred stock .......................................................          --         (875,000)           --
   Purchase of common stock ..........................................................          --       (1,200,000)           --
   Other financing activities ........................................................        88,000           --              --
                                                                                          -----------     ----------     ----------
   Net cash provided (used) by financing activities ..................................      (588,385)     1,907,062       1,011,189
                                                                                          -----------     ----------     ----------

NET INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS .......................................................................        63,233       (44,080)        (215,085)

CASH AND CASH EQUIVALENTS, BEGINNING OF
   PERIOD ............................................................................     2,017,489      2,061,569       2,276,654
                                                                                         -----------     ----------      ----------
CASH AND CASH EQUIVALENTS, END OF PERIOD .............................................   $ 2,080,722      2,017,489       2,061,569
                                                                                         ===========     ==========      ==========
(Continued)


               FRONTEER FINANCIAL HOLDINGS, LTD. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED

SUPPLEMENTAL DISCLOSURES RELATED TO STATEMENTS OF CASH FLOWS

Supplemental disclosures of cash flow information:
                                                                                  Year Ended September 30, Nine Months Ended
                                                                                  ------------------------    September 30,
CASH FLOWS FROM INVESTING ACTIVITIES:                                                1997         1996           1995
                                                                                     ----         ----    -----------------
Cash payments for:
   Interest:
      Continued operations ...............................................         $   27,940        225,089         283,130
      Discontinued operations ............................................            142,508        254,275         115,031
                                                                                    ---------      ---------      ----------
                                                                                   $  170,448        479,364         398,161
                                                                                    =========      =========      ==========
   Income taxes:
      Continued operations ...............................................         $  129,831        177,079         135,060
      Discontinued operations ............................................               --             --              --
                                                                                    ---------      ---------      ----------
                                                                                   $  129,831        177,079         135,060
                                                                                    =========      =========      ==========

Sale of Clearing Operation (See Note 2):
   Sales Price ...........................................................               --        3,351,352            --
   Less:  Transition costs ...............................................               --         (167,026)           --
              Receivable from MSI ........................................         $1,048,075     (1,048,075)           --
              Cash sold ..................................................               --       (1,824,118)           --
                                                                                    ---------      ---------      ----------

   Cash proceeds from sale of Clearing Operation .........................         $1,048,075        312,133            --
                                                                                    =========      =========      ==========

McLeod note payable applied against purchase price of
   directories ...........................................................         $  500,000           --              --
                                                                                    =========      =========      ==========


See Note 2 for additional non-cash investing and financing activities.

See accompanying notes to consolidated financial statements.

               FRONTEER FINANCIAL HOLDINGS, LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 1997 AND 1996


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Fronteer Financial Holdings, Ltd. (Fronteer or the Company) and its wholly-owned subsidiaries Fronteer Personnel Services, Inc. (FPS), Fronteer Marketing Group, Inc. (FMG), R A F Financial Corporation (RAF) and RAF Services Inc. of Texas, RAF Services Inc. of Louisiana and RAF Services Inc. (collectively, RAF Services). They also include a majority-owned subsidiary, Secutron Corporation (Secutron). All significant intercompany accounts and transactions have been eliminated in the preparation of the consolidated financial statements.

Fronteer was engaged in the publishing and distribution of telephone directories, while FPS was engaged in employee leasing, and FMG was engaged in the telemarketing business. As discussed in Note 2, these entities sold their primary operating assets during the year ended September 30, 1997. RAF operates as a registered securities broker/dealer. Secutron is engaged in industry specific software development and provides consulting services. RAF Services are subsidiaries established in order to participate in insurance brokerage activities in certain states.

CASH EQUIVALENTS

For purposes of reporting cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash on deposit in unsecured accounts and restricted cash relating to an arbitration matter were $1,740,131 and $110,198, respectively, as of September 30, 1997.

ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

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

SECURITIES

Securities transactions and related revenue and expense are recorded on a settlement-date basis, usually the third business day following the trade date. The effect of using settlement date rather than trade date for the recording of securities transactions is not significant.

               FRONTEER FINANCIAL HOLDINGS, LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      SEPTEMBER 30,1997 AND 1996, CONTINUED


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

Statement of Financial  Accounting  Standards  (FASB) No. 119,  Disclosure about
Derivative Financial Instruments and Fair Value of Financial Instruments, prescribes disclosure requirements for transactions in certain derivative financial instruments including futures, forward, swap, and option contracts, and other financial instruments with similar characteristics. Although RAF is authorized to enter into such transactions in the ordinary course of business, and may do so in the future, no such transactions have been consummated.

REVENUE AND COST RECOGNITION

Revenues from advertising sales were recognized at the point individual directories were published. Costs of selling and production were recorded as deferred directory costs when incurred and charged to cost of sales in the period during which the related directory was published. Deferred directory costs were allocated to incomplete directories based upon the relative percentage of contracts sold as of year-end on incomplete directories to total current year earned revenues. Printing costs were charged to cost of sales in the period during which the related directory was published. Costs of distribution were charged to cost of sales as incurred.

Revenue from the sale of computer equipment and installation of software is generally recognized when the equipment and related software is installed and accepted by the customer.

Costs incurred in researching, designing, and planning for the development of new software are included in computer hardware and software operations in the accompanying consolidated financial statements. All amounts are charged to operations as incurred until such time as the costs meet the criteria for capitalization. Such costs have not been significant. General and administrative costs are charged to expenses as incurred.

PROPERTY, FURNITURE AND EQUIPMENT

Property, furniture and equipment are recorded at cost. Additions, renewals and betterments are capitalized, whereas expenditures for maintenance and repairs are charged to expense. The cost and related accumulated depreciation of assets retired or sold are removed from the appropriate asset and depreciation accounts, and the resulting gain or loss is reflected in income.

It is the policy of the Company to provide depreciation using the accelerated and straight-line methods based on the estimated useful lives of the assets as follows:
                                                  Estimated
          Description                             useful life
          -----------                             -----------

          Real Property                              40 years
          Furniture & Vehicles                      3-5 years
          Equipment                                5-10 years

               FRONTEER FINANCIAL HOLDINGS, LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     SEPTEMBER 30, 1997 AND 1996, CONTINUED


DIRECTORY PUBLISHING RIGHTS AND AMORTIZATION

Directory   publishing   rights  were   amortized   over  ten  years  using  the
straight-line method.

INCOME TAXES

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

LOSS PER COMMON SHARE

Loss per common share has been calculated based upon the net loss available to common shareholders divided by the weighted average number of common shares outstanding during the period. Common stock equivalents, including outstanding options and warrants, are considered in determining the weighted average number of common shares outstanding during the period unless antidilutive.

ESTIMATES

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

Statement of Financial Accounting Standards No. 107, Disclosure about Fair Value of Financial Instruments, requires all entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized in the consolidated balance sheets. The carrying amounts as of September 30, 1997 and 1996 for financial instruments approximate their fair values due to the short maturity of these instruments or because the related interest rates approximate current market rates.

FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

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

               FRONTEER FINANCIAL HOLDINGS, LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      SEPTEMBER 30,1997 AND 1996, CONTINUED


RECLASSIFICATIONS

Certain reclassifications have been made to prior year's consolidated financial statements to conform to current year's presentation.

RECENTLY ISSUED FINANCIAL ACCOUNTING STANDARDS

In December 1996, the Financial Accounting Standards Board (FASB) issued Statement No. 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125 Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." Statement 127 defers the effective date of provisions of Statement 125 relating to the recognition of collateral, securities lending transactions, repurchase agreements, dollar-rolls, and similar transactions until January 1, 1998. The Company does not believe that the adoption of this statement will have a material effect on its consolidated financial position or results of operations and will adopt it when required.

In February 1997, the FASB issued Statement No. 128, "Earnings Per Share." Statement 128 simplifies the calculation of earnings per share (EPS) and makes it comparable to international EPS standards. Statement 128 is effective for both interim and annual periods ending after December 15, 1997 and earlier application is not permitted. The Company does not believe that the adoption of this statement will have a material effect on its calculation of earnings per share and will adopt it when required.

In June 1997, the FASB issued Statement No 131, "Disclosures about Segments of an Enterprise and Related Information," which is effective for annual and interim periods ending after December 15, 1997. This statement established standards for the method that public entities use to report selected information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to stockholders. It also establishes standards for related disclosures about products and services, geographical areas and major customers. The Company does not believe that the adoption of the statement will have a material effect on the disclosures in its consolidated financial statements and will adopt it when required.

NOTE 2 - DISCONTINUED OPERATIONS AND OTHER SIGNIFICANT BUSINESS ACTIVITIES

DISCONTINUED OPERATIONS

On February 25, 1997, McLeod USA Publishing Company (McLeod, formerly known as Telecom* USA Publishing Company) purchased six yellow page directories located in North Dakota from the Company for approximately $2,800,000. The purchase price was pursuant to an existing option agreement (Option Agreement) between McLeod and the Company and was based on related directory revenues. The purchase price consisted of $2,300,000 in cash and $500,000 in the form of a nonrecourse loan that was applied against the price of the six yellow page directories in accordance with the Option Agreement. On the same date, another third party purchased another directory from the Company for approximately $202,000 in cash. The purchase price was based on related directory revenues. These dispositions represent primarily all of the Company's remaining directory business assets. As such, the Company has discontinued its activities in the directory business.

               FRONTEER FINANCIAL HOLDINGS, LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      SEPTEMBER 30,1997 AND 1996, CONTINUED

On September 15, 1997, a third party purchased all of the primary operating assets of FMG for approximately $421,000. The purchase price was based on existing financing arrangements and the cost of anticipated fixed asset upgrades. A portion of the purchase price was paid in the form of a promissory note in the amount of $141,344 to be paid over 28 months at $5,048 per month. The remainder of the purchase price was paid in the form of a promissory note in the amount equal to FMG's cost of anticipated fixed asset upgrades installed in existing telemarketing centers. Monthly payments of principal and interest at 10% of between $3,000 and $8,000 per month will be made through December 2000 at which time the balance will be due and payable to the Company. The third party also assumed leases related to two telemarketing centers in North Dakota with a combined monthly rental of $1,000 and has entered into a three-year lease for approximately 5,500 square feet of space in a building the Company owns in Bismarck, North Dakota for $2,752 per month. Accordingly, the Company has discontinued its activities in the direct marketing business.

Effective April 1, 1997, the Company sold all of its primary operating assets related to FPS. One of the principals is a former employee of the Company. The purchase price was determined by the Board of Directors of the Company and represented an assumption of certain liabilities of FPS by the acquiring entity. The assumed liabilities were reflected at their fair values on the books of FPS and were less than $20,000. Accordingly, the Company has discontinued its activities in the employee leasing business. Separate disclosures of FPS have not been made due to the immateriality of its operations and associated assets and liabilities in relation to the consolidated financial statements. The assets and liabilities and results of operations for FPS are included in the amounts disclosed for the directory business.

Information relating to the loss from discontinued operations is as follows:

                                                 Year Ended September 30,                      Nine Months ended September 30,
                      ----------------------------------------------------------------       -----------------------------------
                                  1997                              1996                                    1995
                      ------------------------------    ------------------------------       -----------------------------------
                      Directory                         Directory                            Directory
                      business       FMG       Total    business     FMG        Total        business       FMG           Total
                      --------       ---       -----    ---------    ---        -----        ---------      ---           -----
Revenue .........   $ 4,866,454    364,652   5,231,106 7,100,335   317,549    7,417,884      3,867,409     149,780      4,017,189
Cost of
   sales and
   operating
   expenses .....     4,733,860  1,580,934   6,314,794 7,587,311   953,122    8,540,433      4,561,466     445,245      5,006,711
                     ---------- ----------  ---------- ---------  --------   ----------      ---------   ---------     ----------
                        132,594 (1,216,282) (1,083,688) (486,976) (635,573)  (1,122,549)      (694,057)   (295,465)      (989,522)
                     ---------- ----------  ---------- ---------  --------   ----------      ---------   ---------     ----------
Non operating
   costs ........       (28,848)   (98,143)   (126,991) (156,877)  (89,107)    (245,984)       (88,234)     (8,322)       (96,556)
                     ---------- ----------  ---------- ---------  --------   ----------      ---------   ---------     ----------
Earnings
   (loss) before
   income
   taxes ........       103,746 (1,314,425) (1,210,679) (643,853) (724,680)  (1,368,533)      (782,291)   (303,787)    (1,086,078)
Income tax benefit
  (expense) .....       (35,274)   446,905     411,631      --        --           --             --          --             --
                     ---------- ----------  ---------- ---------  --------   ----------      ---------   ---------     ----------
Net earnings
   (loss) from
   discontinued
   operations ...   $    68,472   (867,520)   (799,048) (643,853) (724,680)  (1,368,533)      (782,291)   (303,787)    (1,086,078)
                     ========== ==========  ========== =========  ========   ==========      =========   =========     ==========
Loss on sale of
   discontinued
   operations,
   net of income
   tax benefit of
   $409,692 .....  $  (458,181)  (208,341)   (666,522)     --        --           --             --          --             --
                     ========== ==========  ========== =========  ========   ==========      =========   =========     ==========

               FRONTEER FINANCIAL HOLDINGS, LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      SEPTEMBER 30,1997 AND 1996, CONTINUED

The net assets and liabilities of the discontinued operations included in the accompanying consolidated balance sheets are as follows:

                                                                              Year Ended September 30,
                                                     ----------------------------------------------------------------------------
                                                                      1997                                    1996
                                                     ----------------------------------       -----------------------------------
                                                      Directory                               Directory
                                                      business         FMG        Total       business        FMG          Total
Current assets:                                       ---------        ---        -----       ---------       ---          -----
   Cash ........................................... $   140,939      (16,323)     124,616       47,606        5,225        52,831
   Trade receivables ..............................   1,367,960      103,909    1,471,869    2,289,761       94,562     2,384,323
   Allowance for doubtful trade receivables .......    (122,928)     (34,667)    (157,595)     (59,209)        --         (59,209)
   Other receivables ..............................     336,726         --        336,726      169,995         --         169,995
   Current portion of long-term notes receivable...      55,000       66,576      121,576      109,091        6,000       115,091
   Deferred directory costs .......................        --           --           --        431,436         --         431,436
   Other Assets ...................................     236,415         --        236,415      303,069        7,555       310,624
                                                     ----------    ---------   ----------   ----------     --------    ----------
      Total current assets ........................   2,014,112      119,495    2,133,607    3,291,749      113,342     3,405,091
                                                     ----------    ---------   ----------   ----------     --------    ----------
Current liabilities:
   Accounts payable, accrued expenses and other
      liabilities .................................     469,974       29,243      499,217      783,964      114,406       898,370
   Current portion of long-term debt ..............        --         69,949       69,949         --        159,565       159,565
   Deferred revenue ...............................        --            350          350      598,658         --         598,658
   Income taxes payable ...........................        --           --           --           --           --            --
   Other current liabilities ......................      37,818        2,567       40,385      190,766       46,337       237,103
                                                     ----------    ---------   ----------   ----------     --------    ----------
      Total current liabilities ...................     507,792      102,109      609,901    1,573,388      320,308     1,893,696
                                                     ----------    ---------   ----------   ----------     --------    ----------
         Net current assets (liabilities) ......... $ 1,506,320       17,386    1,523,706    1,718,361     (206,966)    1,511,395
                                                     ==========    =========   ==========   ==========     ========    ==========
Long-term assets:
   Property, furniture and equipment, net ......... $    66,570       91,456      158,026      198,880      683,148       882,028
   Directory publishing rights and other, net .....        --           --           --      4,113,793      157,996     4,271,789
   Long-term notes receivable .....................     250,000       80,768      330,768         --           --            --
                                                     ----------    ---------   ----------   ----------     --------    ----------
      Total long-term assets ......................     316,570      172,224      488,794    4,312,673      841,144     5,153,817
                                                     ----------    ---------   ----------   ----------     --------    ----------
Long-term liabilities:
   Long term debt, net of current portion .........        --         72,250       72,250      500,000      352,801       852,801
   Deferred income taxes ..........................        --           --           --      1,386,000         --       1,386,000
                                                     ----------    ---------   ----------   ----------     --------    ----------
      Total long term liabilities .................        --         72,250       72,250    1,886,000      352,801     2,238,801
                                                      ----------    ---------   ----------   ----------     --------    ----------
         Net long term assets ..................... $   316,570       99,974      416,544    2,426,673      488,343     2,915,016
                                                     ==========    =========   ==========   ==========     ========    ==========

SALE OF CLEARING OPERATION

On July 23, 1996, the Company sold RAF's securities brokerage clearing division (Clearing Operation) to MultiSource Services, Inc. (MSI), a new broker/dealer, for a purchase price of $3,000,000, including a $1,500,000 contingency in the form of a forgivable loan, plus the net assets of the Clearing Operation. MSI was formed by Oppenheimer Funds, Inc. (OFI) for the purpose of acquiring the Clearing Operation, and OFI was to retain 80% of the outstanding common stock of MSI. Fronteer received 20% of the outstanding common stock of MSI. As a result of this transaction, RAF became a fully disclosed clearing correspondent of MSI. The loan of $1,500,000 was recorded as a loan payable to MSI and is forgivable based on MSI's revenues during the 28 months following the closing date. If

               FRONTEER FINANCIAL HOLDINGS, LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     SEPTEMBER 30, 1997 AND 1996, CONTINUED

MSI's revenues exceed $1,250,000 during the 5th through the 16th month following the closing, $750,000 of the loan will be forgiven. If MSI's revenues exceed $1,750,000 during the 17th through the 28th month following the closing, the remaining $750,000 will be forgiven. To the extent that such revenue targets are not met by MSI, the subject portion of the loan or accrued interest will not be forgiven. The loan is payable by the Company on the 30th day after the last day of the 16th and the 28th months following the closing date if the revenue targets are not achieved by MSI. The loan is non-interest bearing if no principal payments are in default. Interest on any amount past due will accrue at the rate of 10% per annum.

During the year ended September 30, 1997, Fronteer and RAF were notified by OFI that a decision had been reached by OFI that MSI and its business were not consistent with the long term business plans of OFI. Subsequently, a new clearing firm was selected for the customer business of RAF, and the customer business previously cleared by MSI was moved to the new clearing firm in October 1997. MSI reached its revenue targets for the first portion of the forgivable loan by October 1997. As a result, the first $750,000 of the $1,500,000 forgivable loan is expected to be forgiven and recognized as income during the year ended September 30, 1998. Fronteer expects cancellation of the second and final portion of the loan plus accrued interest payable in accordance with provisions in the forgivable loan agreement relating to MSI's decision to cease being engaged in the clearing business.

PRIOR BUSINESS COMBINATION

On April 26, 1995, Fronteer entered into a Plan of Reorganization and Exchange Agreement (the Agreement) with RAFCO, Ltd. (RAFCO). Under the Agreement, Fronteer acquired all of the assets of RAFCO in exchange for the assumption by Fronteer of the liabilities of RAFCO and the issuance by Fronteer to RAFCO of 7,223,871 shares of $.01 par value common stock and 87,500 shares of $.10 par value series A voting cumulative preferred stock ($10.00 per share redemption value). RAFCO dissolved as a corporation and distributed Fronteer's common and preferred stock to the shareholders of RAFCO. As a result of the transaction, the former shareholders of RAFCO acquired a 55% interest in Fronteer.
Accordingly, the transaction was accounted for as a "reverse acquisition" of Fronteer by RAFCO using the purchase method of accounting and Fronteer's assets and liabilities were adjusted to their market value as of the date of the business combination. Fronteer's operations have been included in the accompanying consolidated financial statements beginning May 1, 1995, the effective date of the transaction. As a result of the reverse acquisition accounting, historical financial statements presented for periods prior to the business combination date include the consolidated assets, liabilities, equity, revenues, and expenses of RAFCO only.

NOTE 3 - STOCKHOLDERS' EQUITY

In December 1997, Heng Fung Capital [S] Private Limited (Heng Fung Private), a wholly owned subsidiary of Heng Fung Holdings Company Limited (Heng Fung Holdings), a public company traded on the Hong Kong Stock Exchange, purchased 1,136,364 shares of the Company's outstanding Common Stock from Robert A. Fitzner, Jr. and Robert L. Long, officers and directors of the Company, and from two other employees of RAF. In December 1997, Robert A. Fitzner, Jr. and Heng Fung Private agreed that, upon regulatory approval of a change in the beneficial ownership of 25% or more of RAF, Heng Fung Private would purchase an additional 3,556,777 shares of the Company's outstanding Common Stock from Mr. Fitzner. In conjunction with the transaction, the Company entered into an agreement (Convertible Debenture Agreement) with Heng Fung Finance Company Limited (Heng Fung Finance), a wholly owned subsidiary of Heng Fung Private, pursuant to which the Company agreed to sell to Heng Fung Finance a ten year $4,000,000 10% Convertible Debenture that is convertible at $.53125 per share into 7,529,411 shares of the Company's Common Stock. The purchase of the $4,000,000 Convertible Debenture was completed on December 30, 1997. On December 26, 1997, the Board of

               FRONTEER FINANCIAL HOLDINGS, LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     SEPTEMBER 30, 1997 AND 1996, CONTINUED


Directors of the Company, at the request of Heng Fung Finance made pursuant to the terms of the Convertible Debenture Agreement, appointed two persons selected by Heng Fung Finance to the Board to Directors of the Company. If Heng Fung Private completes the purchase of the additional 3,556,777 shares of the Company's outstanding Common Stock from Mr. Fitzner, the three directors of the Company not appointed at the request of Heng Fung Finance will resign as directors of the Company and the two remaining directors appointed at the request of Heng Fung Finance will be able to fill the vacancies created by such resignations. Further, Heng Fung Holdings, through Heng Fung Private, will then own approximately 27.8% of the Company's outstanding Common Stock and Heng Fung Finance will have the option to purchase an additional ten year $11,000,000 10% Convertible Debenture that will be convertible at $0.61 per share into 18,032,786 shares of the Company's Common Stock.

On February 16, 1996, the Company commenced a private placement of 6,000,000 shares of its $.0l par value Common Stock at a price of $1.00 per share, and 6,000,000 Class A redeemable common stock purchase warrants at a price of $.10 per warrant (collectively, the Private Placement). The warrants entitle the holder to purchase one share of common stock at $1.50 per share at any time until May 1, 2000. 5,958,658 shares of Common Stock and warrants were issued through the Private Placement for proceeds of $5,859,563, net of issuance costs of $694,961. In addition, the Company issued 595,865 warrants to RAF in accordance with the Private Placement which allows the holder to purchase one share of Common Stock at a price of $1.50 per warrant until May 1, 2000.

The Company has granted options pursuant to three stock option plans, the Incentive Stock Option Plan, (1988 Plan), the 1996 Incentive and Nonstatutory Option Plan (1996 Plan), and the September 1996 Incentive and Nonstatutory Option Plan (September 1996 Plan). Options were granted to certain officers and employees of the Company in accordance with the criteria of each individual plan at an exercise price of $.625 per share. 2,015,000 options are exercisable as of September 30, 1997. 320,000, 320,000 and 270,000 options become exercisable during the years ended September 30, 1998, 1999 and 2000, respectively. On December 10, 1997, in accordance with prior agreements, 370,000 options were granted from these plans at an exercise price of $.625. These options are exercisable and expire December 9, 2007. As of September 30, 1997, the Company had also granted 340,000 of non qualified stock options to certain officers and employees at an exercise price of $.95 per share. These options were to expire on August 25, 1997 but were extended by approval by the Board of Directors until August 25, 1998, and are currently exercisable. These options were treated as a grant in the information presented below. The following represents additional information relative to stock option activity:

                                                                                                         September
                                                             Total         1988 Plan     1996 Plan       1996 Plan     Non Qualified
                                                             -----         ---------     ---------       ---------     -------------
Outstanding as of
   September 30, 1995
   and 1994 ........................................        420,000            --              --              --           420,000
      Expired ......................................        (80,000)           --              --              --           (80,000)
      Granted ......................................      3,050,000         557,000       1,250,000       1,243,000            --
                                                         ----------       ---------       ---------       ---------        --------
Outstanding as of
   September 30, 1996 ..............................      3,390,000         557,000       1,250,000       1,243,000         340,000
      Expired ......................................       (340,000)           --              --              --          (340,000)
      Granted ......................................        340,000            --              --              --           340,000
      Canceled .....................................       (125,000)       (100,000)        (10,000)        (15,000)           --
                                                         ----------       ---------       ---------       ---------        --------
Outstanding as of
   September 30, 1997 ..............................      3,265,000         457,000       1,240,000       1,228,000         340,000
                                                         ==========       =========       =========       =========        ========


                                       FRONTEER FINANCIAL HOLDINGS, LTD. AND SUBSIDIARIES
                                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                             SEPTEMBER 30, 1997 AND 1996, CONTINUED

                                                                                                         September
                                                             Total         1988 Plan     1996 Plan       1996 Plan     Non Qualified
                                                             -----         ---------     ---------       ---------     -------------

Expiration dates:
   August 25, 1998 .................................        340,000            --              --              --           340,000
   September 9, through
      December 31, 2006 ............................      1,655,000         457,000         650,000         548,000            --
   September 9, through
      December 31, 2007 ............................        360,000            --           160,000         200,000            --
   September 9, through
      December 31, 2008 ............................        320,000            --           160,000         160,000            --
   September 9, through
      December 31, 2009 ............................        320,000            --           160,000         160,000            --
   September 9, 2010 ...............................        270,000            --           110,000         160,000            --
                                                         ----------       ---------       ---------       ---------        --------
Outstanding as of
   September 30, 1997 ..............................      3,265,000         457,000       1,240,000       1,228,000         340,000
                                                         ==========       =========       =========       =========        ========

The Company accounts for stock-based compensation under the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," rather than the fair value method in Financial Accounting Standards Board Statement No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation costs were charged to earnings for options granted under the Company's plans. Management considers the difference between the pro forma net loss or loss per share under the fair value method and that as calculated by the Company per the consolidated statements of operations to be immaterial based on the fair value of the underlying common stock and the recent activity related thereto.

NOTE 4 - SECURITIES OWNED

Securities owned by the Company consist of the following:

                                                September 30,
                                         ----------------------------
                                            1997               1996
                                            ----               ----
Corporate securities                      $490,505          1,584,307
U.S. government obligations                 30,549             91,281
Municipal obligations                      350,268            206,461
                                         ---------          ---------
                                          $871,322          1,882,049
                                          ========          =========

               FRONTEER FINANCIAL HOLDINGS, LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     SEPTEMBER 30, 1997 AND 1996, CONTINUED


NOTE 5 - NOTES RECEIVABLE

Notes receivable consist of the following:

                                                                                               September 30,
                                                   Maturity         Interest             ----------------------
                                                     date             rate               1997              1996
                                                   --------         --------             ----              ----

Contact America                                    12-31-00            10.0%         $ 280,000               ---
Contact America                                    12-01-00               0%           141,344               ---
Phone Directories Company, Inc.                    11-01-96            10.0%               ---           109,091
Former employees, net (1)                           various          various               ---           290,561
Other notes receivable                              various          various            31,000            34,943
                                                                                     ---------         ---------
                                                                                       452,344           434,595
Less current portion                                                                  (121,576)         (389,843)
                                                                                     ---------         ---------
                                                                                     $ 330,768            44,752
                                                                                     =========         =========

Notes receivable included in
 current and long-term assets of
  discontinued operations:
      Current portion of long-term
         notes receivable                                                            $ 121,576           115,091
      Long-term notes receivable                                                       330,768               ---
                                                                                     ---------         ---------
                                                                                     $ 452,344           115,091
                                                                                     =========         =========

(1) During the year ended September 30, 1997, the Company wroteoff as bad debts $274,752 relating to these notes receivable.

               FRONTEER FINANCIAL HOLDINGS, LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     SEPTEMBER 30, 1997 AND 1996, CONTINUED

NOTE 6 - PROPERTY, FURNITURE AND EQUIPMENT

Property, furniture and equipment is comprised of the following:

                                                    September 30,
                                             ---------------------------
                                               1997               1996
                                               ----               ----
Real Property                              $   565,658            561,558
Furniture and Equipment                      3,083,863          3,446,511
Vehicles                                       125,073            163,888
Leasehold improvements                         426,863            360,602
                                            ----------        -----------
                                             4,201,457          4,532,559
Less accumulated depreciation               (2,576,617)        (2,262,248)
                                            ----------        -----------
                                           $ 1,624,840          2,270,311
                                            ==========        ===========
Property, furniture and equipment,
   net, included in long-term assets
   of discontinued operations              $   158,026            882,028
                                            ==========        ===========

NOTE 7 - RELATED PARTY ACTIVITY

The Company has various notes payable to related parties in the amount of $177,000 and $367,900 as of September 30, 1997 and 1996, respectively. Such notes payable are unsecured, payable on demand, and bear interest at a variable rate not to exceed the interest rate on the Company's previous line of credit with BNC National Bank. As of September 30, 1997, the interest rate was 11.5%.

As a clearing correspondent of MSI, the Company paid MSI $1,096,690 in clearing fees for the year ended September 30, 1997. The Company's $2,045,134 receivable from brokers or dealers and clearing organizations-- affiliate, primarily relates to broker commissions outstanding from MSI as of September 30, 1997. For the year ended September 30, 1997, Secutron recorded revenues of $275,699 for services performed for MSI.

In accordance with an investment banking agreement, merger and acquisition fees of $100,000 relating to the acquisition of the assets of RAFCO were paid to an officer of the Company during the year ended September 30, 1996. This same officer received consulting fees of $131,377, during the year ended September 30, 1997, in the form of a portion of one of RAF's inventory positions. The inventory positions were transferred to the officer at market value.

During the year ended September 30, 1997, an officer of the Company received $334,000 in noncompetition compensation from the purchaser in conjunction with the sale of the primary assets of the directory business as discussed in Note 2. As of September 30, 1997 and 1996, the Company had notes payable to the same officer of $100,000 and $50,000, respectively. These amounts were subsequently repaid.

During the year ended September 30, 1996 and nine months ended September 30, 1995, the Company paid fees for legal services of approximately $209,000 and $316,000, respectively, to a legal firm partially owned for most of these periods by an affiliate of a stockholder of the Company that held approximately 12.4% of the outstanding Common Stock of the Company at the time the services were performed.

               FRONTEER FINANCIAL HOLDINGS, LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     SEPTEMBER 30, 1997 AND 1996, CONTINUED

NOTE 8 - LONG-TERM DEBT

Long-term debt is comprised of the following:

                                                                                                              September 30,
                                                                       Maturity      Interest           -----------------------
    Payee                                       Collateral                date         rate             1997              1996
    -----                                       ----------             --------      --------           ----              ----
MSI (1)                                            (1)                   (1)           (1)           $1,500,000         1,500,000
Guaranty Bank                                 Real Property            3-01-01         8.50%            156,667           196,667
Wilton State Bank                               Equipment              2-15-00         9.75%            125,949             --
BNC National Bank                                  (2)                 4-15-97         (2)                 --             750,000
McLeod                                             (3)                 6-15-97         (3)                 --             500,000
BNC National Bank                               ESOP Stock             4-15-97         10.5%               --             350,000
Other Notes                                     Equipment              Various       Various            150,590           714,508
                                                                                                    -----------       -----------
   Total                                                                                              1,933,206         4,011,175
   Less current portion                                                                                (933,113)       (1,435,208)
                                                                                                    -----------       -----------
                                                                                                     $1,000,093         2,575,967
                                                                                                    ===========       ===========
Long-term debt included in
 current and long-term liabilities
 of discontinued operations:
      Current portion of long-term
         debt                                                                                        $   69,949           159,565
      Long-term debt                                                                                     72,250           852,801
                                                                                                    -----------       -----------
                                                                                                    $   142,199         1,012,366
                                                                                                    ===========       ===========

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

(2) This amount represents the line of credit agreement that existed with BNC National Bank. Outstanding balances on the line of credit were paid during the year end September 30, 1997 and the line was not renewed by the Company.

(3) This note resulted from an Option Agreement between the Company and McLeod as discussed in Note 2. McLeod made a noninterest bearing and nonrecourse loan to the Company as consideration for the Option Agreement. In accordance with the Option Agreement, the loan was applied against the sales price of directories acquired by McLeod from the Company during the year ended September 30, 1997. See Note 2.

               FRONTEER FINANCIAL HOLDINGS, LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     SEPTEMBER 30, 1997 AND 1996, CONTINUED


Minimum principal payments required on long-term debt are as follows for the years ended September 30:

              1998       $ 933,113
              1999       $ 880,212
              2000       $  60,926
              2001       $  50,860
              2002       $   8,095

The $1,500,000 loan payable to MSI has been included in the 1998 and 1999 scheduled minimum principal payments, although, as discussed in Note 2, the first $750,000 of the $1,500,000 forgivable loan is expected to be forgiven and recognized as income, and the remainder of the forgivable loan is expected to be canceled, both during the year ended September 30, 1998.

NOTE 9 - INCOME TAXES

Income tax (benefit) expense for the years ended September 30, 1997 and 1996, and the nine months ended September 30, 1995, consisted of the following:

                           1997                  1996                  1995
                           ----                  ----                  ----

     Current            $  99,956               70,799                  --
     Deferred            (548,480)             (15,000)                 --
                         --------              -------               --------
                        $(448,524)              55,799                  --
                         ========              =======               ========

Income tax expense for the years ended September 30, 1997 and 1996, differs from the amounts computed by applying the U.S. Federal income tax rate of 34% to loss from continuing operations before income taxes as a result of the following:

                                                                 1997              1996
                                                                 ----              ----
Computed "expected" income tax benefit                        $(829,201)          (317,679)
Increase in income taxes resulting from:
   Nondeductible expenses                                         10,158             19,998
   State taxes, net of Federal benefit                           (82,000)            11,000
   Unconsolidated subsidiaries for tax purposes                   99,956             55,799
   Change in valuation allowance for deferred tax assets         505,000            286,681
   Other                                                        (152,437)              --
                                                              ----------          ---------
   Income tax expense                                        $  (448,524)            55,799
                                                              ==========          =========

Income tax expense for the nine months ended September 30, 1995 differ from the amounts computed by applying the U.S. Federal income tax rate of 34% primarily due to the effects of unconsolidated subsidiaries for tax purposes, nondeductible expenses and state income taxes.

               FRONTEER FINANCIAL HOLDINGS, LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     SEPTEMBER 30, 1997 AND 1996, CONTINUED

Temporary differences between financial statement carrying amounts and the tax bases of assets and liabilities that result in significant deferred tax assets and liabilities are as follows:

                                                                  September 30,
                                                          ----------------------------
                                                          1997                    1996
                                                          ----                    ----
Deferred tax assets:
   Deferred rent concessions                            $652,000                  682,000
   Forgivable loan                                       570,000                  570,000
   Accrued expenses                                      301,000                  255,000
   Allowance for doubtful accounts                       210,000                   26,000
   Investments in subsidiaries and affiliates             97,000                  100,000
   Contribution and operating loss
      carryforwards                                      425,000                  187,000
                                                     -----------              -----------
   Gross deferred tax assets                           2,255,000                1,820,000
   Valuation allowance                                (1,591,216)              (1,086,216)
                                                     -----------              -----------
Deferred tax assets after valuation allowance            663,784                  733,784
Deferred tax liabilities:
   Property and equipment                                (50,000)                 (65,000)
                                                     -----------              -----------
   Gross deferred tax liabilities                        (50,000)                 (65,000)
                                                     -----------              -----------
   Net deferred tax asset                               $613,784                  668,784
                                                      ==========              ===========

The net deferred tax asset is presented in the accompanying consolidated balance sheets as follows:
                                                          September 30,
                                                  ----------------------------
                                                    1997                 1996
                                                    ----                 ----

Net current deferred tax asset               $       --                 196,846
Net long-term deferred tax asset                  613,784               471,938
                                                 --------              --------
Net deferred tax asset                           $613,784               668,784
                                                 ========              ========

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that the deferred tax asset will be realized. The ultimate realization of the deferred tax asset is dependent on the generation of future taxable income in the period in which the temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on these considerations, management believes it is more likely than not that the Company will realize the benefits of these deductible differences, net of the existing valuation allowance as of September 30, 1997.

Net operating losses of approximately $1,100,000 expire in 2010 and 2011. Contribution carryforwards of approximately $150,000 expire in 2001.

               FRONTEER FINANCIAL HOLDINGS, LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     SEPTEMBER 30, 1997 AND 1996, CONTINUED

NOTE 10 - COMMITMENTS AND CONTINGENCIES

Fronteer and RAF lease office space under long-term noncancelable operating leases. The leases for office space provide for annual escalations for utilities, taxes, and service costs, as well as escalating rental rates over the term of the leases. Minimum future rental payments required by such leases are as follows for the years ended September 30:

               1998             $1,409,824
               1999             $1,522,790
               2000             $1,398,806
               2001             $1,401,186
               2002             $1,169,546
               Thereafter       $4,986,746

Under the terms of the sale of the Clearing Operation, MSI pays RAF, in accordance with a sublease agreement, monthly rental fees of $11,000. Also, in accordance with the sale of the primary operating assets of FMG the Company receives $2,752 per month from a third party for leased space. The MSI sublease will terminate as MSI gives notice and cancels the sublease expected to occur effective March 31, 1998. Expected amounts from MSI and the third party have been offset against minimum future rental payments.

Rental expense included in the consolidated statements of operations was $1,387,125 and $1,178,024 for the years ended September 30, 1997 and 1996, and $917,963 for the nine months ended September 30, 1995, respectively.

The Company has an agreement with a former employee for consulting services for which one of the Company's subsidiaries pays $10,000 per month through 2010.

The Company is a defendant in certain arbitration and litigation matters arising from its activities as a broker/dealer. In the opinion of management, these matters including any damages awarded against the Company have been adequately provided for in the accompanying consolidated financial statements, and the ultimate resolution of the other arbitration and litigation will not have a significant adverse effect on the consolidated results of operations or the consolidated financial position of the Company.

               FRONTEER FINANCIAL HOLDINGS, LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     SEPTEMBER 30, 1997 AND 1996, CONTINUED

NOTE 11 - EMPLOYEE STOCK OWNERSHIP AND EMPLOYEE BENEFIT PLANS

The Company has adopted an employee stock ownership plan (ESOP) for its employees. Contributions to the plan are at the discretion of the Company. All employees as of October 1, 1989 are eligible to participate in the plan, and new employees after that date become eligible on April 1 or October 1 which follows the completion of one year of employment. The plan provides that more than half of the assets in the plan must consist of the Company's common stock. The ESOP is administered by a board of trustees under the supervision of an advisory committee, both of which are appointed by the Company 's Board of Directors. Employees are 20% vested after two years, vesting an additional 20% each year up to 100% after six years in the ESOP. The ESOP has a loan to the Company of $350,000 representing the payment during the year by the Company of the ESOP's debt. The loan is secured by 436,840 shares of the Company's common stock and is recorded in unearned ESOP shares in the consolidated financial statements. The board of trustees has not determined the method of repayment of the loan to the Company. Any allocation of shares within the ESOP is at the discretion of the board of trustees and is based on employee wages. For the years ended September 30, 1997 and 1996, and nine months ended September 30, 1995, the Company contributed $24,898, $10,500 and $10,000, respectively, to the plan. The ESOP owns 517,900 shares of the Company's Common Stock as of September 30, 1997.

The Company has three retirement saving plans covering all employees who are over 21 years of age and have completed one year of eligibility service. The plans meet the qualifications of Section 401(k) of the Internal Revenue Code. Under the plans, eligible employees can contribute through payroll deductions up to 15% of their base compensation. The Company makes a discretionary matching contribution equal to a percentage of the employee's contribution. The Company contributed $82,890, $67,079 and $44,934 for the years ended September 30, 1997 and 1996, and nine months ended September 30, 1995, respectively. One of the Company's savings plans owns 170,748 shares of the Company's Common Stock as of September 30, 1997.

The Company does not provide any post employment benefits to retired or terminated employees.

NOTE 12 - MINIMUM NET CAPITAL REQUIREMENTS

RAF, as a registered securities broker/dealer, is subject to the Securities and Exchange Commission Uniform Net Capital Rule (Rule 15c3-1) (the Rule). RAF has elected to operate pursuant to the alternative standard provided by the Rule.

Under the alternative standard, RAF is required to maintain "net capital" of not less than $250,000. As of September 30, 1997, RAF had "net capital" of $2,104,023.

               FRONTEER FINANCIAL HOLDINGS, LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     SEPTEMBER 30, 1997 AND 1996, CONTINUED

NOTE 13 - SEGMENT REPORTING

Information regarding business segments is summarized below.

                                                                                          Year ended September 30, 1997
                                                                                          -----------------------------
                                                                           Directory
                                                                           Business          FMG            RAF           Secutron
                                                                           ---------         ---            ---           --------
Revenues from
   unaffiliated customers ..........................................   $  4,866,454         364,652      18,118,271       6,982,143
Intersegment revenues ..............................................         28,253            --              --           454,000
                                                                         ----------       ---------      ----------       ---------
Total revenues .....................................................      4,894,707         364,652      18,118,271       7,436,143
                                                                         ----------       ---------      ----------       ---------
Operating profit (loss) ............................................        132,594      (1,216,282)     (2,160,897)        129,215
Other income (expense), net ........................................        (28,848)        (98,143)        123,499            (931)
                                                                         ----------       ---------      ----------       ---------
Earnings (loss) from operations
   before income taxes .............................................        103,746      (1,314,425)     (2,037,398)        128,284
                                                                         ==========       =========      ==========       =========
Loss on sale of discontinued operations,
   net of income tax benefit of $409,692 ...........................       (458,181)       (208,341)           --              --
                                                                         ==========       =========      ==========       =========
Depreciation and amortization ......................................        302,288         450,270         258,227          71,667
                                                                         ==========       =========      ==========       =========
Capital expenditures ...............................................   $      8,457          60,012         390,403          27,073
                                                                         ==========       =========      ==========       =========
Identifiable assets at
   September 30, 1997 ..............................................   $  1,822,890         117,360       6,839,443       1,868,317
                                                                         ==========       =========      ==========       =========
                                                                                           Adj. and
                                                                            Others       Eliminations    Consolidated
                                                                            ------       ------------    ------------
Revenues from
   unaffiliated customers ..........................................           --              --        30,331,520
Intersegment revenues ..............................................           --          (482,253)           --
                                                                         ----------       ---------      ----------
Total revenues .....................................................           --          (482,253)     30,331,520
                                                                         ----------       ---------      ----------
Operating profit (loss) ............................................       (495,496)           --        (3,610,866)
Other income (expense), net ........................................        (34,216)           --           (38,639)
                                                                         ----------       ---------      ----------
Earnings (loss) from operations
   before income taxes .............................................       (529,712)           --        (3,649,505)
                                                                         ==========       =========      ==========
Loss on sale of discontinued operations,
   net of income tax benefit of $409,692 ...........................           --              --          (666,522)
                                                                         ==========       =========      ==========
Depreciation and amortization ......................................          9,051            --         1,091,503
                                                                         ==========       =========      ==========
Capital expenditures ...............................................           --              --           485,945
                                                                         ==========       =========      ==========
Identifiable assets at
   September 30, 1997 ..............................................        513,339        (158,267)     11,003,082
                                                                         ==========       =========      ==========


               FRONTEER FINANCIAL HOLDINGS, LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     SEPTEMBER 30, 1997 AND 1996, CONTINUED

                                                                                          Year ended September 30, 1996
                                                                                          -----------------------------
                                                                           Directory
                                                                           Business          FMG            RAF           Secutron
                                                                           ---------         ---            ---           --------
Revenues from
   unaffiliated customers ..........................................   $  7,100,335         317,349      14,830,681       6,538,540
Intersegment revenues ..............................................         70,313            --              --           437,051
                                                                         ----------       ---------      ----------       ---------
Total revenues .....................................................      7,170,648         317,349      14,830,681       6,975,591
                                                                         ----------       ---------      ----------       ---------
Operating profit (loss) ............................................       (486,976)       (635,573)     (2,647,327)        281,775
Other income (expense), net ........................................       (156,877)        (89,107)        404,597          (6,742)
Gain on sale of Clearing
   Operation .......................................................           --              --         1,332,974            --
                                                                         ----------       ---------      ----------       ---------
Loss before income taxes ...........................................       (643,853)       (724,680)       (909,756)        275,033
                                                                         ==========       =========      ==========       =========
Depreciation and amortization ......................................        637,738         186,201         270,419         116,733
                                                                         ==========       =========      ==========       =========
Capital expenditures ...............................................         81,345         793,250         480,004          54,493
                                                                         ==========       =========      ==========       =========
Identifiable assets at
   September 30, 1996 ..............................................   $  4,145,034         281,377       8,729,572       1,456,302
                                                                         ==========       =========      ==========       =========
                                                                                           Adj. and
                                                                            Others       Eliminations    Consolidated
                                                                            ------       ------------    ------------
Revenues from
   unaffiliated customers ..........................................           --              --      $ 28,786,905
Intersegment revenues ..............................................           --          (507,364)           --
                                                                         ----------       ---------      ----------
Total revenues .....................................................           --          (507,364)     28,786,905
                                                                         ----------       ---------      ----------
Operating profit (loss) ............................................       (212,000)           --        (3,700,101)
Other income (expense), net ........................................        (87,626)           --            64,245
Gain on sale of Clearing
   Operation .......................................................           --              --         1,332,974
                                                                         ----------       ---------      ----------
Loss before income taxes ...........................................       (299,626)           --      $ (2,302,882)
                                                                         ==========       =========      ==========
Depreciation and amortization ......................................          9,051            --      $  1,220,142
                                                                         ==========       =========      ==========
Capital expenditures ...............................................           --              --      $  1,409,092
                                                                         ==========       =========      ==========
Identifiable assets at
   September 30, 1996 ..............................................        522,390        (610,555)   $ 14,524,120
                                                                         ==========       =========      ==========

Identifiable assets by industry are those assets that are used in the Company's operations in each industry. See Note 2 relating to discontinued operations.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  January 13, 1998         FRONTEER FINANCIAL HOLDINGS, LTD.



                                By:  /s/ Gary L. Cook
                                     ------------------------------------------
                                     Gary L. Cook
                                     Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.




Chairman of the Board            /s/ R. A. Fitzner, Jr.
Date:  January 13, 1998          -----------------------------------------------
                                 R. A. Fitzner, Jr.


Director                         /s/ R. L. Long
Date:  January 13, 1998          -----------------------------------------------
                                 R. L. Long

Director                         /s/ D. W. Olson
Date:  January 13, 1998          -----------------------------------------------
                                 D. W. Olson

Director
Date:  January 13, 1998          -----------------------------------------------
                                 Fai H. Chan

Director
Date:  January 13, 1998          -----------------------------------------------
                                 Robert H. Trapp

                                 EXHIBIT INDEX

Exhibit        Description                                              Page No.
-------        -----------                                              --------

2.1 Asset Sale and Purchase Agreement between McLeod USA Publishing N/A and Fronteer Marketing Group, Inc. and Contact America dated September 15, 1997 (incorporated by reference to Exhibit 2.1 Registrant's Current Report on Form 8-K dated September 15,
          1997).

2.2       Sale and Purchase Agreement by and between McLeod USA Publishing  N/A
          Company  and  Fronteer  Financial  Holdings,   Ltd.,  Classified
          Directories, Inc. Larry A. Scott, James Greff, Randall L. Gowin, Edwin Dressler and certain directors, officers and shareholders of Fronteer dated January 27, 1997 (incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K dated February 25, 1997).

2.3 Agreement for Sale and Purchase of Certain of the Business and N/A Assets of RAF Financial Corporation dated January 29, 1996, by and among Fronteer Directory Company, Inc., RAF Financial Corporation and MultiSource Services, Inc. (incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form
          8-K dated July 23, 1996, as originally filed).

2.4 Stock Subscription Agreement dated January 29, 1996, by and N/A among Fronteer Directory Company, Oppenheimer Funds, Inc. and MultiSource Services, Inc. (incorporated by reference to Exhibit
          10.1 to Registrant's Current Report on Form 8-K dated July 23, 1996, as originally filed).

3.0       Articles  of  Incorporation   of  Registrant   (incorporated  by  N/A
          reference to Exhibit 3.0 to  Registrant's  Annual Report on Form
          10-K for the year ended September 30, 1995).

3.0(i)    Articles  of   Amendment   to  the   Registrant's   Articles  of  N/A
          Incorporation dated April 28, 1995 (incorporated by reference to
          Exhibit 3.0(i) to Registrant's  Current Report on Form 8-K dated
          May 9, 1995).

3.0(ii)   Articles  of   Amendment   to  the   Registrant's   Articles  of  N/A
          Incorporation as filed with the Colorado Secretary of State on June 27, 1995 (incorporated by reference to Exhibit 3.0(ii) to Registrant's Annual Report on Form 10-K for the year ended September 30, 1996).

3.2       Restated  Bylaws  of  Registrant   adopted   February  14,  1996  N/A
          (incorporated by reference to Exhibit 3.2 to Registrant's Annual Report on Form 10-K for the year ended September 30, 1996).

10.1 Amended and Restated 1988 Incentive and NonStatutory Stock N/A Option Plan as amended September 10, 1996 (incorporated by reference to Exhibit 10.1 to Registrant's Annual Report on Form
          10-K for the year ended September 30, 1996).

10.2      Employee  Stock  Ownership  Plan  (incorporated  by reference to  N/A
          Exhibit 10.2 to Registrant's Annual Report on Form 10-K for the year ended September 30, 1995).

10.3 401(k) Plan and Amendment I thereto (incorporated by reference N/A to Exhibit 10.3 to Registrant's Annual Report on Form 10-K for the year ended September 30, 1995).

10.4      Employees/Officers/Directors  Form of Non-Competition Agreement;  N/A
          Covenant   Not  to  Compete   and   Confidentiality   Agreement.
          (incorporated by reference to Exhibit 2.2 to Registrant's Current Report on Form 8-K dated May 9, 1995).

10.5 Amended and Restated 1996 Incentive and Nonstatutory Stock N/A Option Plan, as amended September 10, 1996 (incorporated by reference to Exhibit 10.6 to Registrant's Annual Report on Form
          10-K for the year ended September 30, 1996).

10.6 September 1996 Incentive and Nonstatutory Stock Option Plan N/A (incorporated by reference to Exhibit 10.7 to Registrant's Annual Report on Form 10-K for the year ended September 30,
          1996).

10.7 $4,000,000 10% Convertible Debenture Purchase Agreement between the Company and Heng Fung Finance Company Limited dated December 17, 1997.

21        Subsidiaries of the Registrant.

27        Financial Data Schedule