Form 10-Q
period 1997-12-31
FRONTEER FINANCIAL HOLDINGS LTD
filed 1998-02-13
CIK 844780

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1997

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

The registrant had 16,871,557 shares of its $.01 par value common stock outstanding as of February 6, 1998.

                         PART I - FINANCIAL INFORMATION

Item 1.           Financial Statements.


               FRONTEER FINANCIAL HOLDINGS, LTD. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS



                                ASSETS                                           December 31, 1997  September 30, 1997
                                ------                                           -----------------  ------------------

CURRENT ASSETS:
Cash and cash equivalents .......................................................   $  6,428,001       2,080,722
Receivables from brokers or dealers and clearing
   organizations ................................................................        736,201       2,045,134
Trade receivables ...............................................................      1,097,286         786,971
Other receivables ...............................................................        409,996         382,208
Securities owned, at market value ...............................................        701,732         871,322
Current portion of long-term notes receivable ...................................         36,000          30,000
Other assets ....................................................................        322,796         824,056
Net current assets of discontinued operations ...................................        831,354       1,238,286
                                                                                     -----------      ----------

     Total current assets .......................................................     10,563,366       8,258,699

PROPERTY, FURNITURE AND EQUIPMENT, net
   of accumulated depreciation ..................................................      1,541,428       1,466,814

DEFERRED INCOME TAXES ...........................................................        613,784         613,784

LONG-TERM NOTES RECEIVABLE ......................................................        241,000         250,000

OTHER LONG TERM ASSETS ..........................................................        433,603         247,241

NET LONG TERM ASSETS OF DISCONTINUED
   OPERATIONS ...................................................................         75,191         166,544
                                                                                     -----------      ----------

     Total assets ...............................................................   $ 13,468,372      11,003,082
                                                                                     ===========      ==========

(Continued)





               FRONTEER FINANCIAL HOLDINGS, LTD. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS, CONTINUED



                     LIABILITIES AND STOCKHOLDERS' EQUITY
                                                                                 December 31, 1997  September 30, 1997
                                                                                 -----------------  ------------------
LIABILITIES:
Accounts payable, accrued expenses, and other liabilities .......................   $  2,082,724       3,373,672
Current portion of long-term debt ...............................................        188,809         863,164
Deferred revenue ................................................................        252,750            --
Income taxes payable ............................................................        158,697            --
Notes payable to related parties ................................................           --           177,000
Other current liabilities .......................................................        333,869         249,555
                                                                                     -----------      ----------

     Total current liabilities ..................................................      3,016,849       4,663,391

LONG-TERM DEBT, NET OF CURRENT PORTION ..........................................        287,411         927,843
CONVERTIBLE DEBENTURE ...........................................................      4,000,000            --
DEFERRED RENT CONCESSIONS .......................................................      1,688,014       1,716,529
OTHER LIABILITIES ...............................................................         84,526          88,000
                                                                                     -----------      ----------
     Total liabilities ..........................................................      9,076,800       7,395,763
                                                                                     -----------      ----------

MINORITY INTEREST IN SUBSIDIARY .................................................        401,009         255,328
                                                                                     -----------      ----------

STOCKHOLDERS' EQUITY:
Series A voting cumulative preferred stock, authorized
   25,000,000 shares, $0.10 par value, no shares outstanding ....................           --              --
Common stock; authorized 100,000 shares, $0.01 par value;
   16,871,557 shares issued and outstanding as of December
   31, 1997 and September 30, 1997 ..............................................        185,167         185,167
Additional paid-in capital ......................................................     12,230,772      12,230,772
Accumulated deficit .............................................................     (6,795,142)     (7,433,714)
Unearned ESOP shares ............................................................       (350,000)       (350,000)
Treasury stock, 1,645,162 shares at cost as of December 31,
   1997 and September 30, 1997 ..................................................     (1,280,234)     (1,280,234)
                                                                                     -----------      ----------
     Total stockholders' equity .................................................      3,990,563       3,351,991
                                                                                     -----------      ----------
     Total liabilities and stockholders' equity .................................   $ 13,468,372      11,003,082
                                                                                     ===========      ==========

See accompanying notes to consolidated financial statements.


               FRONTEER FINANCIAL HOLDINGS, LTD. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                                  Three months ended December 31,
                                                                                                ----------------------------------
                                                                                                  1997                       1996
                                                                                                  ----                       ----
REVENUE:
   Brokerage commissions .......................................................             $  3,288,534                 3,507,720
   Investment banking ..........................................................                  356,504                   567,214
   Trading profits, net ........................................................                   77,852                   133,243
   Other broker/dealer .........................................................                  233,286                   209,961
   Computer hardware and software operations ...................................                3,269,715                 2,159,324
   Other .......................................................................                     --                      41,912
                                                                                               ----------                ----------
                                                                                                7,225,891                 6,619,374
                                                                                               ----------                ----------
COST OF SALES AND OPERATING EXPENSES:
   Broker/dealer commissions ...................................................                2,338,863                 2,267,321
   Computer cost of sales ......................................................                2,392,274                 1,557,884
   General and administrative ..................................................                2,880,902                 2,774,490
   Depreciation and amortization ...............................................                   87,471                   222,887
                                                                                               ----------                ----------
                                                                                                7,699,510                 6,822,582
                                                                                               ----------                ----------
     Operating loss ............................................................                 (473,619)                 (203,208)
                                                                                               ----------                ----------
OTHER INCOME (EXPENSE):
   Interest income .............................................................                   72,241                    54,003
   Interest expense ............................................................                   (9,466)                  (23,627)
   Equity in loss of affiliate .................................................                     --                      (7,891)
                                                                                               ----------                ----------
                                                                                                   62,775                    22,485
                                                                                               ----------                ----------
Loss before minority interest and income taxes .................................                 (410,844)                 (180,723)
Minority interest in earnings ..................................................                 (145,681)                  (48,764)
                                                                                               ----------                ----------
Loss from continuing operations before income taxes ............................                 (556,525)                 (229,487)
Income tax expense .............................................................                 (213,199)                  (88,960)
                                                                                               ----------                ----------
Loss from continuing operations ................................................                 (769,724)                 (318,447)
Net income  (loss) from discontinued operations ................................                  (91,704)                   62,922
                                                                                               ----------                ----------
Net loss before extraordinary item, net ........................................                 (861,428)                 (255,525)
Extraordinary item, net ........................................................                1,500,000                      --
                                                                                               ----------                ----------
Net income .....................................................................             $    638,572                  (255,525)
                                                                                               ==========                ==========

Weighted average number of common shares outstanding ...........................               16,871,557                16,430,129
                                                                                               ==========                ==========
Basic and diluted earnings (loss) per common share:
   Continuing operations .......................................................             $       (.01)                     (.03)
   Discontinued operations .....................................................                     (.01)                      .01
   Extraordinary item ..........................................................                      .06                      --
                                                                                               ----------                ----------
Total ..........................................................................             $        .04                      (.02)
                                                                                               ==========                ==========

See accompanying notes to consolidated financial statements.



               FRONTEER FINANCIAL HOLDINGS, LTD. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY



                                                          Additional                       Unearned
                             Preferred         Common       paid-in       Accumulated        ESOP         Treasury
                               stock            stock       capital         deficit          stock          stock            Total
                             ---------         ------     ----------      ----------       --------       --------           -----
Balances as of
   September

   30, 1997 ...................   --           185,167     12,230,772     (7,433,714)       (350,000)     (1,280,234)      3,351,991


Net income ....................   --              --             --          638,572            --              --           638,572
                              --------        --------     ----------     ----------        --------      ----------       ---------

Balances as of
   December
   31, 1997 ...................   --           185,167     12,230,772     (6,795,142)       (350,000)     (1,280,234)      3,990,563
                              ========        ========     ==========     ==========        ========      ==========       =========



        See accompanying notes to consolidated financial statements.


               FRONTEER FINANCIAL HOLDINGS, LTD. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED


                                                                                                   Three months ended December 31,
                                                                                                   -------------------------------
                                                                                                       1997                   1996
                                                                                                       ----                   ----
CASH FLOWS FROM OPERATING ACTIVITIES:

Loss from continuing operations ......................................................           $  (769,724)              (318,447)
Adjustments to reconcile net loss from continuing operations to net cash provided (used) in by continuing operations:
   Depreciation and amortization .....................................................                87,471                222,887
   Amortization of deferred rent .....................................................               (28,515)                (2,037)
   Change in deferred taxes ..........................................................                  --                 (246,000)
   Minority interest in earnings .....................................................               145,681                 48,764
   Other .............................................................................                (2,001)                  --
   Changes in operating assets and liabilities:
      Decrease (increase) in receivables from brokers or dealers
         and clearing organizations ..................................................             1,308,933               (489,802)
      Increase in trade receivables ..................................................              (310,315)              (423,789)
      Increase in other receivables ..................................................              (283,208)              (368,434)
      Decrease in securities owned, net of securities
         sold but not yet purchased ..................................................                90,107                109,031
      Decrease (increase) in other assets ............................................               501,260               (370,572)
      Increase (decrease) in accounts payable, accrued expenses,
      and other liabilities ..........................................................            (1,290,948)               355,398
      Increase (decrease) in deferred revenue ........................................               252,750                (24,400)
      Increase in income taxes payable ...............................................               158,697                 42,363
      Increase (decrease) in other current liabilities ...............................               163,797                 (6,038)
                                                                                                  ----------             ----------
      Net cash provided (used) in continuing operations ..............................                23,985             (1,471,076)
                                                                                                                        -----------
      Net cash provided (used) in discontinued operations ............................               570,648                 (6,634)
                                                                                                  ----------             ----------
      Net cash provided (used) in operating activities ...............................               594,633             (1,477,710)
                                                                                                  ----------             ----------


(Continued)






               FRONTEER FINANCIAL HOLDINGS, LTD. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED


                                                                                                   Three months ended December 31,
                                                                                                   -------------------------------
                                                                                                       1997                   1996
                                                                                                       ----                   ----
CASH FLOWS FROM INVESTING ACTIVITIES:

   Purchase of property, furniture and equipment .....................................              (162,085)              (378,947)
   Proceeds from sale of Clearing Operation, net .....................................                  --                1,048,075
   Other investing activities ........................................................              (183,361)               120,807
   Net cash provided by discontinued operations ......................................                93,353                101,134
                                                                                                  ----------             ----------
   Net cash provided (used) by investing activities ..................................              (252,093)               891,069
                                                                                                  ----------             ----------

CASH FLOWS FROM FINANCING ACTIVITIES:

   Borrowings on debt ................................................................               260,113                937,447
   Principal payments on borrowings ..................................................               (74,900)              (309,044)
   Net payments to related parties ...................................................              (177,000)               (22,843)
   Net proceeds from issuance of convertible debenture ...............................             4,000,000                   --
   Net proceeds from issuance of common stock ........................................                  --                  722,317
   Other financing activities ........................................................                (3,474)                  --
                                                                                                  ----------             ----------
   Net cash provided by financing activities .........................................             4,004,739              1,327,877
                                                                                                  ----------             ----------

NET INCREASE IN CASH AND CASH EQUIVALENTS ............................................             4,347,279                741,236

CASH AND CASH EQUIVALENTS, BEGINNING OF
   PERIOD ............................................................................             2,080,722              2,017,489
                                                                                                  ----------             ----------

CASH AND CASH EQUIVALENTS, END OF PERIOD .............................................           $ 6,428,001              2,758,725
                                                                                                  ==========             ==========











               FRONTEER FINANCIAL HOLDINGS, LTD. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED



SUPPLEMENTAL DISCLOSURES RELATED TO STATEMENTS OF CASH FLOWS

                                                                                                   Three months ended December 31,
                                                                                                   -------------------------------
                                                                                                       1997                   1996
                                                                                                       ----                   ----

Cash payments for:
   Interest:
      Continued operations ...........................................................                  9,466                 23,627
      Discontinued operations ........................................................                  4,063                 38,102
                                                                                                   ----------             ----------
                                                                                                       13,529                 61,729
                                                                                                   ==========             ==========
   Income taxes:
      Continued operations ...........................................................                  7,047                 46,597
      Discontinued operations ........................................................                   --                     --
                                                                                                   ----------             ----------
                                                                                                        7,047                 46,597
                                                                                                   ==========             ==========
Other investing and financing activities:
   Forgivable loan recognized as extraordinary item, net .............................             $1,500,000                   --
                                                                                                   ==========             ==========



See accompanying notes to consolidated financial statements.

               FRONTEER FINANCIAL HOLDINGS, LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1997


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited consolidated financial statements of Fronteer Financial Holdings, Ltd. and subsidiaries (Fronteer or the Company) have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and disclosures necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principals. In the opinion of management, these financial statements reflect all adjustment (which include only normal recurring adjustments) necessary for a fair presentation of the results of operations and financial position for the interim periods presented.

The preparation of interim financial statements required management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

These interim financial statements should be read in conjunction with the Annual Report on Form 10-K as of and for the year ended September 30, 1997. Operating results for the three months ended December 31, 1997, are not necessarily indicative of the results that may be expected for the year ended September 30, 1998.

NOTE 2 - ORGANIZATION AND PRINCIPALS OF CONSOLIDATION

The consolidated financial statements include Fronteer and its wholly-owned subsidiaries, RAF Financial Corporation (RAF), RAF Services Inc. of Texas, RAF Services Inc. of Louisiana, RAF Services Inc. (collectively, RAF Services) and Fronteer Capital, Inc. They also include a majority-owned subsidiary, Secutron Corporation (Secutron). All significant intercompany accounts and transactions have been eliminated in the preparation of the consolidated financial statements.

RAF operates as a registered securities broker/dealer. RAF Services are subsidiaries established in order to participate in insurance brokerage activities in certain states. Fronteer Capital, Inc. was formed to effectuate the transactions described below in Note 4 relating to Possible Change in Control. Secutron is engaged in industry specific software development and provides consulting services.

NOTE 3 - EARNINGS PER SHARE

Basic earnings (loss) per common share has been calculated based upon the net loss available to common shareholders divided by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per common share would not be different than basic earnings (loss) per common share due to the fact that including the potential common shares would result in antidilution as a result of the loss from continuing operations.

               FRONTEER FINANCIAL HOLDINGS, LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 1997, CONTINUED


NOTE 4 - STOCKHOLDERS' EQUITY

In December 1997, Heng Fung Capital [S] Private Limited (Heng Fung Private), a wholly owned subsidiary of Heng Fung Holdings Company Limited (Heng Fung Holdings), a public company traded on the Hong Kong Stock Exchange, purchased 1,136,364 shares of the Company's outstanding Common Stock from Robert A. Fitzner, Jr. and Robert L. Long, officers and directors of the Company, and from two other employees of RAF. In December 1997, Robert A. Fitzner, Jr. and Heng Fung Private agreed that, upon the regulatory approval of the National Association of Securities Dealers, Inc. (NASD) of a change in the beneficial ownership of 25% or more of RAF, Heng Fung Private would purchase an additional 3,556,777 shares of Fronteer's outstanding Common Stock from Mr. Fitzner. In conjunction with the transaction, Fronteer entered into an agreement (Convertible Debenture Agreement) with Heng Fung Finance Company Limited (Heng Fung Finance), a wholly owned subsidiary of Heng Fung Private, pursuant to which Fronteer agreed to sell Heng Fung Finance a ten year $4,000,000 10% Convertible Debenture that is convertible at $.53125 per share into 7,529,411 shares of Fronteer Common Stock. The purchase of the $4,000,000 Convertible Debenture was completed on December 30, 1997. As of December 31, 1997, these funds are in Fronteer Capital, Inc. The directors of Fronteer Capital, Inc. are appointed by Heng Fung Finance and all of the outstanding stock of Fronteer Capital, Inc. is pledged as collateral for the convertible debenture. Therefore, the $4,000,000 is not yet available for general use by the Company. On December 26, 1997, the Board of Directors of Fronteer, at the request of Heng Fung Finance made pursuant to the terms of the Convertible Debenture Agreement, appointed Mr. Fai Chan and Mr. Robert Trapp as selected by Heng Fung Finance, to the Board of Directors of Fronteer.

On January 29, 1998, the NASD approved (subject to certain restrictions that must be agreed to by RAF) the change in the beneficial ownership of 25% or more of RAF, and Heng Fung Private has advised Fronteer that Heng Fung Private intends to purchase the additional 3,556,777 shares of Fronteer's outstanding Common Stock from Mr. Fitzner on or about February 18, 1998. Contemporaneously with that purchase, Mr. Fitzner, Mr. Long and Mr. Dennis Olson, will resign as directors of Fronteer and Mr. Chan and Mr. Trapp, the two remaining directors appointed at the request of Heng Fung Finance, will reduce the number of directors to three and fill the remaining vacancy. It is anticipated that Messrs. Chan and Trapp will appoint Mr. Kwok Jen Fong, a practicing solicitor in Singapore as a director of Fronteer, and it is further anticipated that the directors will appoint new officers for Fronteer. After giving effect to the transactions described above, Heng Fung Holdings, through Heng Fung Private and Heng Fung Finance, will own approximately 27.8% of Fronteer's outstanding Common Stock, will own the $4,000,000 Convertible Debenture that is convertible at $.53125 per share into 7,529,411 of Fronteer's Common Stock and will have the option to purchase an additional ten year $11,000,000 10% Convertible Debenture that will be convertible at $.61 per share into 18,032,786 shares of Fronteer's Common Stock.

NOTE 5 - EXTRAORDINARY ITEM

On July 23, 1996, the Company sold RAF's securities brokerage clearing division (Clearing Operation) to MultiSource Services, Inc. (MSI), a new broker/dealer, for a purchase price of $3,000,000, including a $1,500,000 contingency in the form of a forgivable loan, plus the net assets of the Clearing Operation. MSI was formed by Oppenheimer Finds, Inc. (OFI) for the purpose of acquiring the Clearing Operation, and OFI was to retain 80% of the outstanding common stock of MSI. Fronteer received 20% of the outstanding common stock of MSI. As a result

               FRONTEER FINANCIAL HOLDINGS, LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 1997, CONTINUED


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

During the year ended September 30, 1997, Fronteer and RAF were notified by OFI that a decision had been reached by OFI that MSI and its business were not consistent with the long term business plans of OFI. Subsequently, a new clearing firm was selected for the customer business of RAF, and the customer business previously cleared by MSI was moved to the new clearing firm in October 1997. MSI reached its revenue targets for the first portion of the forgivable loan by October 1997. As a result, the first $750,000 of the $1,500,000 forgivable loan was recognized as income during the three months ended December 31, 1997. The second and final portion of the loan plus accrued interest payable was canceled in accordance with provisions in the forgivable loan agreement relating to MSI's decision to cease being engaged in the clearing business. The remaining $750,000 was also recognized as income during the three months ended December 31, 1997.

NOTE 6 - CONTINGENCIES

RAF is a defendant in certain arbitration and litigation matters arising from its activities as a broker/dealer. In the opinion of management, these matters have been adequately provided for in the accompanying consolidated financial statements, and the ultimate resolution of the arbitration and litigation will not have a significant adverse effect on the consolidated results of operations or the consolidated financial position of the Company.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS

Revenues for the three months ended December 31, 1997 were $7,225,891, an increase of $606,517 or 9.2% over the $6,619,374 for the three months ended December 31, 1996. The increase is primarily a result of an increase in computer hardware and software revenues.

Computer hardware and software revenues were $3,269,715 for the three months ended December 31, 1997, an increase of $1,110,391 or 51.4% over $2,159,324 for the prior period. The increase is attributable to new contracts secured by Secutron for software development and an increase in computer equipment sales.

Computer hardware and software costs increased 53.5% or $834,390 to $2,392,274 for the three months ended December 31, 1997. The increase correlates to the increase described above relating to revenues.

The minority interest in earnings is up $96,917 from the prior period. The increase correlates to the increase in revenues for Secutron as described above.

The loss from discontinued operations for the three months ended December 31, 1997 of $91,704 and the net earnings of $62,922 for the three months ended December 31, 1996 represent the net operating activity of the Company's marketing and directory business for which all of the primary operating assets were sold during the year ended September 30, 1997.

The extraordinary item represents the recognition of the forgivable loan with MSI in accordance with terms and conditions of the forgivable loan agreement. These terms and conditions included the forgiveness of the loan based on revenue targets for MSI. MSI reached the target for forgiveness of $750,000 and thus it was recognized as income. The remaining $750,000 was recognized as income as MSI discontinued operating as a clearing firm in the securities industry which allowed the Company to recognize the remainder in accordance with the agreement.

Liquidity and Capital Resources

The Company, as of September 30, 1997, had $6,428,001 in cash and cash equivalents and $7,546,517 in working capital. The issuance of the convertible debenture provided proceeds of $4,000,000 in December 1997, although the proceeds are held by Fronteer Capital, Inc., a wholly-owned subsidiary of the Company. The directors of Fronteer Capital, Inc. are appointed by Heng Fung Finance and all of the outstanding stock of Fronteer Capital Inc. is pledged as collateral for the convertible debenture. Therefore, the $4,000,000 is not yet available for general use by the Company. Proceeds from discontinued operations of $664,001 and borrowings on debt of $260,113 were used to fund the purchase of property and equipment of $162,085, repay long-term borrowings of $74,900 and related party borrowings of $177,000 and for other investing activities of $183,361.

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

A possible change in control could occur in February 1998 as discussed in Item 4 to the consolidated financial statements. As discussed above, $4,000,000 in working capital has already been provided to the Company in conjunction with this possible change in control. Another $11,000,000 is anticipated if the change in control occurs.

Management believes that the Company's cash flows from operations and cash on hand are sufficient to fund its debt service, expected capital costs and other liquidity requirements for the foreseeable future.

Inflation

The effect of inflation on the Company's operations is not material and is not anticipated to have any material effect in the future.

                           PART II - OTHER INFORMATION



Item 1.        Legal Proceedings

There are no pending material legal proceedings or claims against the Company or subsidiaries except that on December 24, 1997 NevStar Gaming & Entertainment Corporation (NevStar) gave written notice to RAF of its claim for damages relating to RAF's not underwriting NevStar's initial public offering. NevStar alleges that it suffered in excess of $1,000,000 in damages as a result of RAF's alleged breach of its alleged agreement with NevStar, as well as RAF's violation of applicable Securities and Exchange Commission and NASD regulations, and common law. It is the opinion of the management of RAF that the claims have no merit and are not justifiable and RAF intends to vigorously defend them.

Items 2.       Changes in Securities

(c)  Recent Sales of Unregistered Securities

In December 1997, the Company sold Heng Fung Finance a ten year $4,000,000 10% Convertible Debenture that is convertible into shares of Common Stock of the Company at a price of $.53125 per share until December 15, 2007, unless sooner paid. The proceeds from the $4,000,000 10% Convertible Debenture were advanced to Fronteer Capital, Inc. The directors of Fronteer Capital, Inc. are appointed by Heng Fung Finance and all of the outstanding stock of Fronteer Capital, Inc. is pledged as collateral for the convertible debenture. Therefore, the $4,000,000 is not yet available for general use by the Company. The sale of the $4,000,000 10% Convertible Debenture was made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended (Act). The purchaser had access to full information concerning the
Company  and  represented  that it  purchased  the  $4,000,000  10%  Convertible
Debenture for the purchaser's own account and not for the purpose of distribution. The $4,000,000 10% Convertible Debenture contains a restrictive legend advising that the securities represented by the $4,000,000 10% Convertible Debenture may not be offered for sale, sold or otherwise transferred without having first been registered under the Act or pursuant to an exemption from registration under the Act. No underwriters were involved in the transaction.

Item 6.        Exhibits and Reports on Form 8-K.

(a)      List of Exhibits:

         27.0     Financial Data Schedule

(b)      Reports on Form 8-K:

         There were no reports on Form 8-K filed during the quarter ended December 31, 1997.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  February 11, 1998          FRONTEER FINANCIAL HOLDINGS, LTD.
       -----------------          a Colorado Corporation



                                  By: /s/ R. A. Fitzner, Jr.
                                      ------------------------------------------
                                      R. A. Fitzner, Jr.,  Chairman of the Board



                                  By: /s/ Gary L. Cook
                                      ------------------------------------------
                                      Gary L. Cook
                                      Principal Accounting Officer

                                  Exhibit Index



Exhibit                 Description                                   Page
-------                 -----------                                   ----

27.0                    Financial Data Schedule                       17