Form 10-Q
period 1998-03-31
FRONTEER FINANCIAL HOLDINGS LTD
filed 1998-05-20
CIK 844780

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1998

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

The registrant had 16,920,475 shares of its $.01 par value common stock outstanding as of May 13, 1998.

                         PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.


               FRONTEER FINANCIAL HOLDINGS, LTD. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                        ASSETS                                      March 31, 1998  September 30, 1997
                                                                                    --------------  ------------------
                                                                                     (Unaudited)

CURRENT ASSETS:
Cash and cash equivalents ........................................................   $  3,325,247       2,080,722
Receivables from brokers or dealers and clearing
   organizations .................................................................        475,879       2,045,134
Trade receivables ................................................................      1,065,732         786,971
Other receivables ................................................................        269,495         382,208
Securities owned, at market value ................................................      3,495,465         871,322
Other assets .....................................................................         75,860         824,056
Net current assets of discontinued operations ....................................           --         1,268,286
                                                                                     ------------    ------------

     Total current assets ........................................................      8,707,678       8,258,699

PROPERTY, FURNITURE AND EQUIPMENT, net
   of accumulated depreciation ...................................................      1,280,228       1,167,883

DEFERRED INCOME TAXES ............................................................        613,784         613,784

OTHER LONG TERM ASSETS ...........................................................        755,888         247,241

NET LONG TERM ASSETS OF DISCONTINUED
   OPERATIONS ....................................................................           --           715,475
                                                                                     ------------    ------------

     Total assets ................................................................   $ 11,357,578      11,003,082
                                                                                     ============    ============

(Continued)


               FRONTEER FINANCIAL HOLDINGS, LTD. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS, CONTINUED


         LIABILITIES AND STOCKHOLDERS' EQUITY                                       March 31, 1998  September 30, 1997
                                                                                    --------------  ------------------
                                                                                     (Unaudited)

LIABILITIES:
Accounts payable, accrued expenses, and other liabilities ........................   $  2,443,312       3,373,672
Current portion of long-term debt ................................................        115,784         863,164
Deferred revenue .................................................................        251,200            --
Other current liabilities ........................................................        140,563         426,555
                                                                                     ------------    ------------

     Total current liabilities ...................................................      2,950,859       4,663,391

LONG-TERM DEBT, NET OF CURRENT PORTION ...........................................        102,943         927,843
CONVERTIBLE DEBENTURE ............................................................      4,000,000            --
DEFERRED RENT CONCESSIONS..... ...................................................      1,688,014       1,716,529
OTHER LIABILITIES ................................................................        316,403          88,000
                                                                                     ------------    ------------

     Total liabilities ...........................................................      9,058,219       7,395,763
                                                                                     ------------    ------------

MINORITY INTEREST IN SUBSIDIARY ..................................................        267,874         255,328
                                                                                     ------------    ------------

STOCKHOLDERS' EQUITY:
Series A voting cumulative preferred stock, authorized
   25,000,000 shares, $0.10 par value, no shares outstanding .....................           --              --
Common stock; authorized 100,000,000 shares, $0.01 par value;
   16,378,057 and 16,871,557 shares issued and outstanding
   as of March 31, 1998 and September 30, 1997, respectively .....................        185,167         185,167
Additional paid-in capital .......................................................     12,230,772      12,230,772
Accumulated deficit ..............................................................     (8,260,720)     (7,433,714)
Unearned ESOP shares .............................................................       (350,000)       (350,000)
Treasury stock, 2,138,662 and 1,645,162 shares at cost as
   of March 31, 1998 and September 30, 1997, respectively ........................     (1,773,734)     (1,280,234)
                                                                                     ------------    ------------
     Total stockholders' equity ..................................................      2,031,485       3,351,991
                                                                                     ------------    ------------
     Total liabilities and stockholders' equity ..................................   $ 11,357,578      11,003,082
                                                                                     ============    ============

See accompanying notes to consolidated financial statements.

               FRONTEER FINANCIAL HOLDINGS, LTD. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                                                                     Six months ended March 31,        Three months ended March 31,
                                                                     -------------------------         ---------------------------
                                                                       1998              1997              1998              1997
                                                                       ----              ----              ----              ----

REVENUE:
   Brokerage commissions ...................................     $  6,848,614         7,191,802         3,560,080         3,684,082
   Investment banking ......................................        1,557,974           999,699         1,201,470           432,485
   Trading profits, net ....................................          283,763           105,695           205,911           (27,548)
   Other broker/dealer .....................................          462,806           458,001           229,520           248,040
   Computer hardware and software operations ...............        5,087,822         3,995,178         1,818,107         1,835,854
   Other ...................................................             --              41,912              --                --
                                                                 ------------      ------------      ------------      ------------
                                                                   14,240,979        12,792,287         7,015,088         6,172,913
                                                                 ------------      ------------      ------------      ------------
COST OF SALES AND OPERATING EXPENSES:
   Broker/dealer commissions ...............................        5,216,489         4,820,259         2,877,626         2,552,938
   Computer cost of sales ..................................        4,383,746         3,111,220         1,991,472         1,553,336
   General and administrative ..............................        6,233,642         5,557,664         3,352,740         2,783,174
   Depreciation and amortization ...........................          178,758           310,318            91,287            87,431
                                                                 ------------      ------------      ------------      ------------
                                                                   16,012,635        13,799,461         8,313,125         6,976,879
                                                                 ------------      ------------      ------------      ------------
     Operating loss ........................................       (1,771,656)       (1,007,174)       (1,298,037)         (803,966)
                                                                  ------------      ------------      ------------      ------------

OTHER INCOME (EXPENSE):
   Interest income .........................................          140,721            88,960            68,480            34,957
   Interest expense ........................................         (119,733)          (28,661)         (110,267)           (5,034)
   Other ...................................................          (26,435)          (51,768)          (26,435)          (43,877)
                                                                 ------------      ------------      ------------      ------------
                                                                       (5,447)            8,531           (68,222)          (13,954)
                                                                 ------------      ------------      ------------      ------------
Loss before minority interest and income taxes .............       (1,777,103)         (998,643)       (1,366,259)         (817,920)
Minority interest in (earnings) loss .......................          (12,546)           (7,092)          133,135            41,672
                                                                 ------------      ------------      ------------      ------------
Loss from continuing operations before income taxes ........       (1,789,649)       (1,005,735)       (1,233,124)         (776,248)
Income tax (expense) benefit ...............................          (32,871)          (25,519)          180,328            63,441
                                                                 ------------      ------------      ------------      ------------
Loss from continuing operations ............................       (1,822,520)       (1,031,254)       (1,052,796)         (712,807)
Discontinued operations:
   Loss on sale of discontinued operations, net ............         (317,905)         (226,872)         (317,905)         (226,872)
   Loss from discontinued operations, net ..................         (186,581)           (2,314)          (94,877)          (65,236)
                                                                 ------------      ------------      ------------      ------------
Net loss from discontinued operations ......................         (504,486)         (229,186)         (412,782)         (292,108)
Net loss before extraordinary item, net ....................       (2,327,006)       (1,260,440)       (1,465,578)       (1,004,915)
Extraordinary item, net ....................................        1,500,000              --                --                --
                                                                 ------------      ------------      ------------      ------------
Net loss ...................................................     $   (827,006)       (1,260,440)       (1,465,578)       (1,004,915)
                                                                 ============      ============      ============      ============

Weighted average number of common shares outstanding .......       16,849,865        16,648,417        16,827,690        16,871,557
                                                                 ============      ============      ============      ============
Basic and diluted loss per common share:
   Continuing operations ...................................     $       (.11)             (.06)             (.06)             (.04)
   Discontinued operations:
      Loss on sale of discontinued operations ..............             (.02)             (.02)             (.02)             (.02)
      Loss from discontinued operations ....................             (.01)             --                (.01)             --
   Extraordinary item ......................................              .09              --                --                --
                                                                 ------------      ------------      ------------      ------------
Total ......................................................     $       (.05)             (.08)             (.09)             (.06)
                                                                 ============      ============      ============      ============

See accompanying notes to consolidated financial statements.

               FRONTEER FINANCIAL HOLDINGS, LTD. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (Unaudited)


                                                               Additional                   Unearned
                                   Preferred      Common         paid-in   Accumulated        ESOP           Treasury
                                     stock         stock         capital     deficit          stock           stock         Total
                                   ---------      ------         -------   -----------      --------         --------       -----
Balances as of
   September
   30, 1997 ...............    $        --         185,167    12,230,772    (7,433,714)      (350,000)    (1,280,234)     3,351,991

Treasury stock
   received in
   disposition of
   net assets of
   discontinued
   operations .............             --            --            --            --             --         (493,500)      (493,500)

Net loss ..................             --            --            --        (827,006)          --             --         (827,006)
                                 ------------   ----------    ----------    ----------     ----------     ----------     ----------

Balances as of
   March 31, 1998 .........    $        --         185,167    12,230,772    (8,260,720)      (350,000)    (1,773,734)     2,031,485
                                 ============   ==========    ==========    ==========     ==========     ==========     ==========


See accompanying notes to consolidated financial statements.


               FRONTEER FINANCIAL HOLDINGS, LTD. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
                                   (Unaudited)

                                                                                      Six months ended March 31,
                                                                                      --------------------------
                                                                                         1998            1997
                                                                                         ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES:

Loss from continuing operations ..............................................      (1,822,520)      (1,031,254)
Adjustments to reconcile net loss from continuing operations to net cash  used in continuing operations:
   Depreciation and amortization .............................................         178,758          310,318
   Change in deferred taxes ..................................................            --         (1,208,000)
   Minority interest in earnings .............................................          12,546            7,092
   Other .....................................................................         (28,515)         239,563
   Changes in operating assets and liabilities:
      Decrease in receivables from brokers or dealers
         and clearing organizations ..........................................       1,569,255          515,990
      Decrease (increase) in trade receivables ...............................        (278,761)         247,751
      Decrease (increase) in other receivables ...............................         112,713         (126,915)
      Increase in securities owned, net of securities
         sold but not yet purchased ..........................................      (2,643,899)        (283,636)
      Decrease (increase) in other assets ....................................         748,196         (504,811)
      Increase (decrease) in accounts payable, accrued expenses,
         and other liabilities ...............................................        (930,360)        (350,839)
      Increase in deferred revenue ...........................................         251,200           53,591
      Decrease in other current liabilities ..................................        (266,236)        (232,937)
                                                                                   -----------      -----------
      Net cash used in continuing operations .................................      (3,097,623)      (2,364,087)
      Net cash provided by discontinued operations ...........................         763,800          460,871
                                                                                   -----------      -----------
      Net cash used in operating activities ..................................      (2,333,823)      (1,903,216)
                                                                                   -----------      -----------

(Continued)


               FRONTEER FINANCIAL HOLDINGS, LTD. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
                                   (Unaudited)

                                                                                      Six months ended March 31,
                                                                                      --------------------------
                                                                                         1998            1997
                                                                                         ----            ----
CASH FLOWS FROM INVESTING ACTIVITIES:

   Purchase of property, furniture and equipment ..............................        (291,103)        (212,939)
   Proceeds from sale of Clearing Operation, net ..............................            --          1,048,075
   Other investing activities .................................................        (508,647)         (24,006)
   Net cash provided by discontinued operations ...............................         221,975          717,256
                                                                                    -----------      -----------
   Net cash provided (used) by investing activities ...........................        (577,775)       1,528,386
                                                                                    -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:

   Borrowings on debt .........................................................         260,113          227,157
   Principal payments on borrowings ...........................................        (332,393)        (556,001)
   Net proceeds from issuance of convertible debenture ........................       4,000,000             --
   Net proceeds from issuance of common stock .................................            --            722,317
   Other financing activities .................................................         228,403             --
                                                                                    -----------      -----------
   Net cash provided by financing activities ..................................       4,156,123          393,473
                                                                                    -----------      -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS .....................................       1,244,525           18,643

CASH AND CASH EQUIVALENTS, BEGINNING OF
   PERIOD .....................................................................       2,080,722        2,070,320
                                                                                    -----------      -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD ......................................       3,325,247        2,088,963
                                                                                    ===========      ===========



               FRONTEER FINANCIAL HOLDINGS, LTD. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
                                   (Unaudited)

                                                                                      Six months ended March 31,
                                                                                      --------------------------
                                                                                         1998            1997
                                                                                         ----            ----
SUPPLEMENTAL DISCLOSURES RELATED TO STATEMENTS OF CASH FLOWS
Cash payments for:
   Interest:
      Continued operations ....................................................     $     8,161           14,605
      Discontinued operations .................................................           9,350           79,909
                                                                                    -----------      -----------
                                                                                    $    17,511           94,514
                                                                                    ===========      ===========
   Income taxes:
      Continued operations ....................................................     $     7,047          128,422
      Discontinued operations .................................................            --              1,409
                                                                                    -----------      -----------
                                                                                    $     7,047          129,831
                                                                                    ===========      ===========

Other investing and financing activities:
   Forgivable loan recognized as extraordinary item, net ......................     $ 1,500,000             --
                                                                                    ===========      ===========

   Treasury Stock received in disposition of net assets of
   discontinued operations ....................................................     $   493,500             --
                                                                                    ===========      ===========




See accompanying notes to consolidated financial statements.

               FRONTEER FINANCIAL HOLDINGS, LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1998

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

These interim financial statements should be read in conjunction with the Annual Report on Form 10-K as of and for the year ended September 30, 1997. Operating results for the six or three months ended March 31, 1998, are not necessarily indicative of the results that may be expected for the year ended September 30, 1998.

NOTE 2 - ORGANIZATION AND PRINCIPALS OF CONSOLIDATION

The consolidated financial statements include Fronteer and its wholly-owned subsidiaries, RAF Financial Corporation (RAF), RAF Services Inc. of Texas, RAF Services Inc. of Louisiana, RAF Services Inc. (collectively, RAF Services) and Fronteer Capital, Inc. (Fronteer Capital). They also include a majority-owned subsidiary, Secutron Corporation (Secutron). All significant intercompany accounts and transactions have been eliminated in the preparation of the consolidated financial statements.

RAF operates as a registered securities broker/dealer. RAF Services are subsidiaries established in order to participate in insurance brokerage activities in certain states. Fronteer Capital was formed to effectuate the transactions described below in Note 4. Secutron is engaged in industry specific software development and provides consulting services.

NOTE 3 - EARNINGS PER SHARE

Basic loss per common share has been calculated based upon the net loss available to common shareholders divided by the weighted average number of common shares outstanding during the period. Diluted loss per common share would not be different than basic loss per common share due to the fact that including the potential common shares would result in antidilution as a result of the loss from continuing operations.

               FRONTEER FINANCIAL HOLDINGS, LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            MARCH 31, 1998, CONTINUED

NOTE 4 - STOCKHOLDERS' EQUITY

In December 1997, Heng Fung Capital [S] Private Limited (Heng Fung Private), a subsidiary of Heng Fung Holdings Company Limited (Heng Fung Holdings), a public company traded on the Hong Kong Stock Exchange, purchased 1,136,364 shares of the Company's outstanding Common Stock from Robert A. Fitzner, Jr. and Robert L. Long, officers and directors of the Company, and from two other employees of RAF. In December 1997, Robert A. Fitzner, Jr. and Heng Fung Private agreed that, upon the regulatory approval of the National Association of Securities Dealers, Inc. (NASD) of a change in the beneficial ownership of 25% or more of RAF, Heng Fung Private would purchase an additional 3,556,777 shares of Fronteer's outstanding Common Stock from Mr. Fitzner. In conjunction with the transaction, Fronteer entered into an agreement (Convertible Debenture Agreement) with Heng Fung Finance Company Limited (Heng Fung Finance), a wholly owned subsidiary of Heng Fung Private, pursuant to which Fronteer agreed to sell Heng Fung Finance a ten year $4,000,000 10% Convertible Debenture that is convertible at $.53125 per share into 7,529,411 shares of Fronteer Common Stock. The purchase of the $4,000,000 Convertible Debenture was completed on December 30, 1997. The directors of Fronteer Capital, Inc. are appointed by Heng Fung Finance and all of the outstanding stock of Fronteer Capital, Inc. is pledged as collateral for the convertible debenture. On December 26, 1997, the Board of Directors of Fronteer, at the request of Heng Fung Finance made pursuant to the terms of the Convertible Debenture Agreement, appointed Mr. Fai Chan and Mr. Robert Trapp as selected by Heng Fung Finance, to the Board of Directors of Fronteer.

On January 29, 1998, the NASD approved (subject to certain restrictions that were subsequently agreed to by RAF) the change in the beneficial ownership of 25% or more of RAF, and on February 18, 1998 Heng Fung Private purchased the additional 3,556,777 shares of Fronteer's outstanding Common Stock from Mr. Fitzner. Contemporaneously with that purchase, Mr. Fitzner, Mr. Long and Mr. Dennis Olson resigned as directors of Fronteer and Mr. Chan and Mr. Trapp, the two remaining directors appointed at the request of Heng Fung Finance Mr. Kwok Jen Fong, a practicing solicitor in Singapore as a director of Fronteer. On February 20, 1998, the Board of Directors of Fronteer appointed Jeffrey Busch and Robert Jeffers, Jr., both practicing attorneys, as directors of Fronteer. After giving effect to the transactions described above, Heng Fung Holdings, through Heng Fung Private and Heng Fung Finance, owns approximately 27.8% of Fronteer's outstanding Common Stock, owns the $4,000,000 Convertible Debenture that is convertible at $.53125 per share into 7,529,411 of Fronteer's Common Stock and has the option to purchase one or more ten year 10% Convertible Debentures of such amounts as desired in multiples of $100,000 up to an aggregate of $11,000,000 that will be convertible at $.61 per share into an aggregate of 18,032,786 shares of Fronteer's Common Stock. On May 18, 1998, Heng Fung exercised its option and purchased $1,500,000 of the possible $11,000,000. The $1,500,000 will be used by Fronteer as working capital.

On April 25, 1998, the Board of Directors approved a resolution to compensate Heng Fung Finance for it's time, efforts, capital costs and expenses in setting up and operating a New York City office which was transferred to Fronteer to be operated as an RAF institutional sales location upon final NASD approval. Compensation, as agreed to by the Board of Directors and determined based upon actual capital costs and expenses incurred, as well as certain estimates, was $350,000 payable in 350,000 shares of common stock of Fronteer.

Subsequent to March 31, 1998, in accordance with the Convertible Debenture Agreement, the Company issued 192,418 shares of common stock of Fronteer to Heng Fung Finance as consideration for the accrued interest expense as of March 31, 1998 on the Convertible Debenture.

               FRONTEER FINANCIAL HOLDINGS, LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            MARCH 31, 1998, CONTINUED


NOTE 5 - DISCONTINUED OPERATIONS

During the year ended September 30, 1997, the Company disposed of most of it's remaining assets used in it's directory and telemarketing related businesses and accordingly accounted for the related activity in these businesses in the consolidated financial statements as discontinued operations.

On March 20, 1998, the Company entered into an agreement with North Country Yellow Pages, Inc. (North Country) to sell the remaining net assets used in the directory and telemarketing operations for 493,500 shares of the Company's common stock held by the principals of North Country, Dennis Olson and Lance Olson, former employees of the Company. Mr. Dennis Olson is the former president and director of the Company. The purchase price was based on third party appraisals and management's estimates relating to specific assets and liabilities. The Board of Directors approved the sale on May 14, 1998. Closing is anticipated to be on May 20, 1998. The Company has included as of and for the six and three months ended March 31, 1998, the loss on disposition related to the sale of the net assets to North Country in it's consolidated financial statements and has accounted for the 493,500 shares of common stock to be received as treasury stock. Loss on the sale of net assets was approximately $318,000.


NOTE 6 - EXTRAORDINARY ITEM

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

During the year ended September 30, 1997, Fronteer and RAF were notified by OFI that a decision had been reached by OFI that MSI and its business were not consistent with the long term business plans of OFI. Subsequently, a new clearing firm was selected for the customer business of RAF, and the customer business previously cleared by MSI was moved to the new clearing firm in October 1997. MSI reached its revenue targets for the first portion of the forgivable loan by October 1997. As a result, the first $750,000 of the $1,500,000 forgivable loan was recognized as income during the six months ended March 31, 1998. The second and final portion of the loan plus accrued interest payable was canceled in accordance with provisions in the forgivable loan agreement relating to MSI's decision to cease being engaged in the clearing business. The remaining $750,000 was also recognized as income during the six months ended March 31, 1998.

               FRONTEER FINANCIAL HOLDINGS, LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            MARCH 31, 1998, CONTINUED



NOTE 7 - COMMITMENTS AND CONTINGENCIES

On April 14, 1998, Fronteer Capital and Heng Fung Finance committed to provide to Global Med Technologies, Inc. (Global) lines of credit for up to $1,500,000 each for a total combined loan commitment of $3,000,000 over the following twelve months. The loans will bear interest calculated at a rate of 12% per annum and will mature 366 days after April 14, 1998.

Pursuant to the loan commitment provided by Heng Fung Finance, Global has agreed that Global's board of directors will not exceed nine and that Heng Fung Finance has the right to appoint five members to the board of directors of Global and has the option to cancel all Global management and employee contracts. Global has the right to call the $1,500,000 from Heng Fung Finance as needed by Global. For issuing the commitment, Heng Fung Finance earned warrants to purchase 6,000,000 shares of Global's common stock. The warrants are exercisable at $0.25 per share for up to 10 years and Global has agreed to register by July 14, 1998, the shares for resale under the Securities Act of 1933. As long as Global has used it's best efforts to file such registration statement covering such shares with the Securities and Exchange Commission and responded to any comments from the Securities and Exchange Commission in a timely manner, Global will not be deemed to be in default under the Heng Fung Finance loan if the shares are not registered for resale by July 14, 1998.

The loan commitment provided by Fronteer Capital has substantially the same terms and conditions as the loan commitment provided by Heng Fung Finance except that, if Heng Fung Finance does not appoint directors to Global's board of directors, Fronteer Capital has the right to appoint a maximum of three members to the board of directors of Global, Global has the right to call the $1,500,000 from Fronteer after the total loan from Heng Fung Finance is drawn down, and if the loan provided by Fronteer is draw down, Fronteer will earn warrants to purchase 6,000,000 shares of Global's common stock upon the same terms and conditions as the warrants to purchase 6,000,000 shares of Global's common stock earned by Heng Fung Finance. Further, Michael I. Ruxin, the Chief Executive Officer of Global, has agreed to personally guarantee the repayment of $1,500,000 of the Fronteer Capital loan. The guarantee is limited to certain of Dr. Ruxin's assets. For issuing the commitment, Fronteer Capital has earned warrants to purchase 1,000,000 of the 6,000,000 shares of Global's common stock.

If Global defaults on the repayment of any amount borrowed by Global pursuant to the Heng Fung Finance commitment, all existing members of the board of directors of Global will have to resign and Heng Fung Finance will have the right to appoint all new members to the board of directors, Heng Fung will have the right to convert the outstanding amount of the loan into shares of Global's common stock at a conversion price of $0.05 per share and all employment contracts of the management and officers of Global will be invalid immediately and their employment will be subject to reconfirmation by Heng Fung Finance. If there is no default on the repayment to Heng Fung Finance, or if there is a default and

               FRONTEER FINANCIAL HOLDINGS, LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            MARCH 31, 1998, CONTINUED


Heng Fung Finance does not exercise its rights on default, Fronteer Capital will have the same rights on default on the repayment of any amounts borrowed pursuant to the Fronteer Capital commitment as Heng Fung Finance as are specified above.

RAF will receive a fee of 9% of the amount drawn down by Global under the commitments.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


RESULTS OF OPERATIONS

Six months ended March 31, 1998 compared to six months ended March 31, 1997.

Revenues for the six months ended March 31, 1998 were $14,240,979, an increase of $1,448,692 or 11.3% over the $12,792,287 for the six months ended March 31, 1997. The increase primarily relates to increased investment banking activity, an increase in computer hardware and software sales and an increase in trading profits.

Computer hardware and software revenues for the six months ended March 31, 1998 were $5,087,822, a $1,092,644 or 27.3% increase over the $3,995,178 for the six months ended March 31, 1997. Most of the increase occurred in the first quarter and is attributable to new contracts secured by Secutron for software development, and an increase in computer equipment sales.

The increase in broker/dealer commission expense of $396,230 or 8.2% over the prior period correlates to the increase in investment banking revenues.

The increase in general and administrative expenses for the six months ended March 31, 1997 of $675,978 or 12.2% over the comparable period reflects increased expenses associated with new branch openings in West Palm Beach, Kansas City, San Francisco, Dallas, and Las Vegas.

Interest expense increased from the prior period as a result of the $4,000,000 Convertible Debenture issued to Heng Fung Finance in December 1997.

The minority interest in (earnings) loss represents the minority interest investment in Secutron.

The loss from discontinued operations represents the loss on sale and net loss from operating activity of the Company's directory and telemarketing businesses for which all of the primary operating assets were sold.

The extraordinary item represents the recognition of the forgivable loan with MSI in accordance with the terms and conditions of the forgivable loan agreement. These terms and conditions included the forgiveness of the loan based on revenue targets for MSI. MSI reached the target for forgiveness of $750,000 and thus it was recognized as income. The remaining $750,000 was recognized as income as MSI discontinued operating as a clearing firm in the securities industry which allowed the Company to recognize the remainder in accordance with the agreement.

Three months ended March 31, 1998 compared to three months ended March 31, 1997.

Revenues for the three months ended March 31, 1998 were $7,015,088, an increase of $842,175 or 13.6% over the $6,172,913 for the three months ended March 31, 1996. The increase is primarily a result of an increase in investment banking activity and trading profits.

               FRONTEER FINANCIAL HOLDINGS, LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            MARCH 31, 1998, CONTINUED


Revenues from computer hardware and software activities were consistent for the three months ended March 31, 1998 compared to the prior period 1997. This consistency versus the first quarter increase reflects Secutron's time and efforts with current clients making sure proprietary software is Year 2000 compliant. The increase in computer costs of sales of $438,136 or 28% compared to the consistent revenue comparison for the quarter comparison also reflects Secutron's emphasis on year 2000 compliance for it's proprietary software users.

The increase in broker/dealer commissions expense for the three months ended March 31, 1998 compared to the prior period 1997 of $324,688 or 12.7% correlates to the increase in investment banking revenues.

The increase in general and administrative expense for the quarter ended March 31, 1998 over the quarter ended March 31, 1997 of $569,566 or 20%, reflects the increased expenses associated with the new branch openings in West Palm Beach, Kansas City and San Francisco.

Interest expense increased for the prior period as a result of the $4,000,000 Convertible Debenture issued to Heng Fung Finance in December 1997.

The minority interest in (earnings) losses represents the minority interest investment in Secutron.

The loss from discontinued operations represents the loss on sale and net loss from operating activity of the Company's directory and telemarketing businesses for which all of the primary operating assets were sold.

The extraordinary item represents the recognition of the forgivable loan with MSI in accordance with the terms and conditions of the forgivable loan agreement. These terms and conditions included the forgiveness of the loan based on revenue targets for MSI. MSI reached the target for forgiveness of $750,000 and thus it was recognized as income. The remaining $750,000 was recognized as income as MSI discontinued operating as a clearing firm in the securities industry which allowed the Company to recognize the remainder in accordance with the agreement.

Liquidity and Capital Resources

The Company, as of March 31, 1998, had $3,325,247 in cash and cash equivalents and $5,576,819 in working capital. The issuance of the convertible debenture provided proceeds of $4,000,000 in December 1997. Proceeds from discontinued operations of $985,775, borrowings on debt of $260,113and other financing activities of $228,403 were used to fund the purchase of property and equipment of $291,103, to repay borrowings of $332,393 and in other investing activities of $508,647.

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

               FRONTEER FINANCIAL HOLDINGS, LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            MARCH 31, 1998, CONTINUED

In February 1998, as discussed in Item 4 to the consolidated financial statements, Heng Fung Private gained control of the Company. $4,000,000 in working capital was provided to the Company in conjunction with this change in control. Additionally, on May 18, 1998, Heng Fung Finance exercised its option and purchased $1,500,000 of a possible $11,000,000 in the aggregate of 10% Convertible Debentures. The %1,500,000 will be used by the Company as working capital.

Management believes that the Company's cash flows from operations and cash on hand are sufficient to fund its debt service, expected capital costs and other liquidity requirements for the foreseeable future.

Inflation

The effect of inflation on the Company's operations is not material and is not anticipated to have any material effect in the future.

Item 3. Quantitative and Qualitative Disclosures about Market Data. Not Applicable.

                           PART II - OTHER INFORMATION



Item 6.   Exhibits and Reports on Form 8-K.

(a)  List of Exhibits:

     27.0     Financial Data Schedule

(b)  Reports on Form 8-K:

     During the quarter ended March 31, 1998 the Company filed a Current Report on Form 8-K dated February 18, 1998 reporting the change in control of the Company under Item 1.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  April 18, 1998                       FRONTEER FINANCIAL HOLDINGS, LTD.
                                            a Colorado Corporation



                                            By: /s/ Robert H. Trapp
                                               ---------------------------------
                                               Robert H. Trapp
                                               Managing Director



                                            By: /s/ Gary L. Cook
                                               ---------------------------------
                                               Gary L. Cook
                                               Chief Financial Officer and
                                               Principal Accounting Officer

                                  Exhibit Index



Exhibit                 Description
-------                 -----------

27.0                    Financial Data Schedule