Form 10-Q/A
period 1998-03-31
FRONTEER FINANCIAL HOLDINGS LTD
filed 1998-05-26
CIK 844780

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

               FRONTEER FINANCIAL HOLDINGS, LTD. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                                                                     Six months ended March 31,        Three months ended March 31,
                                                                     -------------------------         ---------------------------
                                                                       1998              1997              1998              1997
                                                                       ----              ----              ----              ----

REVENUE:
   Brokerage commissions ...................................     $  6,848,614         7,191,802         3,560,080         3,684,082
   Investment banking ......................................        1,557,974           999,699         1,201,470           432,485
   Trading profits, net ....................................          283,763           105,695           205,911           (27,548)
   Other broker/dealer .....................................          462,806           458,001           229,520           248,040
   Computer hardware and software operations ...............        5,087,822         3,995,178         1,818,107         1,835,854
   Other ...................................................             --              41,912              --                --
                                                                 ------------      ------------      ------------      ------------
                                                                   14,240,979        12,792,287         7,015,088         6,172,913
                                                                 ------------      ------------      ------------      ------------
COST OF SALES AND OPERATING EXPENSES:
   Broker/dealer commissions ...............................        5,216,489         4,820,259         2,877,626         2,552,938
   Computer cost of sales ..................................        4,383,746         3,111,220         1,991,472         1,553,336
   General and administrative ..............................        6,233,642         5,557,664         3,352,740         2,783,174
   Depreciation and amortization ...........................          178,758           310,318            91,287            87,431
                                                                 ------------      ------------      ------------      ------------
                                                                   16,012,635        13,799,461         8,313,125         6,976,879
                                                                 ------------      ------------      ------------      ------------
     Operating loss ........................................       (1,771,656)       (1,007,174)       (1,298,037)         (803,966)
                                                                  ------------      ------------      ------------      ------------

OTHER INCOME (EXPENSE):
   Interest income .........................................          140,721            88,960            68,480            34,957
   Interest expense ........................................         (119,733)          (28,661)         (110,267)           (5,034)
   Other ...................................................          (26,435)          (51,768)          (26,435)          (43,877)
                                                                 ------------      ------------      ------------      ------------
                                                                       (5,447)            8,531           (68,222)          (13,954)
                                                                 ------------      ------------      ------------      ------------
Loss before minority interest and income taxes .............       (1,777,103)         (998,643)       (1,366,259)         (817,920)
Minority interest in (earnings) loss .......................          (12,546)           (7,092)          133,135            41,672
                                                                 ------------      ------------      ------------      ------------
Loss from continuing operations before income taxes ........       (1,789,649)       (1,005,735)       (1,233,124)         (776,248)
Income tax (expense) benefit ...............................          (32,871)          (25,519)          180,328            63,441
                                                                 ------------      ------------      ------------      ------------
Loss from continuing operations ............................       (1,822,520)       (1,031,254)       (1,052,796)         (712,807)
Discontinued operations:
   Loss on sale of discontinued operations, net ............         (317,905)         (226,872)         (317,905)         (226,872)
   Loss from discontinued operations, net ..................         (186,581)           (2,314)          (94,877)          (65,236)
                                                                 ------------      ------------      ------------      ------------
Net loss from discontinued operations ......................         (504,486)         (229,186)         (412,782)         (292,108)
Net loss before extraordinary item .........................       (2,327,006)       (1,260,440)       (1,465,578)       (1,004,915)
Extraordinary item, net ....................................        1,500,000              --                --                --
                                                                 ------------      ------------      ------------      ------------
Net loss ...................................................     $   (827,006)       (1,260,440)       (1,465,578)       (1,004,915)
                                                                 ============      ============      ============      ============

Weighted average number of common shares outstanding .......       16,849,865        16,648,417        16,827,690        16,871,557
                                                                 ============      ============      ============      ============
Basic and diluted loss per common share:
   Continuing operations ...................................     $       (.11)             (.06)             (.06)             (.04)
   Discontinued operations:
      Loss on sale of discontinued operations ..............             (.02)             (.02)             (.02)             (.02)
      Loss from discontinued operations ....................             (.01)             --                (.01)             --
   Extraordinary item ......................................              .09              --                --                --
                                                                 ------------      ------------      ------------      ------------
Total ......................................................     $       (.05)             (.08)             (.09)             (.06)
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


               FRONTEER FINANCIAL HOLDINGS, LTD. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
                                   (Unaudited)

                                                                                      Six months ended March 31,
                                                                                      --------------------------
                                                                                         1998            1997
                                                                                         ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES:

Loss from continuing operations ..............................................      (1,822,520)      (1,031,254)
Adjustments to reconcile net loss from continuing operations to net cash  used in continuing operations:
   Depreciation and amortization .............................................         178,758          310,318
   Change in deferred taxes ..................................................            --         (1,208,000)
   Minority interest in earnings .............................................          12,546            7,092
   Other .....................................................................         (28,515)         239,563
   Changes in operating assets and liabilities:
      Decrease in receivables from brokers or dealers
         and clearing organizations ..........................................       1,569,255          515,990
      Decrease (increase) in trade receivables ...............................        (278,761)         247,751
      Decrease (increase) in other receivables ...............................         112,713         (126,915)
      Increase in securities owned, net of securities
         sold but not yet purchased ..........................................      (2,643,899)        (283,636)
      Decrease (increase) in other assets ....................................         748,196         (504,811)
      Decrease in accounts payable, accrued expenses,
         and other liabilities ...............................................        (930,360)        (350,839)
      Increase in deferred revenue ...........................................         251,200           53,591
      Decrease in other current liabilities ..................................        (266,236)        (232,937)
                                                                                   -----------      -----------
      Net cash used in continuing operations .................................      (3,097,623)      (2,364,087)
      Net cash provided by discontinued operations ...........................         763,800          460,871
                                                                                   -----------      -----------
      Net cash used in operating activities ..................................      (2,333,823)      (1,903,216)
                                                                                   -----------      -----------

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

The preparation of interim financial statements require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

These interim financial statements should be read in conjunction with the Annual Report on Form 10-K as of and for the year ended September 30, 1997. Operating results for the six or three months ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ended September 30, 1998.

NOTE 2 - ORGANIZATION AND PRINCIPALS OF CONSOLIDATION

The consolidated financial statements include Fronteer and its wholly-owned subsidiaries RAF Financial Corporation (RAF), RAF Services Inc. of Texas, RAF Services Inc. of Louisiana, RAF Services Inc. (collectively, RAF Services) and Fronteer Capital, Inc. (Fronteer Capital). They also include a majority-owned subsidiary, Secutron Corporation (Secutron). All significant intercompany accounts and transactions have been eliminated in the preparation of the consolidated financial statements.

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

               FRONTEER FINANCIAL HOLDINGS, LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            MARCH 31, 1998, CONTINUED


NOTE 5 - DISCONTINUED OPERATIONS

During the year ended September 30, 1997, the Company disposed of a good portion of its assets used in its directory and telemarketing related businesses and accordingly accounted for the related activity in these businesses in the consolidated financial statements as discontinued operations.

On March 20, 1998, the Company entered into an agreement with North Country Yellow Pages, Inc. (North Country) to sell the remaining net assets used in the directory and telemarketing operations for 493,500 shares of the Company's common stock held by the principals of North Country, Dennis Olson and Lance Olson, former employees of the Company. Mr. Dennis Olson is the former president and director of the Company. The purchase price was based on third party appraisals and management's estimates relating to specific assets and liabilities. The Board of Directors approved the sale on May 14, 1998. Closing is anticipated to be on May 27, 1998. The Company has included as of and for the six and three months ended March 31, 1998, the loss on disposition related to the sale of the net assets to North Country in its consolidated financial statements and has accounted for the 493,500 shares of common stock to be received as treasury stock. Loss on the sale of net assets was approximately $318,000.


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

The loan commitment provided by Fronteer Capital has substantially the same terms and conditions as the loan commitment provided by Heng Fung Finance except that, if Heng Fung Finance does not appoint directors to Global's board of directors, Fronteer Capital has the right to appoint a maximum of three members to the board of directors of Global. Global has the right to call the $1,500,000 from Fronteer after the total loan from Heng Fung Finance is drawn down, and if the loan provided by Fronteer is draw down, Fronteer will earn warrants to purchase 6,000,000 shares of Global's common stock upon the same terms and conditions as the warrants to purchase 6,000,000 shares of Global's common stock earned by Heng Fung Finance. Further, Michael I. Ruxin, the Chief Executive Officer of Global, has agreed to personally guarantee the repayment of $1,500,000 of the Fronteer Capital loan. The guarantee is limited to certain of Dr. Ruxin's assets. For issuing the commitment, Fronteer Capital has earned warrants to purchase 1,000,000 of the 6,000,000 shares of Global's common stock.

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

The increase in general and administrative expenses for the six months ended March 31, 1998 of $675,978 or 12.2% over the comparable prior period reflects increased expenses associated with new branch openings in West Palm Beach, Kansas City, San Francisco, Dallas, and Las Vegas.

Interest expense increased from the prior period as a result of the $4,000,000 Convertible Debenture issued to Heng Fung Finance in December 1997.

The minority interest in (earnings) loss represents the minority interest investment in Secutron.

The loss from discontinued operations represents the loss on sale and net loss from operating activity of the Company's directory and telemarketing businesses of which all of the primary operating assets were sold.

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

Revenues for the three months ended March 31, 1998 were $7,015,088, an increase of $842,175 or 13.6% over the $6,172,913 for the three months ended March 31, 1997. The increase is primarily a result of an increase in investment banking activity and trading profits.

               FRONTEER FINANCIAL HOLDINGS, LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            MARCH 31, 1998, CONTINUED


Revenues from computer hardware and software activities were consistent for the three months ended March 31, 1998 compared to the prior period 1997. This consistency versus the first quarter of fiscal 1998 increase reflects Secutron's time and efforts with current clients making sure proprietary software is Year 2000 compliant. The increase in computer costs of sales of $438,136 or 28% compared to the consistent revenue comparison for the quarter of fiscal 1998 also reflects Secutron's emphasis on year 2000 compliance for it's proprietary software users.

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

Interest expense increased for the period as a result of the $4,000,000 Convertible Debenture issued to Heng Fung Finance in December 1997.

The minority interest in (earnings) losses represents the minority interest investment in Secutron.

The loss from discontinued operations represents the loss on sale and net loss from operating activity of the Company's directory and telemarketing businesses of which all of the primary operating assets were sold.

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

Liquidity and Capital Resources

The Company, as of March 31, 1998, had $3,325,247 in cash and cash equivalents and $5,756,819 in working capital. The issuance of the convertible debenture provided proceeds of $4,000,000 in December 1997. Proceeds from discontinued operations of $985,775, borrowings on debt of $260,113and other financing activities of $228,403 were used to fund continuing operations, to purchase property and equipment of $291,103, to repay borrowings of $332,393 and in other investing activities of $508,647.

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

               FRONTEER FINANCIAL HOLDINGS, LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            MARCH 31, 1998, CONTINUED

In February 1998, as discussed in Note 4 to the consolidated financial statements, Heng Fung Private gained control of the Company. In conjunction with this change in control, working capital was provided to the Company through the issuance of the $4,000,000 Convertible Debenture. Additionally, on May 18, 1998, Heng Fung Finance exercised its option and purchased $1,500,000 of a possible $11,000,000 in the aggregate of 10% Convertible Debentures. The %1,500,000 will be used by the Company as working capital.

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

Item 3. Quantitative and Qualitative Disclosures about Market Data. Not Applicable.

                           PART II - OTHER INFORMATION



Item 6.   Exhibits and Reports on Form 8-K.

(a)  List of Exhibits:

     10.0 Amendment to the $4,000,000 10% Convertible Debenture Purchase Agreement dated December 17, 1997.

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


Date:  April 21, 1998                       FRONTEER FINANCIAL HOLDINGS, LTD.
                                            a Colorado Corporation



                                            By: /s/ Robert H. Trapp
                                               ---------------------------------
                                               Robert H. Trapp
                                               Managing Director



                                            By: /s/ Gary L. Cook
                                               ---------------------------------
                                               Gary L. Cook
                                               Chief Financial Officer and
                                               Principal Accounting Officer

                                  Exhibit Index



Exhibit                 Description
-------                 -----------

10.0 Amendment to the $4,000,000 10% Convertible Debenture Purchase Agreement dated December 17, 1997.

27.0                    Financial Data Schedule