Form 10-Q
period 1998-06-30
FRONTEER FINANCIAL HOLDINGS LTD
filed 1998-08-20
CIK 844780

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1998

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

The registrant had 16,920,475 shares of its $.01 par value common stock outstanding as of August 10, 1998.

                         PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.


               FRONTEER FINANCIAL HOLDINGS, LTD. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                    ASSETS                                    June 30, 1998                 September 30, 1997
                                                                               (Unaudited)
                                                                              -------------                 ------------------
CURRENT ASSETS:
Cash and cash equivalents ........................................          $  1,003,922                         2,080,722
Receivables from brokers or dealers and clearing
       organizations .............................................                 4,969                         2,045,134
Trade receivables ................................................             1,054,355                           786,971
Other receivables ................................................               366,510                           382,208
Securities owned, at market value ................................             5,369,208                           871,322
Other assets .....................................................               121,300                           824,056
Net current assets of discontinued operations ....................                  --                           1,268,286
                                                                            ------------                      ------------
     Total current assets ........................................             7,920,264                         8,258,699

PROPERTY, FURNITURE AND EQUIPMENT, net
    of accumulated depreciation ..................................             1,446,134                         1,167,883

DEFERRED INCOME TAXES ............................................               613,784                           613,784

OTHER LONG TERM ASSETS ...........................................             1,405,255                           247,241

NET LONG TERM ASSETS OF DISCONTINUED
    OPERATIONS ...................................................                  --                             715,475
                                                                            ------------                      ------------
     Total assets ................................................          $ 11,385,437                        11,003,082
                                                                            ------------                      ------------
(Continued)

See accompanying notes to consolidated financial statements.



               FRONTEER FINANCIAL HOLDINGS, LTD. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS, CONTINUED


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                                                                              June 30, 1998                 September 30, 1997
                                                                               (Unaudited)
                                                                               ------------                 ------------------
LIABILITIES:
Accounts payable, accrued expenses and other liabilities .........          $  2,817,175                         3,373,672
Current portion of long-term debt ................................               112,755                           863,164
Deferred revenue .................................................               191,500                              --
Other current liabilities ........................................               674,182                           426,555
                                                                            ------------                      ------------
     Total current liabilities ...................................             3,795,612                         4,663,391

LONG-TERM DEBT ...................................................                92,943                           927,843
CONVERTIBLE DEBENTURES, RELATED PARTY ............................             5,500,000                              --
DEFERRED RENT CONCESSIONS ........................................             1,654,766                         1,716,529
OTHER LIABILITIES ................................................                45,280                            88,000
                                                                            ------------                      ------------
     Total liabilities ...........................................            11,088,601                         7,395,763
                                                                            ------------                      ------------

MINORITY INTEREST IN SUBSIDIARY ..................................               176,448                           255,328
                                                                            ------------                      ------------
STOCKHOLDERS' EQUITY:
Preferred stock, undesignated, authorized 24,912,500
    shares, $0.10 par value, no shares outstanding ...............                  --                                --
Series A voting cumulative preferred stock, authorized
87,500 shares, $0.10 par value, no shares outstanding ............                  --                                --
Common  stock; authorized 100,000,000 shares, $0.01
  par value; 16,920,475 and 16,871,557 shares
  issued and outstanding as of June 30, 1998 and
  September 30, 1997,  respectively ..............................               169,205                           168,716
Additional paid-in capital .......................................            10,925,222                        10,966,989
Accumulated deficit ..............................................           (10,624,039)                       (7,433,714)
Unearned ESOP shares .............................................              (350,000)                         (350,000)
                                                                            ------------                      ------------
     Total stockholders' equity ..................................               120,388                         3,351,991
                                                                            ------------                      ------------
     Total liabilities and stockholders' equity ..................          $ 11,385,437                        11,003,082
                                                                            ------------                      ------------

See accompanying notes to consolidated financial statements.


               FRONTEER FINANCIAL HOLDINGS, LTD. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                                                                    Nine months ended June 30,          Three months ended June 30,
                                                                      1998              1997              1998               1997
                                                                      ----              ----              ----               ----
REVENUE:
   Brokerage commissions ...................................     $ 11,313,545        10,814,872         4,464,931         3,623,070
   Investment banking ......................................        1,814,287         1,130,594           256,313           130,895
   Trading profits, net ....................................          328,077           129,078           153,349            23,383
   Other broker/dealer .....................................          855,644           861,498           392,838           403,497
   Computer hardware and software operations ...............        6,556,362         5,630,246         1,468,540         1,635,068
   Other ...................................................             --              28,012              --             (13,900)
                                                                 ------------      ------------      ------------      ------------
                                                                   20,867,915        18,594,300         6,735,971         5,802,013
COST OF SALES AND OPERATING EXPENSES:
   Broker/dealer commissions ...............................        8,103,752         7,271,341         2,887,263         2,451,082
   Computer cost of sales ..................................        5,862,072         4,323,744         1,478,326         1,212,524
   General and administrative ..............................        9,743,202         8,324,987         3,509,560         2,767,323
   Depreciation and amortization ...........................          326,968           396,346           148,210            86,028
                                                                   24,035,994        20,316,418         8,023,359         6,516,957
                                                                 ------------      ------------      ------------      ------------
     Operating loss ........................................       (3,168,079)       (1,722,118)       (1,287,388)         (714,944)
                                                                 ------------      ------------      ------------      ------------

OTHER INCOME (EXPENSE):
   Interest income .........................................          376,493           112,936           235,772            23,976
   Interest expense ........................................         (470,077)          (34,720)         (350,344)           (6,059)
   Unrealized loss on investments ..........................       (1,027,603)             --          (1,136,638)             --
   Other ...................................................           (2,843)          (58,697)           29,331            (6,929)
                                                                   (1,124,030)           19,519        (1,221,879)           10,988
                                                                 ------------      ------------      ------------      ------------
Loss before minority interest and income taxes .............       (4,292,109)       (1,702,599)       (2,509,267)         (703,956)
Minority interest in earnings (loss) .......................           78,880           (10,638)           91,426            (3,546)
                                                                 ------------      ------------      ------------      ------------
Loss from continuing operations before income taxes ........       (4,213,229)       (1,713,237)       (2,417,841)         (707,502)
Income tax (expense) benefit ...............................           21,651           (36,759)           54,522           (11,240)
                                                                 ------------      ------------      ------------      ------------
Loss from continuing operations ............................       (4,191,578)       (1,749,996)       (2,363,319)         (718,742)
Discontinued operations:
  Gain (loss) from discontinued operations, net ............         (180,842)           65,510              --            (462,324)
  Loss on sale of discontinued operations, net .............         (317,905)         (226,872)             --             540,148
                                                                 ------------      ------------      ------------      ------------
Net loss before extraordinary item .........................       (4,690,325)       (1,911,358)       (2,363,319)         (640,918)
                                                                 ------------      ------------      ------------      ------------
Extraordinary item, net ....................................        1,500,000              --                --                --
                                                                 ------------      ------------      ------------      ------------
Net loss ...................................................     $ (3,190,325)       (1,911,358)       (2,363,319)         (640,918)
                                                                 ------------      ------------      ------------      ------------

Weighted average number of common shares
 outstanding ...............................................       16,805,848        16,723,340        16,717,813        16,871,557
                                                                 ------------      ------------      ------------      ------------
Basic and diluted loss per common share:
   Continuing operations ...................................     $       (.25)             (.10)             (.14)             (.04)
   Discontinued operations:
     Gain (loss) from discontinued operations ..............             (.01)              .00              (.00)              .03
     Loss on Sale of discontinued operations ...............             (.02)             (.01)             (.00)             (.03)
                                                                 ------------      ------------      ------------      ------------

                                                                         (.28)             (.11)             (.14)             (.04)
   Extraordinary item ......................................              .09              --                --                --
                                                                 ------------      ------------      ------------      ------------
Total ......................................................     $       (.19)             (.11)             (.14)             (.04)
                                                                 ------------      ------------      ------------      ------------

See accompanying notes to consolidated financial statements.

               FRONTEER FINANCIAL HOLDINGS, LTD. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                  Nine months ended June 30,
                                                                                           -------------------------------------
                                                                                                1998                        1997
CASH FLOWS FROM OPERATING ACTIVITIES:

Loss  from  continuing  operations ...............................................         $(4,191,578)                  (1,749,996)
Adjustments to reconcile  net loss from  continuing
  operations  to net cash used in continuing operations:
   Depreciation and amortization .................................................             326,968                      396,346
   Change in deferred taxes ......................................................                --                     (1,623,000)
   Minority interest in earnings .................................................             (78,880)                      10,638
   Unrealized loss on investments ................................................           1,027,603                         --
   Other .........................................................................             (61,763)
   Changes in operating assets and liabilities:
      Decrease (increase) in receivables from brokers or dealers
           and clearing organizations ............................................           2,040,165                     (456,194)
      Decrease (increase) in trade receivables ...................................            (267,384)                     598,005
      Decrease (increase) in other receivables ...................................              15,698                     (103,755)
      Decrease (increase) in securities owned, net of securities
          sold but not yet purchased .............................................          (5,525,529)                     340,907
      Decrease (increase) in other assets ........................................             702,796                     (573,063)
      Decrease in accounts payable, accrued expenses,
        and other liabilities ....................................................            (556,497)                    (277,269)
      Increase (decrease) in deferred revenue ....................................             191,500                     (278,928)
      Decrease in other current liabilities ......................................             349,849                     (342,364)
                                                                                           -----------                  -----------
      Net cash used in continuing operations .....................................          (6,027,052)                  (4,134,218)
      Net cash provided by discontinued operations ...............................             769,539                    1,638,979
                                                                                           -----------                  -----------
      Net cash used in operating activities ......................................          (5,257,513)                  (2,495,239)
                                                                                           -----------                  -----------
CASH FLOWS FROM INVESTING ACTIVITIES:

   Purchase of property, furniture and equipment .................................         $  (255,218)                    (380,394)
   Proceeds from sale of assets, net .............................................                --                        702,222
   Principal collected on notes receivable .......................................                --                        217,256
   Proceeds from receivable from affiliate .......................................                --                      1,048,075
   Other investing activities ....................................................          (1,158,015)                     (15,326)
   Net cash provided by discontinued operations ..................................             221,975                         --
                                                                                           -----------                  -----------
   Net cash (used) provided by investing activities ..............................          (1,191,258)                   1,571,833
                                                                                           -----------                  -----------

CASH FLOWS FROM FINANCING ACTIVITIES:

   Borrowings on debt ............................................................             260,113                       82,085
   Principal payments on borrowings ..............................................            (345,422)                    (601,684)
   Net proceeds from issuance of convertible debentures ..........................           5,500,000                         --
   Net proceeds from issuance of common stock ....................................                --                        722,317
   Other financing activities ....................................................             (42,720)                        --
                                                                                           -----------                  -----------
   Net cash provided by financing activities .....................................           5,371,971                      202,718
                                                                                           -----------                  -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS ........................................          (1,076,800)                    (720,688)

CASH AND CASH EQUIVALENTS: BEGINNING OF PERIOD ...................................           2,080,722                    2,070,320
                                                                                           -----------                  -----------

   END OF PERIOD .................................................................         $ 1,003,922                    1,349,632
                                                                                           -----------                  -----------




               FRONTEER FINANCIAL HOLDINGS, LTD. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS CONTINUED
                                   (Unaudited)

                                                                                                  Nine months ended June 30,
                                                                                           -------------------------------------
                                                                                                1998                        1997
SUPPLEMENTAL DISCLOSURES RELATED TO STATEMENTS OF CASH FLOWS

Cash payments for:
   Interest:
      Continued operations .......................................................         $    11,193                      156,704
      Discontinued operations ....................................................               9,350                         --
                                                                                           -----------                  -----------
                                                                                           $    20,543                      156,704
                                                                                           -----------                  -----------
   Income taxes:
      Continued operations .......................................................         $     7,047                      129,831
      Discontinued operations ....................................................                --                           --
                                                                                           -----------                  -----------
                                                                                           $     7,047                      129,831
                                                                                           -----------                  -----------

Other investing and financing activities:
   Forgivable loan recognized as extraordinary item, net .........................         $ 1,500,000                         --
                                                                                           -----------                  -----------

   Common stock received in disposition of net assets of
       discontinued operations ...................................................         $   493,500                         --
                                                                                           -----------                  -----------

   Common stock issued for assets ................................................         $   350,000                         --
                                                                                           -----------                  -----------

   Accrued interest paid on convertible debentures by issuance
      of common stock ............................................................         $   102,222                         --
                                                                                           -----------                  -----------

See accompanying notes to consolidated financial statements.

               FRONTEER FINANCIAL HOLDINGS, LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1998

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited consolidated financial statements of Fronteer Financial Holdings, Ltd. and subsidiaries (Fronteer or the Company) have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and disclosures necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. In the opinion of management, these financial statements reflect all adjustments (which include only normal recurring adjustments) necessary for a fair statement of the results of operations and financial position for the interim periods presented.

The preparation of interim financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

These interim financial statements should be read in conjunction with the Annual Report on Form 10-K as of and for the year ended September 30, 1997. Operating results for the nine months ended June 30, 1998, are not necessarily indicative of the results that may be expected for the year ending September 30, 1998.

Certain amounts in prior financial statements have been reclassified to conform to the current presentation.

NOTE 2 - ORGANIZATION AND PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include Fronteer and its wholly-owned subsidiaries, American Fronteer Financial Corporation (AFFC), formerly RAF
Financial Corporation, RAF Services Inc. of Texas, RAF Services Inc. of Louisiana, RAF Services Inc. (collectively, RAF Services), Fronteer Capital, Inc. (Fronteer Capital), Fronteer Asset Management Corporate Inc., Fronteer Corporate Services, Inc., and Fronteer Development Finance Inc. They also include a majority-owned subsidiary, Secutron Corporation (Secutron). All significant intercompany accounts and transactions have been eliminated in the preparation of the consolidated financial statements.

AFFC operates as a registered securities broker/dealer. RAF Services are subsidiaries established in order to participate in insurance brokerage activities in certain states. Fronteer Capital was formed to effectuate the transactions described below. Fronteer Asset Management Corporate Inc. was formed to manage assets. Fronteer Corporate Services, Inc. was formed to provide general corporate services such as payroll and other administrative services to Fronteer entities and other affiliated entities. Fronteer Development Finance Inc. was formed to operate as a finance company to take advantage of high yield and other lending opportunities. Secutron is engaged in industry specific software development and provides consulting services.

NOTE 3 - EARNINGS PER SHARE

Basic earnings (loss) per common share has been calculated based upon the net earnings (loss) available to common stockholders divided by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per common share would not be different than basic earnings (loss) per common

               FRONTEER FINANCIAL HOLDINGS, LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            JUNE 30, 1998, CONTINUED


share due to the fact that including the potential common shares would result in antidilution as a result of the loss from continuing operations.

NOTE 4 - STOCKHOLDERS' EQUITY

In December 1997, Heng Fung Capital [S] Private Limited (Heng Fung Private), a subsidiary of Heng Fung Holdings Company Limited (Heng Fung Holdings), a public company traded on the Hong Kong Stock Exchange, purchased 1,136,364 shares of the Company's outstanding Common Stock from two persons who were then officers and directors of the Company, and from two other employees of AFFC. In February 1998, Heng Fung Private also purchased an additional 3,556,777 shares of Fronteer's outstanding Common Stock from the former chairman of the Company. In conjunction with the transaction, Fronteer entered into an agreement (Convertible Debenture Agreement) with Heng Fung Finance Company Limited (Heng Fung Finance), a wholly owned subsidiary of Heng Fung Private, pursuant to which Fronteer agreed to sell Heng Fung Finance a ten year $4,000,000 10% Convertible Debenture that is convertible at $.53125 per share into 7,529,411 shares of Fronteer Common Stock. The purchase of the $4,000,000 Convertible Debenture was completed on December 30, 1997. All of the outstanding stock of Fronteer Capital, Inc. is pledged as collateral for the convertible debenture.

Heng Fung Holdings also has the option to purchase one or more ten year 10% Convertible Debentures of such amounts as desired in multiples of $100,000 up to an aggregate of $11,000,000 that will be convertible at $.61 per share into an aggregate of 18,032,786 shares of Fronteer's Common Stock. On May 18, 1998, Heng Fung Holdings exercised a portion of its option and purchased $1,500,000 of the possible $11,000,000. The $1,500,000 will be used by Fronteer as working capital. Subsequent to June 30, 1998, Heng Fung Holdings exercised an additional $1,000,000 as described in Note 8.

On April 25, 1998, the Board of Directors approved a resolution to compensate Heng Fung Finance for its time, efforts, capital costs and expenses in setting up and operating a New York City office which was transferred to Fronteer to be operated as an AFFC institutional sales location upon final NASD approval, which was received in May, 1998. Compensation, as agreed to by the Board of Directors and determined based upon actual capital costs and expenses incurred, as well as certain estimates, was $350,000 payable in 350,000 shares of Common Stock of Fronteer. These shares were issued in May, 1998.

During the quarter ended June 30, 1998, the Company issued 192,418 shares of the Company's Common Stock to Heng Fung Finance to pay Heng Fung Finance for the interest that had accrued as of March 31, 1998 on the Convertible Debenture.


NOTE 5 - DISCONTINUED OPERATIONS

During the year ended September 30, 1997, the Company disposed of a good portion of its assets used in its directory and telemarketing related businesses and accordingly accounted for the related activity in these businesses in the consolidated financial statements as discontinued operations.

               FRONTEER FINANCIAL HOLDINGS, LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            JUNE 30, 1998, CONTINUED


On March 20, 1998, the Company entered into an agreement with North Country Yellow Pages, Inc. (North Country) to sell the remaining net assets used in the directory and telemarketing operations for 493,500 shares of the Company's Common Stock held by the principals of North Country, Dennis Olson and Lance Olson, former employees of North Country. Mr. Dennis Olson also is the former president and director of the Company. The purchase price was based on third party appraisals and management's estimates relating to specific assets and liabilities. The Board of Directors approved the sale on May 14, 1998. The closing date was June 22, 1998 but effective March 1, 1998. The Company has included for the nine months ended June 30, 1998, the loss on disposition related to the sale of the net assets to North Country in its consolidated financial statements and has accounted for the 493,500 shares of common stock received as a reduction in the outstanding shares of the Company's common stock. Loss on the sale of net assets was approximately $318,000.

NOTE 6 - EXTRAORDINARY ITEM

On July 23, 1996, the Company sold AFFC's securities brokerage clearing division (Clearing Operation) to MultiSource Services, Inc. (MSI), a new broker/dealer, for a purchase price of $3,000,000, including a $1,500,000 contingency in the form of a forgivable loan, plus the net assets of the Clearing Operation. The loan of $1,500,000 was recorded as a loan payable to MSI and was forgivable based on MSI's revenues during the 28 months following the closing date.

MSI reached its revenue targets for the first portion of the forgivable loan by October 1997. As a result, the first $750,000 of the $1,500,000 forgivable loan was recognized as income during the period ended March 31, 1998. The second and final portion of the loan plus accrued interest payable was canceled in accordance with provisions in the forgivable loan agreement and the remaining $750,000 was also recognized as income during the period ended March 31, 1998.

               FRONTEER FINANCIAL HOLDINGS, LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            JUNE 30, 1998, CONTINUED


NOTE 7 - COMMITMENTS AND CONTINGENCIES

On April 14, 1998, Fronteer Capital and Heng Fung Finance committed to provide to Global Med Technologies, Inc. (Global) lines of credit for up to $1,650,000 and $1,500,000 respectively, each for a total combined loan commitment of $3,150,000 over the following twelve months. The loans will bear interest calculated at a rate of 12% per annum and will mature 366 days after April 14, 1998.

Pursuant to the loan commitment provided by Heng Fung Finance, Heng Fung Finance has appointed five members, one of which has subsequently resigned, to the board of directors of Global and has the option to cancel all Global management and employee contracts. For issuing the commitment, Heng Fung Finance earned warrants to purchase 6,000,000 shares of Global's common stock. The warrants are exercisable at $0.25 per share for up to 10 years and Global agreed to register by July 14, 1998, the shares for resale under the Securities Act of 1933. As long as Global has used its best efforts to file such registration statement covering such shares with the Securities and Exchange Commission and responded to any comments from the Securities and Exchange Commission in a timely manner, Global will not be deemed to be in default under the Heng Fung Finance loan if the shares are not registered for resale by September 30, 1998, as amended. Accordingly, Global filed a registration statement with the SEC dated May 15, 1998, but the registration statement is not yet effective.

The loan commitment provided by Fronteer Capital has substantially the same terms and conditions as the loan commitment provided by Heng Fung. Global has the right to call the $1,650,000 from Fronteer after the total loan from Heng Fung Finance is drawn down, and if the loan provided by Fronteer is drawn down, Fronteer will earn warrants to purchase 6,000,000 shares of Global's common stock upon the same terms and conditions as the warrants to purchase 6,000,000 shares of Global's common stock earned by Heng Fung Finance. Further, Dr.
Michael I. Ruxin, the Chief Executive Officer of Global, has agreed to personally guarantee the repayment of $1,500,000 of the Fronteer Capital loan. The guarantee is limited to certain of Dr. Ruxin's assets. For issuing the commitment, Fronteer Capital has earned warrants to purchase 1,000,000 of the 6,000,000 shares of Global's common stock.

If Global defaults on the repayment of any amount borrowed by Global pursuant to the Heng Fung Finance commitment, all existing members of the Board of Directors of Global will have to resign and Heng Fung Finance will have the right to appoint all new members to the Board of Directors, Heng Fung will have the right to convert the outstanding amount of the loan into shares of Global's common stock at a conversion price of $0.05 per share and all employment contracts of the management and officers of Global will be invalid immediately and their employment will be subject to reconfirmation by Heng Fung Finance. If there is no default on the repayment to Heng Fung Finance, or if there is a default and

               FRONTEER FINANCIAL HOLDINGS, LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            JUNE 30, 1998, CONTINUED


Heng Fung Finance does not exercise its rights on default, Fronteer Capital will have the same rights on default on the repayment of any amounts borrowed pursuant to the Fronteer Capital commitment as Heng Fung Finance as are specified above. AFFC will receive a fee of 9% of the amount drawn down by Global under the commitments.

The Internal Revenue Service is conducting an examination of the Company's consolidated tax return for the fiscal year ended September 30, 1996. Management does not anticipate any significant adjustments as a result of the examination.

AFFC is a defendant in certain arbitration and litigation matters arising from its activities as a broker/dealer. In the opinion of management, these matters have been adequately provided for in the accompanying consolidated financial statements, and the ultimate resolution of the arbitration and litigation will not have a significant adverse effect on the consolidated results of operations or the consolidated financial position of the Company.

NOTE 8 - SUBSEQUENT EVENT

During the third quarter, a wholly-owned subsidiary of the Company, Fronteer Development Finance Inc. (FDFI) offered 30,000 ($30,000,000) units in a Private Placement Memorandum dated May 26, 1998. Each unit consists of (1) one $1,000 Convertible Debenture, due August 1, 2008, interest at 10% per annum; (2) 100 Class A common shares of FDFI and (3) Warrants exercisable at $3.00 per share for 500 Class A common shares of FDFI. On August 11, 1998, FDFI completed an initial closing and received net proceeds in the amount of $5,874,580, net of commission and issuance costs of $633,420. The initial closing included the acquisition by Fronteer of the Class B Common shares of FDFI for $1,000,000 at $3.00 per share which entitles the holder to 30 votes per share. The Class A Common shares entitle the holder to one vote per share.

On August 6, 1998, Heng Fung Holdings exercised its option and purchased $1,000,000 of the Convertible Debentures. The funds were used in accordance with the FDFI Private Placement Memorandum and were used to acquire all the Class B Common shares of FDFI.

In August 1998, the Company issued 220,382 shares of common stock of Fronteer to Heng Fung Holdings in payment of accrued interest on the Convertible Debentures.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS

Nine months ended June 30, 1998 compared to nine months ended June 30, 1997

Revenues for the nine months ended June 30, 1998 were $20,867,915, an increase of $2,273,615 or 12% over the $18,594,300 for the nine months ended June 30, 1997. In addition, investment banking increased 60% or $683,693. The increase is primarily a result of increased investment banking activity, increased commissions and an increase in computer hardware and software revenues.

Broker commissions increased $498,673 or 5% to $11,313,545 for the nine months ended June 30, 1998, while broker/dealer commission expense increased $832,411 to $8,103,752 or 11% over the prior period, due to the new offices opened in San Francisco and New York City.

Computer hardware and software revenues for the nine months ended June 30, 1998 were $6,556,362, or 16% over $5,630,246 for the prior period. Most of the increase is attributable to new short-term work performed by Secutron for software development and an increase in computer equipment sales.

The increase in general and administrative expenses for the nine months ended June 30, 1998 of $1,418,215 or 17% over the comparable prior period reflects increased expenses associated with new branch openings in West Palm Beach, Kansas City, San Francisco, Dallas, New York and Las Vegas, offset by streamlining processes and overcoming certain administrative inefficiencies.

Interest expense increased for the prior period, as a result of the Convertible Debentures issued to Heng Fung Finance in December 1997 and May 1998. Accordingly, interest income on investable funds also increased.

The minority interest in earnings (loss) represents the minority interest investment in Secutron.

The loss from discontinued operations represents the loss on sale and net loss from operating activity of the Company's directory and telemarketing business for which all of the primary operating assets were sold.

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

Three months ended June 30, 1998 compared to three months ended June 30, 1997

Revenues for the three months ended June 30, 1998 were $6,735,971 an increase of $933,958 or 16% over the $5,802,013 for the three months ended June 30, 1997. The increase is primarily a result of an increase in brokerage commissions. The increase results from the new branch offices in West Palm Beach, Kansas City, San Francisco and New York City.

Revenues from computer hardware and software decreased $166,528 or 10% for the three months ended June 30, 1998 compared to the prior period in 1997. This decrease reflects Secutron's time and efforts with current clients making sure proprietary software is Year 2000 compliant. The increase in computer costs of sales of $265,802 or 22% compared to the decrease in revenue for the quarter ended June 30, 1998 also reflects Secutron's emphasis on Year 2000 compliance for its proprietary software users.

The increase in broker /dealer commissions expense for the three months ended June 30, 1998 compared to the prior period in 1997 of $436,181 or 18% correlates to the increase in brokerage commissions revenues relating to the new branch office openings.

The increase in general and administrative expense for the quarter ended June 30, 1998 over the quarter ended June 30, 1997 of $742,237 or 27% reflects the increased expenses associated with the new branch openings.

Interest expense increased for the period as a result of the Convertible Debentures issued to Heng Fung Finance in December 1997 and May 1998. The Company also realized increases in interest income as a result of the investment of these funds.

The minority interest in (earnings) losses represents the minority interest investment in Secutron.

The loss from discontinued operations represents the loss on sale and net loss from operating activity of the Company's directory and telemarketing businesses of which all of the primary operating assets were sold.

The extraordinary item represents the recognition of the forgivable loan with MSI in accordance with the terms and conditions of the forgivable loan agreement as described above.

LIQUIDITY AND CAPITAL RESOURCES

The Company, as of June 30, 1998, had $1,003,922 in cash and cash equivalents and $4,124,652 in working capital. The issuance of the Convertible Debentures provided proceeds of $4,000,000 in December 1997 and $1,500,000 in May 1998. Proceeds from discontinued operations of $769,539, borrowing on debt of $260,113 and net of other financing activities of $42,720 were used to fund the continuing operations, to purchase property and equipment of $255,218, to repay borrowings of $345,422 and in other investing activities of $1,158,015. Other investing activities consist primarily of the acquisition of the New York City office and brokerage activities.

Most of the Company's assets are highly liquid, consisting mainly of assets that are readily convertible into cash. These assets are financed by the Company's equity capital and accounts payable. Changes in the amount of securities owned by the Company and receivables from brokers or dealers and clearing organizations directly affect the amount of the Company's financing requirements.

In February 1998, as discussed in Note 4 to the consolidated financial statements, Heng Fung Private gained control of the Company. In conjunction with this change in control, working capital was provided to the Company through the issuance of the $4,000,000 Convertible Debenture. Additionally on May 18, 1998, Heng Fung Finance exercised a portion of its option and purchased $1,500,000 of a possible $11,000,000 in the aggregate of 10% Convertible Debentures. On August 6, 1998, Heng Fung Holdings exercised its option and purchased $1,000,000 of the Convertible Debentures. The funds were used in accordance with the FDFI Private Placement Memorandum and were used to acquire all the Class B Common shares of FDFI.

Management believes that the Company's cash flows from operations and cash on hand are sufficient to fund its debt service, expected capital costs and other liquidity requirements for the foreseeable future.

The Company is working to resolve the potential impact of the year 2000 on the ability of the Company's computerized information systems to accurately process information that may be date sensitive. Any of the Company's programs that recognize a date using "00" as the year 1900 rather than the year 2000 could result in errors or system failures. The Company utilizes a number of computer programs across its entire operation. The Company has not completed its assessment, but currently believes that costs of addressing this issue will not have a material adverse impact on the Company's financial position. However, if the Company and third parties upon which it relies are unable to address this issue in a timely manner, it could result in a material financial risk to the Company. In order to assure that this does not occur, the Company plans to devote all resources required to resolve any significant year 2000 issues in a timely manner.

This Quarterly Report contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 including, without limitation, statements regarding the sufficiency of the Company's liquidity and sources of capital.

Any statements contained herein which are not historical facts of which contain the words expect, believe or anticipate, or words of similar import shall be deemed to be forward-looking statements. These forward-looking statements are subject to risks, uncertainties and other factors which would cause actual results to differ materially. Additional information regarding factors that could potentially affect the Company or its financial results may be included in the Company's filings with the Securities and Exchange Commission.

PART II - OTHER INFORMATION

Item 2.           Changes in Securities and Use of Proceeds

On May 18, 1998, Heng Fung Holdings exercised a portion of its option and purchased $1,500,000 of the possible $11,000,000 10% Convertible Debenture that Heng Fung Holdings had acquired an option to purchase from the Company. The $1,500,000 Convertible Debenture is convertible into an aggregate of 2,459,016 shares of the Company's Common Stock.

On April 25, 1998, the Board of Directors of the Company approved a resolution to compensate Heng Fung Finance for it's time, efforts, capital costs and expenses in setting up and operating a New York City office which was transferred to Fronteer to be operated as an AFFC institutional sales location upon final NASD approval. Compensation, as agreed to by the Board of Directors and determined based upon actual capital costs and expenses incurred, as well as certain estimates, was $350,000 payable in 350,000 shares of the Company's Common Stock, which were issued in May 1998.

During the quarter ended June 30, 1998, the Company issued 192,418 shares of the Company's Common Stock to Heng Fung Finance to pay Heng Fung Finance for the interest that had accrued as of March 31, 1998, on the Convertible Debenture.

The Company issued the aforementioned securities in reliance upon the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended. The entities acquiring the securities had available to them all material information concerning the Company. The certificates evidencing the securities issued bears an appropriate restrictive legend under the Securities Act of 1933, as amended, and stop transfer instructions have been placed with the company's stock transfer agent with respect to the shares of Common Stock issued. No underwriter was involved in the transactions.

Item 3.           Quantitative and Qualitative Disclosures About Market Risks

                  Not Applicable

Item 4.           Submission of Matters to a Vote of Security Holders

At the Company's Annual Meeting of Stockholders held on June 30, 1998, the following members were elected to the Board of Directors:

                                        For                 Withheld
                                        ---                 --------

Fai H. Chan                         11,688,584                37,500
Robert H. Trapp                     11,688,584                37,500
Kwok Jen Fong                       11,688,584                37,500
Jeffrey M. Busch, Esq.              11,688,584                37,500
Robert Jeffers, Jr.                 11,688,584                37,500
Robert L. Long                      11,688,584                37,500


The selection of KPMG Peat Marwick LLP as independent auditors of the Company for the fiscal year ending September 30, 1998 was ratified as follows:
11,705,085, for, and 20,999, abstained.

Item 5.  Other Information.

Effective June 29, 1998, the United States Securities and Exchange Commission adopted new rules relating to stockholder proposals which stockholders do not request be included in the Company's proxy statement to be used in connection with the Company's Annual Meeting of Stockholders. Under these new rules, proxies that confer discretionary authority will not be able to be voted on a stockholder proposal to be presented at the Annual Meeting of Stockholders if the stockholder provides the Company with advance written notice of the stockholder's proposal on a date in the current year that is at least 45 days prior to the date the prior year's proxy materials were mailed to the Company's stockholders. If a stockholder fails to so notify the Company, proxies that confer discretionary authority will be able to be voted when the proposal is presented at the Annual Meeting of Stockholders.

In accordance with the new rules, proxies which confer discretionary authority will be able to be voted on stockholder proposals that the stockholders do not request be included in the Company's proxy statement but plan to present at the Company's next Annual Meeting of Stockholders unless the Company receives notice of the proposals by no later than April 18, 1999.

On July 29, 1998, the Company was notified by the NASDAQ Stock Market Inc. that the Company's Common Stock had failed to maintain a closing bid price greater than or equal to $1.00. The Company has been provided with ninety calendar days in which to regain compliance with the minimum bid price requirement. The requirement is that for ten consecutive trading days during the 90 day period a closing bid price of $1.00 or greater for the Company's Common Stock must be maintained. In the event the Company fails to meet the requirement, the common stock will be subject to delisting.

On August 13, 1998, Robert L. Long resigned as a director of the Company, as a director and officer of the Company's subsidiaries and as a director of Global.

Item 6.           Exhibits and Reports on Form 8-K.

(a)      List of Exhibits:

         27.0     Financial Data Schedule

(b)      Reports on Form 8-K:

         During the quarter ended June 30, 1998 the Company filed the following Current Reports on Form 8-K:

         Curent Report on Form 8-K dated April 14, 1998 filed on May 5, 1998, as amended on May 6, 1998, reporting under Item 5 the loan commitments to Global Med Technologies, Inc.

         Current Report on Form 8-K dated May1, 1998 filed on June 11, 1998 reporting under Item 5 the signing of a letter of intent with Freeman Holding Company, Inc.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  August 10, 1998                      FRONTEER FINANCIAL HOLDINGS, LTD.
                                            a Colorado Corporation



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