Form 10-Q/A
period 1998-06-30
FRONTEER FINANCIAL HOLDINGS LTD
filed 1998-09-01
CIK 844780

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

                         PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.


               FRONTEER FINANCIAL HOLDINGS, LTD. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                    ASSETS                                    June 30, 1998                     September 30,
                                                                               (Unaudited)                          1997
                                                                              -------------                     -------------
CURRENT ASSETS:
Cash and cash equivalents ........................................          $  1,003,922                         2,080,722
Receivables from brokers or dealers and clearing
       organizations .............................................                 4,969                         2,045,134
Trade receivables ................................................             1,054,355                           786,971
Other receivables ................................................               366,510                           382,208
Securities owned, at market value ................................             5,369,208                           871,322
Other assets .....................................................               121,300                           824,056
Net current assets of discontinued operations ....................                  --                           1,268,286
                                                                            ------------                      ------------
     Total current assets ........................................             7,920,264                         8,258,699

PROPERTY, FURNITURE AND EQUIPMENT, net
    of accumulated depreciation ..................................             1,446,134                         1,167,883

DEFERRED INCOME TAXES ............................................               613,784                           613,784

OTHER LONG TERM ASSETS ...........................................             1,405,255                           247,241

NET LONG TERM ASSETS OF DISCONTINUED
    OPERATIONS ...................................................                  --                             715,475
                                                                            ------------                      ------------
     Total assets ................................................          $ 11,385,437                        11,003,082
                                                                            ============                      ============
(Continued)

See accompanying notes to consolidated financial statements.



               FRONTEER FINANCIAL HOLDINGS, LTD. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS, CONTINUED


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                                                                              June 30, 1998                     September 30,
                                                                               (Unaudited)                          1997
                                                                               ------------                     -------------
LIABILITIES:
Accounts payable, accrued expenses and other liabilities .........          $  2,817,175                         3,373,672
Current portion of long-term debt ................................               112,755                           863,164
Deferred revenue .................................................               191,500                              --
Other current liabilities ........................................               674,182                           426,555
                                                                            ------------                      ------------
     Total current liabilities ...................................             3,795,612                         4,663,391

LONG-TERM DEBT ...................................................                92,943                           927,843
CONVERTIBLE DEBENTURES, RELATED PARTY ............................             5,500,000                              --
DEFERRED RENT CONCESSIONS ........................................             1,654,766                         1,716,529
OTHER LIABILITIES ................................................                45,280                            88,000
                                                                            ------------                      ------------
     Total liabilities ...........................................            11,088,601                         7,395,763
                                                                            ------------                      ------------

MINORITY INTEREST IN SUBSIDIARY ..................................               176,448                           255,328
                                                                            ------------                      ------------
STOCKHOLDERS' EQUITY:
Preferred stock, undesignated, authorized 24,912,500
    shares, $0.10 par value, no shares outstanding ...............                  --                                --
Series A voting cumulative preferred stock, authorized
    87,500 shares, $0.10 par value, no shares outstanding ........                  --                                --
Common  stock; authorized 100,000,000 shares, $0.01
    par value; 16,920,475 and 16,871,557 shares
    issued and outstanding as of June 30, 1998 and
    September 30, 1997,  respectively ............................               169,205                           168,716
Additional paid-in capital .......................................            10,925,222                        10,966,989
Accumulated deficit ..............................................           (10,624,039)                       (7,433,714)
Unearned ESOP shares .............................................              (350,000)                         (350,000)
                                                                            ------------                      ------------
     Total stockholders' equity ..................................               120,388                         3,351,991
                                                                            ------------                      ------------
     Total liabilities and stockholders' equity ..................          $ 11,385,437                        11,003,082
                                                                            ============                      ============

See accompanying notes to consolidated financial statements.


               FRONTEER FINANCIAL HOLDINGS, LTD. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                                                                    Nine months ended June 30,          Three months ended June 30,
                                                                      1998              1997              1998               1997
                                                                      ----              ----              ----               ----
REVENUE:
   Brokerage commissions ...................................     $ 11,313,545        10,814,872         4,464,931         3,623,070
   Investment banking ......................................        1,814,287         1,130,594           256,313           130,895
   Trading profits, net ....................................          328,077           129,078           153,349            23,383
   Other broker/dealer .....................................          855,644           861,498           392,838           403,497
   Computer hardware and software operations ...............        6,556,362         5,630,246         1,468,540         1,635,068
   Other ...................................................             --              28,012              --             (13,900)
                                                                 ------------      ------------      ------------      ------------
                                                                   20,867,915        18,594,300         6,735,971         5,802,013
                                                                 ------------      ------------      ------------      ------------
COST OF SALES AND OPERATING EXPENSES:
   Broker/dealer commissions ...............................        8,103,752         7,271,341         2,887,263         2,451,082
   Computer cost of sales ..................................        5,862,072         4,323,744         1,478,326         1,212,524
   General and administrative ..............................        9,743,202         8,324,987         3,509,560         2,767,323
   Depreciation and amortization ...........................          326,968           396,346           148,210            86,028
                                                                 ------------      ------------      ------------      ------------
                                                                   24,035,994        20,316,418         8,023,359         6,516,957
                                                                 ------------      ------------      ------------      ------------
     Operating loss ........................................       (3,168,079)       (1,722,118)       (1,287,388)         (714,944)
                                                                 ------------      ------------      ------------      ------------

OTHER INCOME (EXPENSE):
   Interest income .........................................          376,493           112,936           235,772            23,976
   Interest expense ........................................         (470,077)          (34,720)         (350,344)           (6,059)
   Unrealized loss on investments ..........................       (1,027,603)             --          (1,136,638)             --
   Other ...................................................           (2,843)          (58,697)           29,331            (6,929)
                                                                 ------------      ------------      ------------      ------------
                                                                   (1,124,030)           19,519        (1,221,879)           10,988
                                                                 ------------      ------------      ------------      ------------
Loss before minority interest and income taxes .............       (4,292,109)       (1,702,599)       (2,509,267)         (703,956)
Minority interest in (earnings) loss .......................           78,880           (10,638)           91,426            (3,546)
                                                                 ------------      ------------      ------------      ------------
Loss from continuing operations before income taxes ........       (4,213,229)       (1,713,237)       (2,417,841)         (707,502)
Income tax (expense) benefit ...............................           21,651           (36,759)           54,522           (11,240)
                                                                 ------------      ------------      ------------      ------------
Loss from continuing operations ............................       (4,191,578)       (1,749,996)       (2,363,319)         (718,742)
Discontinued operations:
  Gain (loss) from discontinued operations, net ............         (180,842)           65,510              --             540,148
  Loss on sale of discontinued operations, net .............         (317,905)         (226,872)             --            (462,324)
                                                                 ------------      ------------      ------------      ------------
Net loss before extraordinary item .........................       (4,690,325)       (1,911,358)       (2,363,319)         (640,918)
Extraordinary item, net ....................................        1,500,000              --                --                --
                                                                 ------------      ------------      ------------      ------------
Net loss ...................................................     $ (3,190,325)       (1,911,358)       (2,363,319)         (640,918)
                                                                 ============      ============      ============      ============

Weighted average number of common shares
 outstanding ...............................................       16,805,848        16,723,340        16,717,813        16,871,557
                                                                 ============      ============      ============      ============
Basic and diluted loss per common share:
   Continuing operations ...................................     $       (.25)             (.10)             (.14)             (.04)
   Discontinued operations:
     Gain (loss) from discontinued operations ..............             (.01)              .00              (.00)              .03
     Loss on Sale of discontinued operations ...............             (.02)             (.01)             (.00)             (.03)
                                                                 ------------      ------------      ------------      ------------
                                                                         (.28)             (.11)             (.14)             (.04)
   Extraordinary item ......................................              .09              --                --                --
                                                                 ------------      ------------      ------------      ------------
Total ......................................................     $       (.19)             (.11)             (.14)             (.04)
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
CASH FLOWS FROM OPERATING ACTIVITIES:

Loss  from  continuing  operations ...............................................         $(4,191,578)                  (1,749,996)
Adjustments to reconcile  net loss from  continuing
  operations  to net cash used in continuing operations:
   Depreciation and amortization .................................................             326,968                      396,346
   Change in deferred taxes ......................................................                --                     (1,623,000)
   Minority interest in earnings .................................................             (78,880)                      10,638
   Unrealized loss on investments ................................................           1,027,603                         --
   Other .........................................................................             (61,763)                     (75,545)
   Changes in operating assets and liabilities:
      Decrease (increase) in receivables from brokers or dealers
           and clearing organizations ............................................           2,040,165                     (456,194)
      Decrease (increase) in trade receivables ...................................            (267,384)                     598,005
      Decrease (increase) in other receivables ...................................              15,698                     (103,755)
      Decrease (increase) in securities owned, net of securities
          sold but not yet purchased .............................................          (5,525,529)                     340,907
      Decrease (increase) in other assets ........................................             702,796                     (573,063)
      Decrease in accounts payable, accrued expenses,
        and other liabilities ....................................................            (556,497)                    (277,269)
      Increase (decrease) in deferred revenue ....................................             191,500                     (278,928)
      Increase (decrease) in other current liabilities ...........................             349,849                     (342,364)
                                                                                           -----------                  -----------
      Net cash used in continuing operations .....................................          (6,027,052)                  (4,134,218)
      Net cash provided by discontinued operations ...............................             769,539                    1,638,979
                                                                                           -----------                  -----------
      Net cash used in operating activities ......................................          (5,257,513)                  (2,495,239)
                                                                                           -----------                  -----------
CASH FLOWS FROM INVESTING ACTIVITIES:

   Purchase of property, furniture and equipment .................................            (255,218)                    (380,394)
   Proceeds from sale of assets, net .............................................                --                        702,222
   Principal collected on notes receivable .......................................                --                        217,256
   Proceeds from receivable from affiliate .......................................                --                      1,048,075
   Other investing activities ....................................................          (1,158,015)                     (15,326)
   Net cash provided by discontinued operations ..................................             221,975                         --
                                                                                           -----------                  -----------
   Net cash (used) provided by investing activities ..............................          (1,191,258)                   1,571,833
                                                                                           -----------                  -----------

CASH FLOWS FROM FINANCING ACTIVITIES:

   Borrowings on debt ............................................................             260,113                       82,085
   Principal payments on borrowings ..............................................            (345,422)                    (601,684)
   Net proceeds from issuance of Convertible Debentures ..........................           5,500,000                         --
   Net proceeds from issuance of common stock ....................................                --                        722,317
   Other financing activities ....................................................             (42,720)                        --
                                                                                           -----------                  -----------
   Net cash provided by financing activities .....................................           5,371,971                      202,718
                                                                                           -----------                  -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS ........................................          (1,076,800)                    (720,688)

CASH AND CASH EQUIVALENTS: BEGINNING OF PERIOD ...................................           2,080,722                    2,070,320
                                                                                           -----------                  -----------

   END OF PERIOD .................................................................         $ 1,003,922                    1,349,632
                                                                                           ===========                  ===========

(Continued)


               FRONTEER FINANCIAL HOLDINGS, LTD. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
                                   (Unaudited)


SUPPLEMENTAL DISCLOSURES RELATED TO STATEMENTS OF CASH FLOWS

                                                                                                  Nine months ended June 30,
                                                                                           -------------------------------------
                                                                                                1998                        1997


Cash payments for:
   Interest:
      Continued operations .......................................................         $    11,193                      156,704
      Discontinued operations ....................................................               9,350                         --
                                                                                           -----------                  -----------
                                                                                           $    20,543                      156,704
                                                                                           ===========                  ===========
   Income taxes:
      Continued operations .......................................................         $     7,047                      129,831
      Discontinued operations ....................................................                --                           --
                                                                                           -----------                  -----------
                                                                                           $     7,047                      129,831
                                                                                           ===========                  ===========

Other investing and financing activities:
   Forgivable loan recognized as extraordinary item, net .........................         $ 1,500,000                         --
                                                                                           ===========                  ===========

   Common stock received in disposition of net assets of
       discontinued operations ...................................................         $   493,500                         --
                                                                                           ===========                  ===========

   Common stock issued for assets ................................................         $   350,000                         --
                                                                                           ===========                  ===========

   Accrued interest paid on Convertible Debentures by issuance
      of common stock ............................................................         $   102,222                         --
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

NOTE 4 - STOCKHOLDERS' EQUITY

In December 1997, Heng Fung Capital [S] Private Limited (Heng Fung Private), a subsidiary of Heng Fung Holdings Company Limited (Heng Fung Holdings), a public company traded on the Hong Kong Stock Exchange, purchased 1,136,364 shares of the Company's outstanding Common Stock from two persons who were then officers and directors of the Company, and from two other employees of AFFC. In February 1998, Heng Fung Private also purchased an additional 3,556,777 shares of Fronteer's outstanding Common Stock from the former chairman of the Company. In conjunction with the transaction, Fronteer entered into an agreement (Convertible Debenture Agreement) with Heng Fung Finance Company Limited (Heng Fung Finance), a wholly owned subsidiary of Heng Fung Private, pursuant to which Fronteer agreed to sell Heng Fung Finance a ten year $4,000,000 10% Convertible Debenture that is convertible at $.53125 per share into 7,529,411 shares of Fronteer Common Stock (Convertible Debenture). The purchase of the $4,000,000 Convertible Debenture was completed on December 30, 1997. All of the outstanding stock of Fronteer Capital, Inc. is pledged as collateral for the Convertible Debenture.

Heng Fung Holdings also has the option to purchase one or more ten year 10% Convertible Debentures of such amounts as desired in multiples of $100,000 up to an aggregate of $11,000,000 that will be convertible at $.61 per share into an aggregate of 18,032,786 shares of Fronteer's Common Stock. The $4,000,000 10% Convertible Debenture and the option for up to $11,000,000 of 10% Convertible Debentures are hereinafter referred to collectively as the Convertible
Debentures. On May 18, 1998, Heng Fung Holdings exercised a portion of its option and purchased $1,500,000 of the possible $11,000,000. The $1,500,000 was used by Fronteer as working capital. Subsequent to June 30, 1998, Heng Fung Holdings exercised an additional $1,000,000 as described in Note 8.

On April 25, 1998, the Board of Directors approved a resolution to compensate Heng Fung Finance for its time, efforts, capital costs and expenses in setting up and operating a New York City office which was transferred to Fronteer to be operated as an AFFC institutional sales location upon final NASD approval, which was received in May, 1998. Compensation, as agreed to by the Board of Directors and determined based upon actual capital costs and expenses incurred, as well as certain estimates, was $350,000 payable in 350,000 shares of Common Stock of Fronteer. These shares were issued in May 1998.

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

If Global defaults on the repayment of any amount borrowed by Global pursuant to the Heng Fung Finance commitment, all existing members of the Board of Directors of Global will have to resign and Heng Fung Finance will have the right to appoint all new members to the Board of Directors, Heng Fung will have the right to convert the outstanding amount of the loan into shares of Global's common stock at a conversion price of $0.05 per share and all employment contracts of the management and officers of Global will be invalid immediately and their employment will be subject to reconfirmation by Heng Fung Finance. If there is no default on the repayment to Heng Fung Finance, or if there is a default and Heng Fung Finance does not exercise its rights on default, Fronteer Capital will have the same rights on default on the repayment of any amounts borrowed pursuant to the Fronteer Capital commitment as Heng Fung Finance as are specified above. AFFC will receive a fee of 9% of the amount drawn down by Global under the commitment.

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

In August 1998, the Company issued 220,382 shares of common stock of Fronteer to Heng Fung Holdings in payment of accrued interest at June 30, 1998 on the Convertible Debentures.

Item 2.   Management's  Discussion  and  Analysis  of  Financial  Condition  and
           Results of Operations.


RESULTS OF OPERATIONS

Nine months ended June 30, 1998 compared to nine months ended June 30, 1997

Revenues for the nine months ended June 30, 1998 were $20,867,915, an increase of $2,273,615 or 12% over the $18,594,300 for the nine months ended June 30, 1997. The increase is primarily a result of increased commissions, increased investment banking activity, and increased first quarter computer hardware and software revenues.

Broker commissions increased $498,673 or 5% to $11,313,545 for the nine months ended June 30, 1998. Broker/dealer commission expense increased $832,411 to $8,103,752 or 11% over the prior period. Both increases are due to the new offices opened in West Palm Beach, Kansas City, San Francisco, Dallas, and Las Vegas.

Investment banking revenues for the nine months ended June 30, 1998 of $11,313,545 represent an increase of $683,693 or 60% over the nine months ended June 30, 1997. This is primarily the result of increased investment banking activity during the second quarter.

Computer hardware and software revenues for the nine months ended June 30, 1998 were $6,556,362, or 16% over $5,630,246 for the prior period. Most of the increase is attributable to increased work performed by Secutron for software development during the first quarter. The increase in computer cost of sales expense correlates to the increase in revenues.

The increase in general and administrative expenses for the nine months ended June 30, 1998 of $1,418,215 or 17% over the comparable prior period reflects increased expenses associated with new branch openings in West Palm Beach, Kansas City, San Francisco, Dallas, New York and Las Vegas, offset by streamlining processes and overcoming certain administrative inefficiencies.

Interest expense increased for the prior period, as a result of the Convertible Debentures issued to Heng Fung Finance in December 1997 and May 1998. Accordingly, interest income on investable funds also increased. The unrealized loss on investment securities of $1,027,603 relates primarily to investments to Asian securities.

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

Three months ended June 30, 1998 compared to three months ended June 30, 1997

Revenues for the three months ended June 30, 1998 were $6,735,971 an increase of $933,958 or 16% over the $5,802,013 for the three months ended June 30, 1997. The increase is primarily a result of an increase in brokerage commissions. The increase results from the new branch offices in West Palm Beach, Kansas City, and San Francisco.

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

Interest expense increased for the period as a result of the Convertible Debentures issued to Heng Fung Finance in December 1997 and May 1998. The Company also realized increases in interest income as a result of the investment of these funds. The unrealized loss on investments of $1,027,603 is primarily related to investments in Asian securities.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company, as of June 30, 1998, had $1,003,922 in cash and cash equivalents and $4,124,652 in working capital. The issuance of the Convertible Debentures provided proceeds of $4,000,000 in December 1997 and $1,500,000 in May 1998. These proceeds plus those from discontinued operations of $991,514, and borrowings on debt of $260,113 were used to fund the continuing operations, to purchase property and equipment of $255,218, to repay borrowings of $345,422 and in other investing activities of $1,158,015.

Most of the Company's assets are highly liquid, consisting mainly of assets that are readily convertible into cash. These assets are financed by the Company's equity capital, Convertible Debentures and accounts payable. Changes in the amount of securities owned by the Company and receivables from brokers or dealers and clearing organizations directly affect the amount of the Company's financing requirements.

In February 1998, as discussed in Note 4 to the consolidated financial statements, Heng Fung Private gained control of the Company. In conjunction with this change in control, working capital was provided to the Company through the issuance of the $4,000,000 Convertible Debenture. Additionally on May 18, 1998, Heng Fung Finance exercised a portion of its option and purchased $1,500,000 of a possible $11,000,000 in the aggregate of 10% Convertible Debenture. On August 6, 1998, Heng Fung Holdings exercised its option and purchased $1,000,000 of the Convertible Debentures. The $1,000,000 in funds were used in accordance with the FDFI Private Placement Memorandum and were used to acquire all the Class B Common shares of FDFI.

Management believes that the Company's cash flows from operations, cash on hand and access to commitments under the Convertible Debenture Agreement are sufficient to fund its debt service, expected capital costs and other liquidity requirements for the foreseeable future. Without access to commitments under the Convertible Debenture Agreement the Company would have to seek alternative financing which may not be available.

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

On August 20, 1998, the Company received notification from The Nasdaq Stock Market Inc. that the Company no longer meets the requirements for continued listing on the Nasdaq SmallCap Market. This is due to failure to meet the criteria contained in Marketplace Rule 4310(c)(2) pertaining to net tangible assets, market capitalization or net income. The Company is required to provide its proposal for achieving compliance no later than September 3, 1998. In the event the Company's submission is not approved, the common stock may be subject to delisting.

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

On August 20, 1998, the Company received notification from The Nasdaq Stock Market Inc. that the Company no longer meets the requirements for continued listing on the Nasdaq SmallCap Market. This is due to failure to meet the criteria contained in Marketplace Rule 4310(c)(2) pertaining to net tangible assets, market capitalization or net income. The Company is required to provide its proposal for achieving compliance no later than September 3, 1998. In the event the Company's submission is not approved, the common stock may be subject to delisting.

Item 6.   Exhibits and Reports on Form 8-K.

(a)       List of Exhibits:

          27.0     Financial Data Schedule

(b)       Reports on Form 8-K:

          During the quarter ended June 30, 1998 the Company filed the following Current Reports on Form 8-K:

          Current Report on Form 8-K dated April 14, 1998 filed on May 5, 1998, as amended on May 6, 1998, reporting under Item 5 the loan commitments to Global Med Technologies, Inc.

          Current Report on Form 8-K dated May 1, 1998 filed on June 11, 1998 reporting under Item 5 the signing of a letter of intent with Freeman Holding Company, Inc.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  August 31, 1998                      FRONTEER FINANCIAL HOLDINGS, LTD.
                                            a Colorado Corporation



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