Form 10-K
period 1998-09-30
FRONTEER FINANCIAL HOLDINGS LTD
filed 1999-01-13
CIK 844780

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended September 30, 1998

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to                .
                               ---------------    ---------------
Commission file Number: 000-17637

                        Fronteer Financial Holdings, Ltd.
              ----------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)


            Colorado                                    45-0411501
   ------------------------------            ----------------------------------
  (State of other jurisdiction of           (I.R.S. Employer Identification No.)
   incorporation or organization)


                         1700 Lincoln Street, 32nd Floor
                                Denver, CO 80203
               --------------------------------------------------
                    (Address of Principal Executive Offices)

Registrant's telephone number, including area code:  (303) 860-1700

Securities registered pursuant to Section 12(g) of the Act:


     $0.01 Par Value common stock                 OTC Bulletin Board
     ----------------------------          ------------------------------------
           (Title of Class)               (Name of exchange on which registered)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and, (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of December 15, 1998, the aggregate market value of the Registrant's voting stock held by non-affiliates was $1,284,314.

As of December 15, 1998, Registrant had 17,140,857 shares of its $0.01 par value common stock issued and outstanding.

                                TABLE OF CONTENTS

                                     PART I

     Item                                                                   Page

     1.   Business                                                             3

     2.   Properties                                                          11

     3.   Legal Proceedings                                                   12

     4.   Submission of Matters to a Vote of Security Holders                 12

                                     PART II

     5.   Market for the Registrant's Common Stock and Related
               Stockholder Matters                                            12

     6.   Selected Financial Data                                             14

     7.   Management's Discussion and Analysis of Financial Condition
                and Results of Operations                                     16

     7A.  Quantitative and Qualitative Disclosures About Market Risk          22

     8.   Financial Statements and Supplementary Data                         23

     9.   Changes in and Disagreements with Accountants on Accounting
               and Financial Disclosure                                       23

                                    PART III

     10.  Directors and Executive Officers of the Registrant                  24

     11.  Executive Compensation                                              27

     12.  Security Ownership of Certain Beneficial Owners and Management      29

     13.  Certain Relationships and Related Transactions                      31

                                     PART IV

     14.  Exhibits, Financial Schedules, and Reports on Form 8-K              32

                                     PART I
ITEM 1.  BUSINESS

Business. Fronteer Financial Holdings, Ltd. (Fronteer or the Company) is a corporation, which was organized under the laws of the state of Colorado on September 14, 1988. The Company currently has the following wholly owned operating subsidiaries: American Fronteer Financial Corporation (AFFC), formerly known as RAF Financial Corporation, which operates as a fully disclosed securities broker/dealer; RAF Services, Inc. of Texas, RAF Services, Inc. of Louisiana and RAF Services, Inc. (collectively, RAF Services), which were established in order to participate in insurance brokerage activities in certain states; Fronteer Capital, Inc., which was formed to operate as a holding company of investment opportunities in "small cap" companies; Corporate Net Solutions, Inc., which was formed to invest in computer and Internet related opportunities; and Fronteer Corporate Services, Inc., a Colorado corporation, which was formed to provide corporate administrative services to Fronteer subsidiaries and other companies. The Company also has a majority owned subsidiary, Secutron Corp. (Secutron), which designs, develops, installs, markets and supports software systems for the securities brokerage industry. The Company owns approximately 73% of Secutron. Secutron has a wholly owned subsidiary, MidRange Solutions Corp., which is a seller of hardware and software products. AFFC and Secutron are Colorado corporations; Fronteer Capital, Inc. is a Delaware corporation; and RAF Services are Louisiana, Nevada and Texas corporations. During the year ended September 30, 1998, Fronteer Asset Management Corporate, Inc., a wholly owned subsidiary of Fronteer, was formed to provide asset management services and was incorporated in Delaware. Corporate Net Solutions, Inc. and Fronteer Asset Management Corporate, Inc. which were incorporated in Delaware May 13, 1998, and June 3, 1998, respectively, have not commenced operations.

Fronteer Development Finance Inc. (FDFI), a Delaware corporation, was incorporated March 27, 1998, to operate as a finance company to take advantage of high-yield and other lending opportunities. The Company controls approximately 96% of the voting power and approximately 46% of the outstanding common shares of FDFI. FDFI has a wholly owned subsidiary, Fronteer Income Growth, Inc. which was formed for the purpose of making investments. This subsidiary was incorporated under the International Business Companies Ordinances of the Territory of the British Virgin Islands.

Private Placements. On May 26, 1998, FDFI commenced a private placement of 30,000 units (Units) each consisting of (i) one $1,000 convertible debenture, due August 1, 2008, paying 10% per annum; (ii) 100 Class A common shares; and
(iii) warrants exercisable at $3.00 per share for 500 Class A common shares (FDFI Private Placement). The convertible debentures are convertible into Class A common shares at a conversion price of $5.00 per share. As of September 30, 1998, 7,308 Units were issued through the FDFI Private Placement for proceeds of $6,297,898, net of issuance costs of $1,010,102. Subsequent to September 30, 1998, 650 additional Units were sold for proceeds of $575,250, net of issuance costs of $74,750. The Offering Memorandum for the FDFI Private Placement included 3,000,000 shares of authorized Class B common stock, and required Fronteer to purchase Class B common stock in the amount of no less than 26.67% of the amount of Units purchased by outside investors. As of December 15, 1998, the Company has purchased 666,666 shares of the Class B common stock for $2,000,000, half of which was purchased as of September 30, 1998. There were no commissions or expenses associated with the Class B common issuance.

On October 16, 1998, the Company commenced a private placement of 1,500,000 shares of its Series B preferred stock at a price of $10.00 per share. The Series B preferred stock has a cumulative annual dividend rate of 8% in cash and 7% in shares of Series B preferred stock (1998 Private Offering). AFFC, acting as placing agent, in accordance with the 1998 Private Offering, will be issued between 150,000 and 200,000 warrants, depending on the proceeds of the 1998 Private Offering which allows the holder to purchase shares of the Company's Series B preferred stock at a purchase price of $12.00 per share for five years. AFFC also is to receive a commission of 10% and a non-accountable expense allowance of 3% of the total amount sold. The Series B preferred stock is redeemable by the Company on and after October 2003 at a price of $12.50 per share plus accrued and unpaid dividends. The cash portion of the dividend is guaranteed by Heng Fung Holdings Company Ltd. through October 2003.

Change in Control. In December 1997, Heng Fung Capital [S] Private Limited (Heng Fung Private), a subsidiary of Heng Fung Holdings Company Limited (Heng Fung Holdings), a public company traded on the Hong Kong Stock Exchange, purchased 1,136,364 shares of the Company's outstanding common stock from Robert A. Fitzner, Jr. and Robert L. Long, then officers and directors of the Company, and from two other employees of AFFC. In December 1997, Robert A. Fitzner, Jr. and Heng Fung Private agreed that, upon th regulatory approval of the National
Association of Securities Dealers, Inc. (NASD) of a change in the beneficial ownership of 25% or more of AFFC, Heng Fung Private would purchase an additional 3,556,777 shares of Fronteer's outstanding common stock from Mr. Fitzner. In conjunction with the transaction, Fronteer entered into an agreement (Convertible Debenture Agreement) with Heng Fung Finance Company Limited (Heng Fung Finance), a wholly owned subsidiary of Heng Fung Private, pursuant to which Fronteer agreed to sell Heng Fung Finance a ten year $4,000,000 10% Convertible Debenture. On December 26, 1997, the Board of Directors of Fronteer, at the request of Heng Fung Finance made pursuant to the terms of the Convertible Debenture Agreement, appointed Fai H. Chan and Robert H. Trapp, to the Board of Directors of Fronteer.

In December 1997, the Company sold Heng Fung Finance the ten year $4,000,000 10% Convertible Debenture that is convertible into shares of common stock of the Company at a price of $0.53125 per share until December 15, 2007, unless sooner paid, and an option to purchase a $11,000,000 10% Convertible Debenture that is convertible into shares of common stock of the Company at a price of $0.61 per share until ten years from the date of issue unless sooner paid. Subsequently, Heng Fung Finance partially exercised the option and purchased additional 10% Convertible Debentures totaling $2,500,000. On September 23, 1998, Heng Fung Finance and the Company agreed to amend the terms of the remaining $8,500,000 of the $11,000,000 10% Convertible Debenture by increasing the interest rate to 12%, changing the conversion price to the lower of $0.35 or the fair market value per share, and changing the default conversion price to $0.10 per share. On September 25, 1998, Heng Fung Finance partially exercised its option to purchase $8,500,000 of 12% Convertible Debentures by purchasing a $500,000 12% Convertible Debenture from the Company. As of September 30, 1998, Heng Fung Finance had purchased a total of $7,000,000 in convertible debentures. The interest on the convertible debentures was paid through June 30, 1998 with 412,800 shares of the Company's common stock. Subsequent to September 30, 1998, an additional 283,618 common shares of the Company were issued to pay accrued interest payable as of September 30, 1998.

On January 29, 1998, the NASD approved the change in the beneficial ownership of 25% or more of AFFC, and on February 18, 1998, Heng Fung Private purchased the additional 3,556,777 shares of Fronteer's outstanding common stock from Mr. Fitzner. Contemporaneously with that purchase, Mr. Fitzner, Mr. Long and Dennis
W. Olson resigned as directors of the Company and its subsidiaries. Also, Mr. Fitzner resigned as the Chairman of the Company and as the President and Chief Executive Officer of AFFC, Mr. Long resigned as the Secretary of the Company and Mr. Olson resigned as the President of the Company. At the same time, Mr. Chan and Mr. Trapp, the two remaining directors appointed at the request of Heng Fung

Finance, reduced the number of directors on the Company's Board of Directors to three and appointed Kwok Jen Fong, a practicing solicitor in Singapore, as a director of the Company to fill the remaining vacancy. The directors also appointed Mr. Chan as the Chairman of the Board and the President of the Company, Mr. Trapp as Managing Director of the Company and Gary L. Cook as the Secretary and Treasurer of the Company. Messrs. Chan, Trapp and Brian F. Zucker also became directors of AFFC. Mr. Trapp was appointed the President of AFFC, Mr. Zucker was appointed the Managing Director of AFFC and Mr. Cook was appointed the Treasurer of AFFC. Mr. Cook also remained as the Secretary of AFFC. On February 20, 1998, the Board of Directors of Fronteer appointed Jeffrey
M. Busch and Robert Jeffers, Jr., both practicing attorneys, as directors of Fronteer. In addition, because Heng Fung Finance purchased the additional 3,556,777 shares, it received the option to purchase an additional 10 year $11,000,000 10% Convertible Debenture, convertible at $0.61 per share of the Company's common stock, pursuant to the Convertible Debenture Agreement.

On April 25, 1998, the Board of Directors approved a resolution to give consideration to Heng Fung Finance for its time, efforts, capital costs and expenses in setting up and operating a New York City office which was transferred to Fronteer to be operated as an AFFC institutional sales location upon final NASD approval. Consideration, as agreed to by the Board of Directors and determined based upon actual capital costs and expenses incurred, as well as certain estimates, was $350,000 that was paid by th issuance of 350,000 shares of common stock of Fronteer.

Discontinued Operations. During the year ended September 30, 1997, the Company disposed of its net assets used in its directory and telemarketing related businesses, Fronteer Personnel Services, Inc. (FPS) and Fronteer Marketing Group, Inc. (FMG). Accordingly, the related activity in these businesses has been accounted for in the consolidated financial statements as discontinued operations. FPS and FMG are North Dakota corporations. Net assets not previously identified for sale pertaining to the discontinued operations were identified and sold as described below during the year ended September 30, 1998.

On March 20, 1998, the Company entered into an agreement with North Country Yellow Pages, Inc. (North Country) to sell the remaining net assets pertaining to the directory and telemarketing operations for the return of 493,500 shares of the Company's common stock held by the principals of North Country, Dennis W. Olson and Lance Olson, former employees of the Company. Dennis W. Olson is the former president and a former director of the Company. The purchase price was based on third party appraisals and management's estimates relating to specific assets and liabilities. The Board of Directors approved the sale on May 14, 1998. The loss on disposition related to the sale of the net assets to North Country is reflected in the Company's consolidated financial statements as discontinued operations. Loss on the sale of net assets was $249,861, net of income tax benefit of $159,748. These dispositions represent all the remaining directory and telemarketing business assets that were not previously identified as part of discontinued operations by the Company in 1997. As such, the Company has discontinued its activities in the directory business.

Clearing Activities. On July 23, 1996, the Company sold AFFC's securities brokerage clearing division (Clearing Operation) to MultiSource Services, Inc.
(MSI), a new broker/dealer, for a purchase price of $3,000,000, including a $1,500,000 contingency in the form of a forgivable loan, plus the net assets of the Clearing Operation. MSI was formed by OppenheimerFunds, Inc. (OFI) for the purpose of acquiring the Clearing Operation, and OFI was to retain 80% of the outstanding common stock of MSI. Fronteer received 20% of the outstanding common stock of MSI. As a result of this transaction, AFFC became a fully disclosed clearing correspondent of MSI. The loan of $1,500,000 was recorded as a loan payable to MSI and was forgivable based on MSI's revenues during the 28 months following the closing date.

During the year ended September 30, 1997, Fronteer and AFFC were notified by OFI that a decision had been reached by OFI that MSI and its business were not consistent with the long-term business plans of OFI. Subsequently, a new clearing firm was selected for the customer business of AFFC, and the customer business previously cleared by MSI was moved to the new clearing firm in October 1997. MSI reached its revenue targets for the first $750,000 of the loan, and as a result of this and MSI's decision to no longer be in the clearing business, the entire $1,500,000 loan was forgiven and was recognized as an extraordinary item during the year ended September 30, 1998.

Subsequent to September 30, 1998, the Company and AFFC entered into an agreement with MSI and OFI to which MSI would withdraw as a registered broker/dealer with the SEC, resign as a member of the NASD and pay the Company a total of $430,000. As a result of the agreement and closing which occurred on December 16, 1998, OFI would own 100% of the outstanding common stock of MSI. Both the Company and AFFC, and OFI and MSI released each other from any claims as part of the agreement.

                             Description of Business

AMERICAN FRONTEER FINANCIAL CORPORATION

General. AFFC was incorporated in 1974 to engage in the retail stock brokerage business in the Rocky Mountain Area of the United States. AFFC is registered as a broker/dealer with the Securities and Exchange Commission (SEC), is a member of the National Association of Securities Dealers, Inc. (NASD) and the Boston Stock Exchange, is an associate member of the American Stock Exchange, and is registered as a securities broker/dealer in all 50 states. AFFC is a member of the Securities Investor Protection Corporation (SIPC) and other regulatory and trade organizations. AFFC and certain of its subsidiaries are also licensed to sell insurance products in certain states. AFFC's business consists of providing retail securities brokerage and investment services, trading fixed income and equity securities, providing investment banking services to corporate and municipal clients, managing and participating in underwriting corporate and municipal securities, and selling a range of professionally managed mutual funds and insurance products.

AFFC conducts its business in four operating divisions as described below. AFFC's principal executive office is located at One Norwest Center, 1700 Lincoln Street, 32nd Floor, Denver, Colorado 80203. AFFC has branch offices located in Colorado Springs, Colorado; Denver, Colorado; Atlanta, Georgia; Albany, New York; Reston, Virginia; Chicago, Illinois; Metairie, Louisiana; Las Vegas, Nevada; Dallas, Texas; West Palm Beach, Florida; New York, New York and San Francisco, California.

Retail Securities Brokerage Division. AFFC conducts its retail brokerage business through its Retail Securities Brokerage Division. As of December 15, 1998, AFFC had 148 account executives and approximately 21,500 customer accounts. AFFC generates commission revenue when it acts as a broker on an agency basis, or as a dealer on a principal basis, to effect securities transactions for individual and institutional investors. AFFC executes both listed and over the counter agency transactions for customers, executes transactions and puts and calls on options exchanges as agent for its customers, and sells a number of professionally managed mutual funds and insurance products, primarily variable annuities. AFFC's revenues from its sales of insurance products were approximately $126,000 for the year ended September 30, 1998.

Corporate Finance Division. The Corporate Finance Division provides financial advisory and capital raising services to corporate clients. Financial advisory services involve advising clients in mergers and acquisitions and in various types of corporate valuations. AFFC acts as a dealer, underwriter and selling group member in public and private offerings of equity securities. During the year ended September 30, 1998, AFFC earned revenues of approximately $710,000 from its investment banking activities.

Trading Division. Trading securities involves the purchase and sale of securities by AFFC for its own account. Profits and losses are derived from the spread between bid and ask prices and market increases or decreases for the individual security during the holding period. AFFC makes markets in corporate equities and trades in municipal and corporate bonds and various government securities. As of December 15, 1998, AFFC made markets in 39 stocks.

Public Finance Division. The Public Finance Division of AFFC provides professional financial advisory services to public entities, participates in underwriting and selling both negotiated and competitive bid municipal bond offerings, and structures and participates in municipal bond refinancings. During the year ended September 30, 1998, AFFC's participation in offerings of municipal securities was approximately $692,000 as manager of 13 municipal underwritings and private placements.

Financial Information. For the year ended September 30, 1998, AFFC's revenues of $18,886,391 accounted for 69% of the Company's total operating revenues from continuing operations of $27,387,304. AFFC's revenues for the years ended September 30, 1997 and 1996 were $18,118,271 and $14,830,681, respectively. For the years ended September 30, 1998, 1997 and 1996, AFFC incurred operating losses of $3,910,741, $2,160,897 and $2,647,327, respectively.

AFFC Regulatory Net Capital. AFFC, as a registered securities broker/dealer, is subject to the Securities and Exchange Commission's Uniform Net Capital Rule (Rule 15c3-1) (the Rule). AFFC has elected to operate pursuant to the alternative standard provided by the Rule. Under the alternative standard, AFFC is required to maintain "net capital" of not less than $250,000. As of September 30, 1998, AFFC had "net capital" of $408,204.

Business Combination. On September 28, 1998, the Company signed a letter of intent with Auerbach Financial Group, Inc. (Auerbach) in which it is proposed that Auerbach, Pollak & Richardson, Inc. (APR), a securities broker/dealer subsidiary of Auerbach, and AFFC be combined into one securities broker/dealer. On October 28, 1998 the Company entered into a letter of commitment with Auerbach in which the Company and Auerbach have outlined the terms that will result in the Company's owning an interest in Auerbach, in Auerbach's acquiring a portion of the business assets of AFFC, and in AFFC and APR forming a strategic alliance. The Company and Auerbach are still discussing the portion of AFFC that will be acquired by Auerbach and the final terms thereof. It is currently contemplated that Auerbach would issue the Company a convertible promissory note and a percentage of the outstanding common stock of Auerbach in exchange for the portion of AFFC acquired by Auerbach from the Company. It is also contemplated that the Company would have the ability to eventually own a majority of Auerbach. The final terms of the transaction have not been agreed upon and any such transaction would be subject to the execution and consummation of a final agreement and obtaining required regulatory approvals.

APR is a full service investment bank headquartered in Stamford, Connecticut, with branch and satellite offices in Princeton, New Jersey; Hampton, New Hampshire; New York City; and Paris, France. APR has approximately 25 registered representatives actively engaged in selling securities; approximately 12 corporate finance and research employees; and 5 equity and fixed-income traders. In addition to APR, Auerbach, which was established in 1908, has wholly owned subsidiaries consisting of Auerbach International, LDC, a Cayman Island Exempted Company which provides clients with the opportunity to invest in small companies, and Auerbach Investment Management, LLC, an asset management company.

FRONTER DEVELOPMENT FINANCE INC.

General. FDFI was incorporated on March 27, 1998, to operate as a finance company to take advantage of high-yield and other lending opportunities.
Fronteer Income Growth, Inc. (FIG), a wholly owned subsidiary of FDFI, was incorporated September 24, 1998, under the International Business Companies Ordinances of the Territory of the British Virgin Islands.

Operations. At this time, FDFI intends to provide debt financing for private and public companies in the small cap to mid cap range. Such debt financing may, without limitation, take the form of senior debt, mezzanine debt, subordinated debt, convertible debt and bridge loans, with or without collateral, in various types of lending transactions, including, without limitation, leveraged buyouts, management buyouts and recapitalizations. FDFI also expects to make loans to holders of "restricted securitie of public companies in the United States, with such restricted securities serving as collateral for those loans.

Financial Information. On May 26, 1998, FDFI commenced a private placement of 30,000 units (Units) each consisting of (i) one $1,000 convertible debenture, due August 1, 2008, paying 10% per annum; (ii) 100 Class A common shares; and
(iii) warrants exercisable at $3.00 per share for 500 Class A common shares (FDFI Private Placement). The convertible debentures are convertible into Class A common shares at a conversion price of $5.00 per share. As of September 30, 1998, 7,308 units were issued through th FDFI Private Placement for proceeds of $6,297,898, net of issuance costs of $1,010,102.

Per the terms of the FDFI Private Placement, the portion of the cost per Unit allocable to the convertible debentures is 83.4%. Therefore, the convertible debentures were recorded at 83.4% of $7,308,000 or $6,094,872. Original issue discount amortization of $6,576 has been recognized through September 30, 1998.

The convertible debentures are scheduled to mature on August 1, 2008, and generally are not callable by FDFI subsequent to maturity. Interest is at 10% per annum, payable each January 31 and July 31. These debentures are convertible into shares of Class A common stock of FDFI at a conversion price of $5.00 per share. Accrued interest expense at September 30, 1998, was $77,454.

Subsequent to September 30, 1998, 650 additional Units were sold for proceeds of $575,250, net of issuance costs of $74,750.

The Offering Memorandum for the FDFI Private Placement included 3,000,000 shares of authorized Class B common stock, and required Fronteer to purchase Class B common stock in the amount of no less than 26.67% of the amount of Units purchased by outside investors. As of December 15, 1998, the Company has purchased 666,666 shares of the Class B common stock for $2,000,000, half of which was purchased as of September 30, 1998. There were no commissions or expenses associated with the Class B common issuance. The operating loss for FDFI for the year ended September 30, 1998, was $46,255 on revenues of $37,923.

SECUTRON CORP.

General. Secutron was incorporated under Colorado law on May 11, 1979. During September 1998, the Company purchased an additional 9% of the outstanding common shares of Secutron resulting in an ownership by the Company of approximately 69% of the outstanding common shares of Secutron. Subsequent to year end, the Company purchased an additional 4% of the outstanding common shares of Secutron. An officer of Secutron owns 10% and former employees of Secutron own most of the remaining outstanding common stock. Secutron's business consists of designing, developing, installing, marketing, and supporting software systems for the securities brokerage industry. Secutron markets hardware and software to securities brokerage firms. Secutron is also an Internet Service Provider providing Internet services ranging from access to the Internet to development and maintenance of Web sites. Secutron's wholly owned subsidiary, MidRange Solutions Corp. (MidRange), is a Colorado corporation formed on January 1, 1993 MidRange is an IBM business partner selling IBM hardware and hardware manufactured by competitors of IBM, and acts as a distributor for software products which are proprietary to third parties. MidRange sells hardware and software to businesses in several different industries, including manufacturers, distributors and health care providers.

Products and Services. Secutron offers the following software products to the securities brokerage industry. The STARS software system is offered to broker/dealers who clear their own transactions, and is a totally integrated software system, which performs all of the functions, required by self-clearing broker/dealers. The BCATS software system is offered to broker/dealers who clear their securities transactions on a fully disclosed basis through a clearing broker/dealer, and is also a fully integrate software system which performs all of the accounting functions required by a fully disclosed broker/dealer. The BCATS-MF software system is designed for use by broker/dealers engaging in transactions in mutual funds. All such software systems are designed to run on IBM computers. Both Secutron and MidRange provide consulting, programming and facilities management services to their respective clients to support the software and hardware sold by them. As a result of internal testing results, the Company has determined the STARS and BCATS applications are Year 2000 compliant. The Company is in the process of converting existing customers to ensure their compliance.

Financial Information. Secutron's revenues for the years ended September 30, 1998, 1997 and 1996 were $8,866,606, $7,436,143 and, $6,975,591, respectively.
Operating (loss) profits for the years ended September 30, 1998, 1997 and 1996 were $(281,785), $129,215 and $281,775, respectively.

DIRECTORY BUSINESS

General. The primary operating assets of the directory business were sold during the year ended September 30, 1997, and have been accounted for as discontinued operations in the consolidated financial statements. On March 20, 1998, the Company entered into an agreement with North Country Yellow Pages, Inc. (North Country) to sell remaining net assets not previously identified as used in the directory and telemarketing operations for the return of 493,500 shares of the Company's common stock held by the principals of North Country, Dennis W. Olson and Lance Olson, former employees of the Company. Dennis W. Olson is the former president and director of the Company.

The Board of Directors approved the sale on May 14, 1998. The loss on disposition related to the sale of the net assets to North Country is reported in the consolidated financial statements as a discontinued operation. Loss on the sale of net assets was $249,861, net of an income tax benefit of $159,748.

Financial Information. Revenues for the directory business for the years ended September 30, 1997 and 1996 were $4,894,707 and $7,170,648, respectively.
Operating profits (losses) for the periods ended September 30, 1998, 1997 and 1996 were $(236,502), $132,594 and $(486,976), respectively.

FRONTEER MARKETING GROUP, INC.

General. All of the primary operating assets of FMG were sold during the year ended September 30, 1997, and have been accounted for as discontinued operations in the consolidated financial statements.

Financial Information. Revenues for FMG for the years ended September 30, 1997 and 1996 were $364,652 and $317,349, respectively. Operating losses for the years ended September 30, 1997 and 1996, were $1,216,282 and $635,573, respectively. During the year ended September 30, 1998, the Company incurred miscellaneous expenses relating to this business disposition of $24,493.

                        Employees and Employee Relations

Employees. As of December 15, 1998, the Company and its subsidiaries had 222 full time employees, 193 of whom are employed by AFFC; 5 of whom are employed by Fronteer Corporate Services; and 24 of whom are employed by Secutron and MidRange. AFFC's headquarters and a branch office are located in Denver, Colorado; 120 of AFFC's employees are employed in branch offices of AFFC located in Colorado Springs, Colorado; Atlanta, Georgia; Albany, New York; Reston,

Virginia; Chicago, Illinois; Metairie, Louisiana Las Vegas, Nevada; Dallas, Texas; West Palm Beach, Florida; New York, New York; and San Francisco, California. The Company considers its relations with its employees to be good.

                                   Competition

AMERICAN FRONTEER FINANCIAL CORPORATION

The securities industry has become considerably more concentrated and more competitive in recent periods as numerous securities firms have either ceased operations or have been acquired by or merged with other firms. In addition, companies not engaged primarily in the securities business, but having substantial financial resources, have acquired securities firms. The securities industry is now dominated by relatively few very large securities firms offering a wide variety of investment related services nationally and internationally. Numerous commercial banks have petitioned and received approval from the Board of Governors of the Federal Reserve System to enter into a variety of new securities activities.

Various legislative proposals, if enacted, would permit commercial banks to engage in other types of securities related activities. These developments or other developments of a similar nature may lead to the creation of integrated financial service firms that offer a broader range of financial services than those offered by AFFC. These developments have created large, well capitalized, integrated financial service firms with which AFFC must compete. The securities industry has also experienced substantial commission discounting by broker/dealers competing for institutional and individual brokerage business. An increasing number of specialized firms offer "discount" services to individual customers. Many of these services are offered over the Internet for little or no transaction fees. These firms generally effect transactions for their customers on an "execution only" basis without offering other services such as investment recommendations and research.

Such  discounting  and an  increase  in the  number  of new and  existing  firms
offering  such  discounts  could  adversely  affect  AFFC's  retail   securities
business.

FRONTEER DEVELOPMENT FINANCE INC.

FDFI is engaged in a highly competitive business. FDFI competes for lending opportunities with many companies, including numerous financial institutions, which have been in existence for longer periods of time. Many of FDFI's competitors are significantly larger than FDFI, have established operating histories and procedures, have access to significantly greater capital and other resources, have management personnel with more experience than the management of FDFI and have other advantages over FDFI in conducting certain businesses and providing certain services.

SECUTRON CORP.

Secutron competes with numerous software distribution firms, some of which are larger than Secutron and have greater financial resources. Secutron also competes with firms that specialize in industry specific software and those that offer a variety of software products to businesses in various industries. MidRange competes with hardware manufacturers and other licensed distributors of IBM hardware and distributors of hardware manufactured by competitors of IBM. Many of MidRange's competitors are larger than MidRange and have greater financial resources.

                                   Regulation

AMERICAN FRONTEER FINANCIAL CORPORATION

The securities industry in the United States is subject to extensive regulation under federal and state laws. The SEC is a federal agency charged with administration of the federal securities laws. Much of the regulation of broker/dealers has been delegated to self regulatory organizations, principally the NASD and the exchanges. These self regulatory organizations adopt rules (which are subject to approval by the SEC) for governing the industry and conduct periodic examinations of member broker/dealers. Securities firms are also subject to regulation by state securities commissions in the states in which they do business. Broker/dealers are subject to regulations that cover all aspects of the securities business, including sales methods, trading practices among broker/dealers, capital structure of securities firms, record keeping, and the conduct of directors, officers, and employees. Additional legislation, changes in rules promulgated by the SEC and by self regulatory organizations, or changes in the interpretation or enforcement of existing laws and rules often directly affect the method of operation and profitability of broker/dealers. The SEC, the self regulatory authorities, and the state securities commissions may conduct proceedings which can result in censure, fine, suspension, or expulsion of a broker/dealer, its officers, or employees.

AFFC is required by federal law to belong to the SIPC. When the SIPC fund falls below a certain minimum amount, members are required to pay annual assessments. The SIPC fund provides protection for securities held in customer accounts up to $500,000 per customer, with a limitation of $100,000 on claims for cash balances.

AFFC is subject to the SEC's Uniform Net Capital Rule (the Rule) which is designed to measure the financial integrity and liquidity of a broker/dealer and the minimum net capital deemed necessary to meet its commitments to its customers. AFFC is in compliance with the Rule. Failure to maintain the required net capital may subject AFFC to suspension by the SEC or other regulatory bodies and may ultimately require its liquidation. The Company is not itself a registered broker/dealer and is not subject to the Rule. However, under the Rule, the Company could be affected by the requirement that a broker/dealer such as AFFC may be prohibited under certain circumstances and may be temporarily restricted under other circumstances by the SEC from the withdrawal of equity capital by a stockholder such as the Company.

AFFC is also subject to regulation under federal and state laws surrounding the insurance industry for the insurance products, primarily variable annuities, which its insurance licensed registered representatives sell.

ITEM 2.  PROPERTIES

Offices for the Company, its wholly owned subsidiaries and FDFI are located at One Norwest Center, 1700 Lincoln Street, 32nd Floor, Denver, Colorado, 80203, which consist of approximately 47,071 square feet of subleased space. The sublease expires on April 30, 2007. The Company currently pays monthly rent of $63,800 for the space. AFFC also leases space for its branch offices pursuant to leases that have various rental rates and expire at various dates.

The offices of Secutron and MidRange are located at 3773 Cherry Creek North Drive, Suite 825, Denver, Colorado 80209, which consists of approximately 6,300 square feet of leased space. The lease expires on July 31, 2003. Secutron currently pays monthly rent of $6,785 for the space.

ITEM 3.  LEGAL PROCEEDINGS

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

Anthony R. Kay, former officer, director and shareholder of Secutron; individually, and in conjunction with his consulting company, ARK Consulting Services Inc., filed claims on July 30, 1998, in the District Court for the City and County of Denver, Colorado against the Company, Secutron and MidRange and against certain current and former officers, directors, shareholders and affiliates of the Company. The claims assert that these entities and individuals breached their fiduciary duties, breached contracts, approved an illegal distribution and participated in a fraudulent conveyance. In total, there are twelve asserted claims for relief, which seek actual, exemplary damages, costs and attorneys' fees, an injunction and other similar relief. The vast majority of claims for relief are based upon a transaction which was not completed. The Company and its counsel anticipate the filing of a motion for summary judgment regarding those claims on the basis that the transaction assumed to have taken place in the complaint did not, in fact, take place. However, the remaining claims are based upon a written contract entitled Settlement Agreement between Secutron, the claimant and his consulting company. The settlement agreement provides for Secutron to pay $10,000 per month through January 2011 to the consulting company for which $1,500,000 on the breach of contract have been claimed. Little discovery has been conducted at this time. Management is of the opinion that the ultimate outcome will not adversely affect the consolidated financial position or consolidated results of operations of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of the Company's security holders during the Company's fiscal quarter ended September 30, 1998.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
STOCKHOLDER MATTERS

(a) Market Information. The Company's common stock was traded on the Nasdaq SmallCap Market under the symbol FDIR from March 27, 1989 to October 21, 1998, when it moved to trading on the OTC Bulletin Board. The following table shows the range of high and low bid quotations for the common stock, for each quarterly period since October 1, 1996. These quotations represent prices between dealers and do not include retail markups, markdowns, or commissions and may not necessarily represent actual transactions.

                                  COMMON STOCK


    Fiscal Quarter Ended:                           High             Low
    --------------------                            ----             ----

    September 30, 1998                            $ 0.813            0.313
    June 30, 1998                                   1.031            0.688
    March 31, 1998                                  1.281            0.656
    December 31, 1997                               0.750            0.406
    September 30, 1997                              0.625            0.438
    June 30, 1997                                   1.000            0.531
    March 31, 1997                                  0.875            0.594
    December 31, 1996                               0.813            0.531

The NASD, which administers the Nasdaq SmallCap Market, has established criteria for securities, including the Company's common stock, to be included on the Nasdaq SmallCap Market. Effective February 23, 1998, in order for the Company's common stock to continue to be included on the Nasdaq SmallCap Market, the Company had to maintain $2 million in net tangible assets, a market capitalization of $35 million or net income of $500,000 in the most recently completed fiscal year or in two of the last three most recently completed fiscal years. In addition, continued inclusion required that the Company have a public float of at least 500,000 shares with a market value of at least $1 million, that there be at least two market-makers in the Company's common stock and that the common stock have a minimum bid price of $1 per share. The maintenance requirements also required the Company to have at least two independent directors and an audit committee, a majority of which are independent directors. The Company's failure to meet the maintenance requirements resulted in the discontinuance of the inclusion of the Company's common stock on the Nasdaq SmallCap Market effective at the close of trading October 21, 1998.

Trading in the Company's common stock has continued to be conducted in the non-Nasdaq over-the-counter market in what are commonly referred to as the electronic bulletin board and the "pink sheets." As a result, an investor may find it more difficult to dispose of or to obtain accurate quotations as to the market value of the Company's common stock. In addition, the Company is subject to a rule promulgated by the SEC which provides that if the Company failed to meet criteria set forth in such rule, s various sales practice requirements are imposed on broker/dealers who sell the Company's common stock to persons other than established customers and accredited investors. For these types of transactions, the broker/dealer has to make a special suitability determination for the purchaser and have received the purchaser's written consent to the transactions prior to sale. Consequently, the rule may have an adverse effect on the ability of broker/dealers to sell the Company's common stock, which may affect the ability of purchasers to sell the Company's common stock in the market.

(b) Holders. As of December 15, 1998, the Company had approximately 700 holders of record of its common stock.

(c) Dividends. The Company has not declared cash dividends on its common stock since its inception and the Company does not anticipate paying any dividends in the foreseeable future. The Company is currently precluded from paying dividends on its common stock by the Convertible Debenture Agreement.

(d) Recent Sales of Unregistered Securities. In December 1997, the Company sold Heng Fung Finance a ten year $4,000,000 10% Convertible Debenture that is convertible into shares of common stock of the Company at a price of $0.53125 per share until December 15, 2007, unless sooner paid, and an option to purchase a $11,000,000 10% Convertible Debenture that is convertible into shares of common stock of the Company at a price of $0.61 per share until ten years from the date of issue unless sooner paid. Subsequently, Heng Fung Finance partially exercised the option and purchased additional 10% Convertible Debentures totaling $2,500,000. On September 23, 1998, Heng Fung Finance and the Company agreed to amend the terms of the remaining $8,500,000 of the $11,000,000 10% Convertible Debenture by increasing the interest rate to 12%, changing the conversion price to the lower of $0.35 or the fair market value per share, and changing the default conversion price to $0.10 per share. On September 25, 1998, Heng Fung Finance partially exercised its option to purchase $8,500,000 of 12% Convertible Debentures by purchasing a $500,000 12% Convertible Debenture from the Company. As of September 30, 1998, Heng Fung Finance had purchased a total of $7,000,000 in convertible debentures. The interest on the convertible debentures was paid through June 30, 1998, with 412,800 shares of the Company's common stock. Subsequent to September 30, 1998, an additional 283,618 common shares of the Company were issued to pay accrued interest payable as of September 30, 1998.

The sales of the convertible debentures and issuance of shares for interest were made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended (1933 Act). The purchaser had access to full information concerning the Company and represented that it purchased the shares and the convertible debentures for the purchaser's own account and not for the purpose of distribution. The shares and the convertible debentures contain a restrictive legend advising that the securities represented by the shares and the convertible debentures may not be offered for sale, sold or otherwise transferred without having first been registered under the 1933 Act or pursuant to an exemption from registration under the 1933 Act. No underwriters were involved in the transaction.

On April 25, 1998, the Board of Directors approved a resolution to give consideration to Heng Fung Finance for its time, efforts, capital costs and expenses in setting up and operating a New York City office which was transferred to Fronteer to be operated as an AFFC institutional sales location upon final NASD approval. Consideration, as agreed to by the Board of Directors and determined based upon actual capital costs and expenses incurred, as well as certain estimates, was $350,000 which was paid by issuing 350,000 shares of common stock of Fronteer. The issuance of the common stock was made in reliance upon the exemption from registration provided by Section 4(2) of the 1933 Act. The purchaser had access to full information concerning the Company and represented that it purchased the common stock for the purchaser's own account and not for the purpose of distribution. The common stock contains a restrictive legend advising that the securities represented by the common stock may not be offered for sale, sold or otherwise transferred without having first been registered under the 1933 Act or pursuant to an exemption from registration under the 1933 Act. No underwriters were involved in the transaction.

In October of 1998, the Company issued 250,000 shares of its common stock to an affiliate of Heng Fung Holdings in exchange for Heng Fung Holdings' guaranty of the payment by the Company of the 8% cash dividend on the shares of Series B preferred stock offered in the 1998 Private Offering. The sale of the common stock was made in reliance upon the exemption from registration provided by
Section 4(2) of the 1933 Act. The purchaser had access to full information concerning the Company and represented that it purchased the common stock for the purchaser's own account and not for the purpose of distribution. The common stock contains a restrictive legend advising that the securities represented by the common stock may not be offered for sale, sold or otherwise transferred without having first been registered under the 1933 Act or pursuant to an exemption from registration under the 1933 Act. No underwriters were involved in the transaction.

ITEM 6. SELECTED FINANCIAL DATA

On February 25, 1997, McLeod USA Publishing Company (McLeod) purchased the primary operating assets of the directory business for approximately $2,800,000 including the application of a $500,000 non-recourse loan from McLeod in accordance with the Option Agreement. On the same date, another third party purchased another directory from the Company for approximately $202,000 in cash. On September 15, 1997, a third party purchased all of the primary operating assets of FMG for approximately $421,000.

On March 20, 1998, the Company sold remaining net assets which were not previously identified by the Company as part of discontinued operations for the return of 493,500 shares of the Company's common stock. As a result of these sales, the directory business and FMG have been accounted for as discontinued operations in the consolidated financial statements.

On July 23, 1996, the Company sold AFFC's Clearing Operation to MSI for $3,000,000, including a $1,500,000 contingency in the form of a forgivable loan, plus the net assets of the Clearing Operation. The loan was forgiven and recognized as an extraordinary item during the year ended September 30, 1998.

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


The following is selected consolidated financial information (in thousands, except per share data) for the Company as of September 30, 1998, 1997 and 1996 and for the years then ended and as of and for the nine months ended September 30, 1995, and for RAFCO as of and for the year ended December 31, 1994. This information should be read in conjunction with Item 1 and the consolidated financial statements appearing in Item 8 of this Annual Report.


                                                                                                           Nine months
                                                                                                              ended      Year ended
                                                                         Year ended September 30,         September 30, December 31,
                                                                  -----------------------------------     ------------- ------------
                                                                  1998           1997            1996          1995           1994
                                                                  ----           ----            ----          ----           ----
Revenue .................................................     $  27,387         25,100          21,369        13,153         16,259

Loss from continuing operations .........................        (6,979)        (1,990)          (990)          (806)          (353)

Loss on sale of  discontinued operations, net of
income tax benefit of $160 and $410 for 1998
 and 1997, respectively .................................          (250)          (667)          --             --             --

Loss from discontinued  operations, net of
 income tax  benefit of $102 and  $412 for 1998
 and 1997, respectively .................................          (159)          (799)        (1,369)        (1,086)          --

Net loss applicable to common shareholders ..............        (6,473)        (3,456)        (2,418)        (1,925)          (353)

Basic loss per common share:
   Continuing operations ................................      $   (.42)          (.12)          (.07)          (.09)            **
   Discontinued operations:
       Loss on sale of discontinued operations ..........          (.02)          (.04)          --             --             --
       Loss from discontinued operations ................          (.01)          (.05)          (.10)          (.11)          --
   Extraordinary item ...................................           .06          --              --             --             --
                                                               --------       --------       --------       --------       --------

       Total ............................................      $   (.39)          (.21)          (.17)          (.20)            **
                                                               ========       ========       ========       ========       ========

Working capital .........................................      $ 10,076          3,595          4,991          4,130          2,443

Total assets ............................................        15,371         11,003         14,524         17,282         22,326

Total long-term liabilities .............................        14,864          2,732          3,492          3,269          3,164

Total stockholders' equity (deficit) ....................        (3,043)         3,352          6,086          5,442          1,188

**Due to the limited number of shares outstanding during 1994, presentation of earnings per share is not meaningful.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              Results of Operations

Year ended September 30, 1998 compared to year ended September 30, 1997

Revenues for the year ended September 30, 1998 were $27,387,304 compared to revenues for the year ended September 30, 1997 of $25,100,414. This represents an increase of $2,286,890 or 9%.

The increase is primarily due to the increase in brokerage commissions of $983,810 or 7%, an increase of $1,472,136 or 21% in computer hardware and software sales offset by a decrease in investment banking activity of $776,505.

The increase in brokerage commissions is primarily the result of the additional offices opened during the previous fiscal year being open for the entire year ended September 30, 1998. The increase in computer hardware and software revenues is primarily due to additional contracts for software development and increased hardware sales. Certain of the software development contracts were for the purposes of ensuring customers are Year 2000 compliant.

Broker/dealer commissions expense for the year ended September 30, 1998 were $10,521,902, an increase of $253,138 or 2% over expenses of $10,268,764 for the year ended September 30, 1997. This increase correlates to the increase in broker commissions. The 2% increase in commission expense versus the 7% increase in commission revenue partly reflects adjustments made to branch manager overrides and broker payouts.

Computer cost of sales for the year ended September 30, 1998 were $7,979,162 compared to $5,767,136 for the prior year. This increase of $2,212,026 or 38% relates to increased sales and costs associated with assuring that proprietary software is Year 2000 compliant.

General and administrative expenses were $13,359,245 for the year ended September 30, 1998 or $2,106,498 greater than for the year ended September 30, 1997. This increase of 19% over the year ended September 30, 1997 of $11,252,747 is primarily attributable to the prior year branch openings being in operation for the entire year ended September 30, 1998, and the new branches opened during the current year. During the year, the Kansas City, San Francisco and New York City branches were opened. The increase in general and administrative expenses is partially offset by a decrease in legal fee expense and arbitration settlements of $974,872 in 1998.

A portion of the proceeds of the $4,000,000 Convertible Debenture purchased by Heng Fung Private in December 1997 was used to purchase approximately 116,430,000 shares of the common stock of Heng Fung Holdings in open market transactions on the Hong Kong Stock Exchange at an average price of approximately $0.02 per share. For the year ended September 30, 1998, the Company had recognized an unrealized loss of $1,573,793 on the investment in Heng Fung Holdings.

Depreciation and amortization expense for the year ended September 30, 1998 of $389,234 represents an increase of $50,289 or 15% over the amount for the prior year of $338,945. The increase is primarily due to the addition of the new branch offices.

Interest income increased $150,502 or 100% from $150,203 for the year ended September 30, 1997 to $300,705 for the year ended September 30, 1998. This is due to increased cash balances resulting from the convertible debenture issues during the current year. Interest expense to a related party relates to the convertible debentures payable to Heng Fung related entities.

The loss from discontinued operations and loss on sale of discontinued operations represents activity for the remaining assets of the directory and telemarketing business and the final sale of the assets of these businesses which were not previously identified by the Company as part of discontinued operations.

The minority interest in (earnings) loss of $129,363 for the year ended September 30, 1998 represents the minority shareholders' interest in Secutron's loss for the year.

Year ended September 30, 1997 compared to year ended September 30, 1996

Revenues for the year ended September 30, 1997 were $25,100,414 compared to revenues for the year ended September 30, 1996 of $21,369,021. This represents an increase of $3,731,393 or 18%. The increase is primarily due to the increase in brokerage commissions and investment banking activity, which increased, to $16,783,271 from $13,101,204, an increase of $3,682,067 or 28%. Brokerage commission increases are due to new branch office openings. During the fiscal year three new branches in Dallas, Texas; Las Vegas, Nevada; and West Palm Beach, Florida were opened. In addition, two branches that were opened during the year ended September 30, 1996 in Chicago, Illinois and Metairie, Louisiana were open for the full year.

Computer hardware and software revenues were $6,982,143 for the year ended September 30, 1997 compared to $6,538,540 for the prior year. This represents an increase of $443,603 or 7%. The increase primarily is due to the increased efforts from management of Secutron to generate new business, including efforts in providing Internet services as an Internet Service Provider.

Broker/dealer commissions expense for the year ended September 30, 1997 were $10,268,764 compared to $8,171,445 for the prior year. The increase represents $2,097,319 or 26%, which correlates to the increase in brokerage commissions and investment banking revenues.

Computer  cost of sales for the year ended  September  30, 1997 were  $5,767,136 compared to $5,381,097 for the year ended September 30, 1996. This is an increase of $386,039 or 7%, which correlates to the increase in computer hardware and software revenues.

General and administrative expenses were $11,252,747 for the year ended September 30, 1997 compared to $9,997,828 for the prior year. The increase, $1,254,919 or 13%, is primarily due to the increased expenses in opening and operating new AFFC branch offices.

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

The loss from discontinued operations represents the operating results for the year for the directory business, FMG and Fronteer Personnel Services, Inc.

                         Liquidity and Capital Resources

The Company, as of September 30, 1998, had $9,112,652 in cash and cash equivalents and $10,076,326 in working capital. Its current ratio is 4.1:1. The FDFI Private Placement provided net proceeds of $6,297,898 which constitutes the majority of cash and cash equivalents and working capital in the balance sheet at September 30, 1998. The funds are on deposit or invested in accordance with the terms of the FDFI Private Placement. Proceeds from the issuance of convertible debentures to a related party of $7,000,000 were used primarily to fund operating activities of $5,132,037 and investing activities of $809,463.

As of September 30, 1998, the Company had a commitment to provide an affiliated company $1,650,000 in the form of a line of credit. Subsequently, $1,200,000 has been drawn and the commitment of the $450,000 is expected to be drawn during the second quarter of the year ending September 30, 1999. The entire line of credit amount of $1,650,000 is due and payable to the Company in April 1999.

The Company has $500,000 due and payable to Heng Fung Finance in September 1999 under the terms of the Convertible Debenture Agreement.

On October 16, 1998, the Company commenced a private placement of 1,500,000 shares of its Series B preferred stock at a price of $10.00 per share for proceeds before issuance costs of $15,000,000. The net proceeds of the issuance are intended to be used to fund working capital and acquire other securities broker/dealers, some of which may be in connection with the proposed business combination with Auerbach.

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

AFFC is subject to the SEC's net capital rules. AFFC has historically operated well in excess of the minimum requirements. At September 30, 1998, AFFC's net capital exceeded the SEC's minimum requirement by $158,204.

Management believes that the Company's cash flows from operations, the commitments from Heng Fung, proceeds to be received from the 1998 Private Offering and cash on hand are sufficient to fund its debt service, expected capital costs and other liquidity requirements for the foreseeable future.

                                    Inflation

The effect of inflation on the Company's operations is not material and is not anticipated to have any material effect in the future.

                 Recently Issued Financial Accounting Standards

In June 1997, the Financial Accounting Standards Board (FASB) issued Statement No. 131, Disclosures about Segments of an Enterprise and Related Information, which is effective for periods beginning after December 15, 1997. This statement established standards for the method that public entities use to report selected information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to stockholders. It also establishes standards for related disclosures about products and services, geographical areas and major customers. The Company does not believe that the adoption of the statement will have a significant effect on the disclosures in its consolidated financial statements and will adopt it when required.

In June 1998, the FASB issued Statement No. 133, Accounting for Derivative Instruments and Hedging Accounting. This statement is effective for all fiscal quarters beginning after June 15, 1999. The Company does not currently participate in these activities and consequently does not believe adoption will have an effect on the consolidated financial statements.

                                    Year 2000

The Year 2000 issue refers to the fact that many computer systems were originally programmed using two digits rather than four digits to identify the applicable year. When the year 2000 occurs, these systems could interpret the year as 1900 rather than 2000. Unless hardware, system software and applications are corrected to be Year 2000 compliant, computers and the devices they control could generate miscalculations and create operational problems. Various systems could be affected ranging from complex information technology (IT) computer systems to non-IT devices such as an individual machine's programmable logic controller.

To address this issue, the Company developed a corporate plan including the formation of a team consisting of internal resources and, as deemed necessary, third-party experts. The phases of the plan include: conducting inventory of the affected technology and assessing the impact of the Year 2000 issue; developing solution plans; modification or replacement; testing and certification; and developing contingency plans. All components of software and hardware of the Company are presently in various phases. The Company expects to have critical IT systems tested and installed, and expects to be Year 2000 compliant by mid-calendar year 1999.

The Company relies on third-party suppliers for many services and the Company will be adversely impacted if these suppliers do not make the necessary changes to their own systems and products successfully and in a timely manner. The Company is working with the Securities Industry Association to ascertain the state of Year 2000 readiness and/or compliance of the Company's suppliers. The Company has implemented a plan to communicate with its customers and suppliers on this issue in an effort to minimize any potential Year 2000 compliance impact; however, it is not possible to guarantee their compliance.

The total cost of the program is estimated to be less than $50,000, of which less than approximately $20,000 has been spent through September 30, 1998.

Management of the Company believes it has an effective program in place to resolve the Year 2000 issues. Nevertheless, since it is not possible to anticipate all possible future outcomes, especially when third parties are involved, there could be circumstances in which the Company would be unable to take customer orders, or collect payments. In addition, disruptions in the economy generally resulting from Year 2000 issues could materially adversely affect the Company. The Company could be subject to litigation for computer systems product failure, for example, equipment shutdown or failure to properly date transaction records. The amount of potential liability and lost revenue cannot be reasonably estimated at this time.

The Company has an informal contingency plan for its applications. The Company is working continually with the third-party suppliers of software and related services in resolving Year 2000 issues. The Company's formal contingency plans are currently being developed in conjunction with these suppliers. Testing will be performed and completed by mid-calendar year 1999. The Company will continue to monitor the progress of the suppliers in the resolution of Year 2000 issues and continue to evaluate the necessity of an independent contingency plan.

                                   Commitments

On April 14, 1998, Fronteer Capital and Heng Fung Finance committed to provide to Global Med Technologies, Inc. (Global) lines of credit for up to $1,650,000 and $1,500,000, respectively, for a total combined loan commitment of $3,150,000 over the following twelve months. The loans bear interest calculated at a rate of 12% per annum and mature 366 days after April 14, 1998.

Pursuant to the loan commitment provided by Heng Fung Finance, Global has agreed that Global's board of directors will not exceed nine and Heng Fung Finance has the option to cancel all Global then existing management and employee contracts. Heng Fung Finance has appointed five members to the board of directors of Global. For issuing the commitment, Heng Fung Finance earned warrants to purchase 6,000,000 shares of Global's common stock. The warrants are exercisable at $0.25 per share for up to 10 years and Global agreed to register by July 14, 1998, the underlying shares for resale under the 1933 Act.

As long as Global has used its best efforts to file such registration statement covering such shares with the SEC and responded to any comments from the SEC in a timely manner, Global will not be deemed to be in default under the loans as the shares were not registered for resale by July 14, 1998.

The loan commitment provided by Fronteer Capital has substantially the same terms and conditions as the loan commitment provided by Heng Fung Finance except that, if Heng Fung Finance had not appointed directors to Global's board of directors, Fronteer Capital had the right to appoint a maximum of three members to the board of directors of Global. Global has the right to draw the $1,650,000 from Fronteer Capital after the total loan from Heng Fung Finance is drawn, and if the loan provided by Fronteer Capital is drawn, Fronteer Capital will earn warrants to purchase 6,000,000 shares of Global's common stock upon the same terms and conditions as the warrants to purchase 6,000,000 shares of Global's common stock earned by Heng Fung Finance. Dr. Michael I. Ruxin, the Chief Executive Officer of Global, has agreed to personally guarantee the repayment of $1,650,000 of the Fronteer Capital line of credit. The guarantee is limited to certain of Dr. Ruxin's assets. For issuing the commitment, Fronteer Capital has earned warrants to purchase 1,000,000 of the 6,000,000 shares of Global's common stock.

If Global defaults on the repayment of any amount borrowed by Global pursuant to the Heng Fung Finance commitment, all existing members of the board of directors of Global will have to resign and Heng Fung Finance will have the right to appoint all new members to the board of directors; Heng Fung Finance will also have the right to convert the outstanding amount of the loan into shares of Global's common stock at a conversion price of $0.05 per share, all employment contracts of the management and officer of Global will be invalid immediately, and their employment will be subject to reconfirmation by Heng Fung Finance. If there is no default on the repayment to Heng Fung Finance, or if there is a default and Heng Fung Finance does not exercise its rights on default, Fronteer Capital will have the same rights on default on the repayment of any amounts borrowed pursuant to the Fronteer Capital commitment as Heng Fung Finance as are specified above.

On September 11, 1998, Fronteer Capital entered into an agreement with FDFI, whereby Fronteer Capital agreed to assign to FDFI its rights to and obligations in the loan commitment to Global. Subsequent to September 30, 1998, Global drew $1,200,000, and as a result, FDFI earned the additional 5,000,000 warrants to purchase 5,000,000 shares of Global's common stock at $0.25 per share.

In December 1997, the Company sold Heng Fung Finance the ten year $4,000,000 10% Convertible Debenture that is convertible into shares of common stock of the Company at a price of $0.53125 per share until December 15, 2007, unless sooner paid, and an option to purchase a $11,000,000 10% Convertible Debenture that is convertible into shares of common stock of the Company at a price of $0.61 per share until ten years from the date of issue unless sooner paid. Subsequently, Heng Fung Finance partially exercised the option and purchased additional 10% Convertible Debentures totaling $2,500,000. On September 23, 1998, Heng Fung Finance and the Company agreed to amend the terms of the remaining $8,500,000 of the $11,000,000 10% Convertible Debenture by increasing the interest rate to 12%, changing the conversion price to the lower of $0.35 or the fair market value per share, and changing the default conversion price to $0.10 per share. On September 25, 1998, Heng Fung Finance partially exercised its option to purchase $8,500,000 of 12% Convertible Debentures by purchasing a $500,000 12% Convertible Debenture from the Company. As of September 30, 1998, Heng Fung Finance had purchased a total of $7,000,000 in convertible debentures. The interest on the convertible debentures has been paid with 412,800 shares of the Company's common stock. Subsequent to September 30, 1998, an additional 283,618 common shares of the Company were issued to pay accrued interest payable as of September 30, 1998.

On October 7, 1998, FDFI, Heng Fung Finance, and Global entered into an agreement whereby FDFI purchased, Heng Fung Finance sold and Global consented to the sale of $1,000,000 principal amount of loans made by Heng Fung Finance to Global along with a warrant to purchase an aggregate of 4,000,000 shares of Global's common stock. FDFI paid Heng Fung Finance $1,100,000 for the loans and warrants. The loans and warrants purchased by FDFI were a portion of loans and warrants given pursuant to a joint loan commitment made by Heng Fung Finance and Fronteer Capital (subsequently transferred to FDFI) for the benefit of Global.

The consolidated tax return of the Company for the year ended September 30, 1996 is currently being examined by the Internal Revenue Service. The Company has not received any correspondence from the examiner regarding the status of the examination or any possible adjustments.

                                     General

The foregoing discussion contains certain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. These statements include the plans and objectives of management for future operations, including plans and objectives relating to expansion and the general development of the business of the Company. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could be inaccurate and, therefore there can be no assurance that the forward-looking statements included in this Annual Report on Form 10-K will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk generally represents the risk of loss that may result from the potential change in the value of a financial instrument as a result of fluctuations in interest and currency exchange rates, equity and commodity prices, changes in the implied volatility of interest rate, foreign exchange rate, equity and commodity prices and also changes in the credit ratings of either the issuer of the financial instrument or its related country of origin. Market risk is inherent to many non-derivative financia instruments, and accordingly, the scope of the Company's market risk management procedures includes all market risk sensitive financial instruments. The Company's exposure to market risk is directly related to its role as a financial intermediary in customer-related transactions and to its proprietary trading activities.

The Company is an active market-maker and conducts block trading activities in the listed and over-the-counter equity markets. In connection with these activities, the Company may be required to maintain significant inventories in order to ensure availability and to facilitate customer order flow.

The Company faces two types of market risk: foreign exchange rate risk and equity price risk.

Foreign Exchange Rate Risk. Foreign exchange rate risk arises from the possibility that changes in foreign exchange rates will impact the value of financial instruments. When the Company buys or sells a financial instrument denominated in a currency other than US dollars, exposure exists from a net open currency position. The Company is then exposed to a risk that the exchange rate may move against it. At September 30, 1998, the currency creating foreign currency risk for the Company was the Hong Kong dollar.

Equity Price Risk. The Company is exposed to equity price risk as a consequence of making markets in equity securities. Equity price risk results from changes in the level or volatility of equity prices, which affect the value of equity securities or instruments that derive their value from a particular stock, a basket of stocks or a stock index. The Company attempts to reduce the risk of loss inherent in its inventory of equity securities by entering into transactions designed to mitigate the Company' market risk profile.

The Company utilizes a wide variety of market risk management methods, including: limits for each trading activity; marking all positions to market on a daily basis; daily profit and loss statements; position reports; aged inventory position reports; and independent verification of inventory pricing. Additionally, management of each trading department reports positions, profits and losses, and trading strategies to management on a weekly basis. The Company believes that these procedures, which stress timely communication between trading department management and senior management, are the most important elements of the risk management process.

Efforts to further strengthen the Company's management of market risk are continuous, and the enhancement of risk management systems is a priority of the Company. This includes the development of quantitative methods, profit and loss and variance reports, and the review and approval of pricing models.

The table below provides a comparison of the carrying amount to the fair value of the securities owned by the Company that are classified as trading securities.

                               September 30, 1998


                                                Carrying Amount       Fair Value
                                                ---------------       ----------
Foreign Exchange Rate Risk:
   Equity securities denominated in
      Hong Kong dollars ..................         $1,066,972         $1,066,972

Equity Price Risk:
   Equity securities* ....................          1,688,085          1,688,085

*Includes equity securities denominated in Hong Kong dollars.

In  accordance  with  generally  accepted  accounting   principles,   securities
classified as trading securities are marked-to-market and the resulting unrealized gain or loss is reflected in the statement of operations. For the year ended September 30, 1998, the Company recognized unrealized losses of $1,730,917 on the equity securities denominated in Hong Kong dollars.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements that constitute Item 8 are attached at the end of this Annual Report on Form 10-K. An Index to these Consolidated Financial Statements is also included in Item 14 (a) of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in accountants or disagreements of the type required to be reported under this item between the Company and its independent accountants.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a) Identification of Directors. The present term of office of each director normally would expire at the next annual meeting of shareholders and when his successor has been elected and qualified. The name, position with the Company, age of each director and the period during which each director has served are as follows:

         Name and Position in the Company            Age      Director Since
         --------------------------------            ---      --------------

         Fai H. Chan                                  54           1997
         Chairman, President  and Director

         Robert H. Trapp                              43           1997
         Managing Director,
         President of American Fronteer
         Financial Corporation

         Jeffrey M. Busch                             41           1998
         Director

         Robert Jeffers, Jr.                          50           1998
         Director

         Kwok Jen Fong                                48           1998
         Director

In accordance with the Convertible Debenture Agreement, and as requested by Heng Fung Finance, the number of directors on the Company's Board of Directors was increased from three to five and Fai H. Chan and Robert H. Trapp were appointed to the Board of Directors of the Company. In addition, after regulatory approval of a change in the beneficial ownership of 25% or more of AFFC and the Heng Fung Private purchase of 3,556,777 shares of the outstanding common stock of the Company from Robert A. Fitzner, Jr., three directors of the Company that were not appointed at the request of Heng Fung Finance resigned and the two remaining directors appointed at the request of Heng Fung Finance filled the vacancies created by such resignations. The directors appointed were Jeffrey M. Busch, Robert Jeffers, Jr. and Kwok Jen Fong. All of the directors appointed by Heng Fung Finance were subsequently elected by the shareholders at the Company's Annual Meeting on June 30, 1998. The present term of each director will expire at the next Annual Meeting of shareholders and when his successor has been elected and qualified.

(b) Identification of Executive Officers. Each executive officer holds office until his successor is duly appointed and qualified, until his death or resignation or until he shall be removed in the manner provided by the Company's bylaws. The Company's current executive officers, their ages, positions with the Company and periods during which they served are as follows:

  Name of Executive Officer and Position in Company      Age      Officer Since
  -------------------------------------------------      ---      -------------
  Fai H. Chan                                             54        February
  Chairman of the Board and President of the Company                1998

  Robert H. Trapp                                         43        February
  Managing Director and President of AFFC                           1998

  Gary L. Cook                                            40        February
  Chief Financial Officer, Secretary and Treasurer                  1998

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

(c) Identification of Certain Significant Employees. Not applicable.

(d) Family Relationships. Not applicable.

(e) Business Experience.

     Background. The following is a brief account of the business experience during the past five years of each director and executive officer of the
     Company:

     Name of Director
     or Officer                 Principal Occupation During the Last Five Years
     ----------------           -----------------------------------------------

     Fai H. Chan                Director of the Company since December 26, 1997;
                                Chairman and President  since February 1998. Mr.
                                Chan is the Chairman  and  Managing  Director of
                                Heng Fung Holdings  Company Limited and has been
                                a Director of Heng Fung Holdings Company Limited
                                since  September  2, 1992.  Mr. Chan was elected
                                Managing  Director of Heng Fung Holdings Company
                                Limited on May 1, 1995 and  Chairman  on June 3,
                                1995.  Heng  Fung  Holdings  Company   Limited's
                                primary business activities include rea merchant
                                banking,  the manufacturing of building material
                                machinery,  pharmaceutical  products  and retail
                                fashion.  Mr. Chan has been the  President and a
                                Director   of   Powersoft   Technologies,   Inc.
                                (formerly  Heng  Fai  China  Industries,  Inc.),
                                which owns various industrial  companies,  since
                                June 1994 and Chief  Executive  Officer  thereof
                                since  June  1995;  a  Director  of   Intra-Asia
                                Equities,  Inc.,  a  merchant  banking  company,
                                since June 1993;  Executive Director of Hua Jian
                                In  December  1994  until   December  1996;  and
                                Chairman of the Board of  Directors  of American
                                Pacific   Bank   since   March  1988  and  Chief
                                Executive Officer thereof between April 1991 and
                                April 1993. Mr. Chan is also a director of Global Med Technologies, Inc.

     Robert H. Trapp            Director of the Company since December 26, 1997,
                                and the  Managing  Director  and  member  of the
                                audit  committee of the Company  since  February
                                1998,  and the  President  of American  Fronteer
                                Financial  Corporation.  Mr.  Trapp  has  been a
                                director of Heng Fung Holdings  Company  Limited
                                since  May  1995;   a  Director  of   Inter-Asia
                                Equities,  Inc.,  a  merchant  banking  company,
                                since  February 1995 and the  Secretary  thereof
                                since  April  1994;   Director,   Secretary  and
                                Treasurer  of Pow Fai China  Industries,  Inc.),
                                which owns various industrial companies; and the
                                Canadian  operational manager of Pacific Concord
                                Holding   (Canada)  Ltd.  of  Hong  Kong,  which
                                operates in the consumer products industry, from July 1991 until November 1997. Mr. Trapp is also a director of Global Med Technologies, Inc.

     Jeffrey M. Busch           Director of the Company since February 1998. Mr.
                                Busch  is  a  member  of  the  Company's   audit
                                committee and has been a practicing attorney for at least the last five years. Mr. Busch is also a director of Global Med Technologies, Inc.


     Robert Jeffers, Jr.        Director of the Company since February 1998. Mr.
                                Jeffers is a member of the Company's audit committee and has been a practicing attorney for at least the last five years.

     Kwok Jen Fong              Director of the Company since February 1998. Mr.
                                Fong has been a director  of Heng Fung  Holdings
                                Company Limited since 1995. Mr. Fong has been a practicing solicitor in Singapore for at least the last five years. Mr. Fong is also a director of Global Med Technologies, Inc.

     Gary L. Cook               Secretary  and  Treasurer  of the Company  since
                                February  1998, and Chief  Financial  Officer of
                                the Company since  September  1998. From 1994 to
                                1996,  Mr.  Cook  was  a  principal  of a  small
                                venture in which he had majority ownership,  and
                                from 1982 to 1994, was a Senior Manager for KPMG
                                LLP where he managed all  auditing  services for
                                several  clients in various  financial and other
                                industries,   and  developed   and   implemented
                                accounting,    financial   reporting   and   SEC
                                reporting systems for growth companies. Mr. Cook is a director of Global Med Technologies, Inc.

          Directorships. No director of the Company is a director of any other entity that has its securities registered pursuant to Section 12 of the 1934 Act, or subject to the requirements of Section 15(d) of the 1934 Act except Messrs. Chan, Trapp, Busch, Fong and Cook who are directors of Global Med Technologies, Inc.

(f) Involvement in Certain Legal Proceedings. No event required to be reported hereunder has occurred during the past five years.

(g) Promoters and Control Persons. Disclosure under this paragraph is not applicable to the Company.

             Section 16(a) Beneficial Ownership Reporting Compliance

To the Company's knowledge, during the Company's year ended September 30, 1998, there were no directors or officers or more than 10% shareholder of the Company that failed to timely file a Form 3, Form 4 or Form 5, other than Fai H. Chan who failed to timely file a Form 3 and Form 4, and Jeffrey Busch who failed to timely file a Form 3, Robert Jeffers, Jr. who failed to timely file a Form 3, and Robert H. Trapp who timely failed to file a Form 3, and Heng Fung Holdings Company Limited, Heng Fung Finance Company Limited, and Heng Fung Capital Private Limited who failed to timely file a Form 4.

ITEM 11.     EXECUTIVE COMPENSATION

                           Summary Compensation Table

The following table provides certain information pertaining to the compensation paid by the Company and its subsidiaries during the Company's last three fiscal years for services rendered by Fai H. Chan, the Chairman of the Board and the President of the Company, and Gary L. Cook, the Chief Financial Officer, Secretary and Treasurer of the Company. Also included is the former Chairman of the Board, Robert A. Fitzner, Jr.

                                                Annual Compensation
                                                                                                                  Long-Term
                                                                                                              Compensation Awards
                                                                                           Other             ----------------------
                                    Period                                                 Annual            Securities   All Other
Name and                             Ended                                                 Compen-           Underlying   Compen-
Principal Position                September 30,    Salary($)              Bonus($)         sation ($)        Options (#)  sation ($)
------------------                ------------     ---------              --------         ----------        -----------  ----------

Fai H. Chan ......................      1998        ---                     --                 --            --            --
   Chairman of the                      1997        ---                     --                 --            --            --
   Board of Directors                   1996        ---                     --                 --            --            --
   and President of the
   Company

Gary L. Cook .....................      1998       100,728                  --                 --            --           4,092(a)
   Chief Financial                      1997        90,000                  --                 --            --           3,344(a)
   Officer, Secretary                   1996        28,423                10,000               --            --            --
   and Treasurer of the
   Company and AFFC

Robert A. Fitzner, Jr ............      1998         81,214                 --                 --            --             609(a)
   Chairman of the                      1997        172,124(b)            30,000               --            --           1,291(a)
   Board  (through                      1996        162,000(b)            40,000               --            --          76,300(c)
   February 10, 1998)

(a) Officers of the Company receive additional compensation for matching contributions to a 401(k) savings plan, health club dues and disability insurance premiums.

(b)  Includes $30,000 paid as a director's fee to Mr. Fitzner by Secutron.

(c) Mr. Fitzner received a commission as a result of the sale of the Clearing Operation and has received an annual Company matching contribution as a result of his contribution to a savings plan.

                               Stock Option Plans

Effective September 30, 1988, as amended September 10, 1996, the Company adopted an Incentive Stock Option Plan (Plan). The Plan authorizes the granting of options to officers, directors, and employees of the Company to purchase 600,000 shares of the Company's common stock. No options may be granted after September 30, 1998. As of September 30, 1998, options to purchase 457,000 shares of the Company's common stock at $.625 per share through September 8, 2006, were outstanding and exercisable under the Plan.

On April 8, 1996, as amended on September 10, 1996, the Company adopted the 1996 Incentive and Nonstatutory Option Plan (1996 Plan). The 1996 Plan authorizes the granting of options to officers, directors, employees and consultants of the Company to purchase 1,250,000 shares of the Company's common stock. No option may be granted after April 8, 2006.

Under the 1996 Plan as of September 30, 1998, options to purchase 1,205,000 shares of the Company's common stock at $.625 per share through September 9, 2009 were outstanding, of which options to purchase 935,000 were exercisable.

On April 8, 1996, as amended on February 19, 1997, the Company adopted the September 1996 Incentive and Nonstatutory Option Plan (September 1996 Plan). The September 1996 Plan authorizes the granting of options to purchase 2,500,000 shares of the Company's common stock. No options may be granted after April 8, 2006.

Under the September 1996 Plan as of September 30, 1998, options to purchase 2,468,000 shares of the Company's common stock at $.625 to $1.00 per share through December 31, 2010 were outstanding, of which options to purchase 1,188,000 shares were exercisable.

As of September 30, 1997, the Company had granted 340,000 nonqualified stock options to certain officers and employees at an exercise price of $.95 per share. These options expired August 25, 1998.

As of September 30, 1998, the Company had also granted 700,000 nonqualified stock options to certain employees at an exercise price of $1.00 per share. These options expire April 2, 2008 and are exercisable 50,000 per year beginning March 18, 1999, plus an additional 20,000 shares per year if branch where employees work meets projected profits each year for five years.

On November 25, 1998, the Board of Directors granted the holders of 2,930,000 incentive stock options the opportunity to cancel their existing options and receive new grants at $.20 per share which was equal to the closing price of the common stock as reported on the OTC Bulletin Board on that date. The employees have until February 1, 1999 to decide whether to keep their existing options or elect to receive the replacement options. The replacement options will vest one-third on January 30, 1999, one-thi on November 25, 1999 and one-third on November 25, 2000.

Also, on November 25, 1998, the Company granted 2,800,000 nonqualified stock options to purchase shares of common stock to members of the Board of Directors at a price of $.20 per share which was equal to the closing price of the common stock as reported on the OTC Bulletin Board on that date. The options vest at the rate of 20% per year through November 25, 2003 and expire on the anniversary date in 2008; provided, that no option shall be exercisable until and unless basic earnings per share for any fiscal year commencing with the fiscal year ending September 30, 1999, are equal to or exceed $0.10 per share. On this same date, 1,793,500 options were granted to officers and employees from the September 1996 Plan with the same terms except that 1,093,500 of such options do not have the basic earnings per share requirement. These latter grants are subject to shareholder approval to increase the number of shares available for grant pursuant to the September 1996 Plan. If shareholder approval is not obtained, then they become nonqualified options.

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

The ESOP provides that more than half of the assets in the ESOP must consist of the Company's common stock. The ESOP is administered by a board of trustees under the supervision of an advisory committee, both of which are appointed by the Company's Board of Directors. As of December 15,1998, the ESOP owned 448,682 shares of the Company's common stock and no other marketable securities. The shares are committed at the discretion of the Board of Directors. As of September 30, 1998, no shares have been committed. Employees become vested in the shares of the Company's common stock after six years in the ESOP once the shares have been committed to be released. Employees are 20% vested after two years, vesting an additional 20% each year up to 100% after six years in the ESOP.

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

               Aggregated Option Exercises in Last Fiscal Year or
                          Fiscal Year End Option Values

No options were granted by the Company to Fai H. Chan, Robert H. Trapp, Gary L. Cook or Robert A. Fitzner, Jr. during the year ended September 30, 1998.

                         Long-Term Incentive Plan Awards

No long term incentive plan awards were granted by the company to Fai H. Chan, Robert H. Trapp, Gary L. Cook or Robert A. Fitzner, Jr. during the year ended September 30, 1998.

                 Compensation of Directors-Standard Arrangement

Directors of the Company receive no compensation for their services as directors.

               Employment Contracts and Termination of Employment
                       and Change-In-Control Arrangements

The Company had an employment contract with Mr. Olson that expired January 1, 1998 with no further obligation beyond that date. There are no employment contracts between the Company and its executive officers.

           Compensation Committee Interlocks and Insider Participation

The Company has no compensation committee and no officer or employee or former officer of the Company or any of its subsidiaries during the fiscal year ended September 30, 1998 participated in deliberations with the Company's Board of Directors concerning executive officer compensation.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a)(b) Security Ownership of Certain Beneficial Owners and Management. The following table sets forth as of December 15, 1998, the number of shares of the Company's outstanding common stock beneficially owned by each of the Company's current directors and officers, sets forth the number of shares of the Company's common stock beneficially owned by all of the Company's current directors and officers as a group and sets forth the number of shares of the Company's common stock owned by each person who owned of record, or was known to own beneficially, more than 5% of the Company's outstanding shares of common stock respectively:

Name and Address of                               Amount and Nature
Beneficial Owner or Name                            of Beneficial
of Officer or Director                              Ownership (l)        Percent of Class
------------------------                          ----------------       ----------------
Fai H. Chan .................................       74,533,998(2)(6)           87.2%
Lippo Protective Tower
10th Floor
231-235 Gloucester Road
Wanchai, Hong Kong 040

Robert H. Trapp .............................             ---(3)(6)             ---%
1700 Lincoln Street
32nd Floor
Denver, Colorado 80203

Kwok Jen Fong ...............................             ---(3)(6)             ---%
7 Temasek Blvd
#43-03 Suntec
Tower One
Singapore 038987

Jeffrey M. Busch ............................             ---(6)                ---%
Suite 204B
Oxford Bldg.
University Office Bldg.
Newark, DE 19702

Robert Jeffers, Jr ..........................             ---(6)                ---%
6101 16th St. SW
Suite 511
Washington, DC 20011

Gary L. Cook ................................          100,000(4)(6)            **%
1700 Lincoln Street, 32nd Floor
Denver, Colorado 80203

All officers and directors ..................       74,633,998(2)(3)(4)(5)(6) 87.2%
as a group (6 persons)

Heng Fung Holdings Company ..................       74,533,998(4)(5)          87.2%
Limited
Lippo Protective Tower
10th Floor
231-235 Gloucester Road
Wanchai, Hong Kong

    **Less than 1%

1) Except as indicated below, each person has the sole voting and investment power over the shares indicated.

2)   Consists  of  shares  beneficially  owned  by Heng  Fung  Holdings  Company
     Limited. Mr. Chan is an executive officer, a director and a 10.73% shareholder of Heng Fung Holdings Company Limited.

3) Mr. Trapp and Mr. Fong are directors of Heng Fung Holdings Company Limited. Mr. Trapp and Mr. Fong disclaim beneficial ownership of the shares beneficially owned by Heng Fung Holdings Company Limited.

4) Represents 100,000 shares underlying stock options currently exercisable, or exercisable within 60 days.

5) Heng Fung Holdings Company Limited is the parent of Heng Fung Private. Heng Fung Private is the parent of Heng Fung Finance. 74,283,998 of the shares beneficially owned by Heng Fung Holdings are owned by Heng Fung Private, of which 69,590,857 of the shares are beneficially owned by Heng Fung Finance. Of the 69,590,857 shares beneficially owned by Heng Fung Finance, 68,294,439 of the shares are beneficially owned pursuant to the Convertible Debenture Agreement.

6) Does not include stock options granted to such individuals on November 25, 1998, which do not vest until November 1999.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

(a)(b) Transactions with Management and Others and Certain Business Relationships. In December 1997, the Company entered into the Convertible Debenture Agreement with Heng Fung Finance, which was subsequently amended and is described in Item 1 and Item 5 of this Annual Report.

Since January 1, 1998, Fronteer Capital, which received the proceeds of the $4,000,000 Convertible Debenture purchased by Heng Fung Private in December 1997 pursuant to the Convertible Debenture Agreement, that is described in Item 1 of this Annual Report, used a portion of the proceeds to purchase approximately 116,430,000 shares of the common stock of Heng Fung Holdings in open market transactions on the Hong Kong Stock Exchange at an average price of approximately $0.02 per share. The shares of the common stock of Heng Fung Holdings had a market price of approximately $0.01 per share on October 12, 1998. Fai H. Chan and Robert H. Trapp are the directors and officers of Fronteer Capital and are directors of Heng Fung Holdings. In addition, Mr. Chan beneficially owns approximately 10% of the outstanding common stock of Heng Fung Holdings.

Heng Fung Holdings has guaranteed the payment of each annual 8% cash dividend on the Series B preferred stock offered by the Company in the 1998 Private Offering if such dividend is not paid by the Company. In consideration for making such guaranty, the Company issued an affiliate of Heng Fung Holdings 250,000 shares of the Company's common stock subsequent to year end. If Heng Fung Holdings is required to make payment as a result of its guaranty, Heng Fung Holdings or its designee will receive a 12% convertible debenture equivalent to the amount that Heng Fung Holdings is required to pay on the guaranty unless the act of the Company in giving Heng Fung Holdings or its designee the 12% convertible debenture would be deemed to be an illegal distribution under the Colorado Business Corporation Act.

In such event, Heng Fung Holdings or its designee would receive such number of shares of the Company's common stock as is equal to 90% of the market price of the common stock as of the close of business on October 31 or the next business day, if October 31 is not a business day, on which the dividend is payable divided into the amount of the dividend.

Each 12% convertible debenture that Heng Fung Holdings or its designee receives will bear interest at a rate of 12% per annum and interest only will be payable quarterly with the final payment of the entire unpaid principal balance and all accrued and unpaid interest, if not sooner paid, due and payable on October 1, 2003. Interest is payable in cash or in shares of the Company's common stock at the election of Heng Fung Holdings or its designee. Each 12% convertible debenture will be convertible into shares of the Company's common stock at a price equal to the lower of $0.35 or the market price of the Company's common stock at the time of conversion. In the case of default, the conversion price will be $0.10 per share of the Company's common stock. Heng Fung Holdings has advised the Company that Heng Fung Holdings would, at this time, have sufficient liquid assets to pay on its guaranty if it were required to do so. There are no assurances, however that Heng Fung Holdings will have sufficient asset to pay on its guaranty if it were required to do so in the future.

On April 25, 1998 the Board of Directors approved a resolution to give 350,000 shares of its common stock to Heng Fung Finance for its time, efforts, captial costs and expenses in setting up and operating a New York City office which was transferred to the Company to be operated as an AFFC institutional sales location.

On October 7, 1998, FDFI, Heng Fung Finance, and Global entered into an agreement whereby FDFI purchased, Heng Fung Finance sold and Global consented to the sale of $1,000,000 principal amount of loans made by Heng Fung Finance to Global along with a warrant to purchase an aggregate of 4,000,000 shares of Global's common stock. FDFI paid Heng Fung Finance $1,100,000 for the loans and warrants. The loans and warrants purchased by FDFI were a portion of loans and warrants given pursuant to a joint loan commitment made by Heng Fung Finance and Fronteer Capital (subsequently transferred to FDFI) for the benefit of Global.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1)  Financial  Statements  and  Financial  Statement  Schedules

        INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                                                                            Page

 Independent Auditors' Report                                               F-1
 Consolidated Balance Sheets as of September 30, 1998 and 1997              F-2
 Consolidated Statements of Operations for each of the  years
      in the three year period ended September 30, 1998                     F-4
 Consolidated Statements of Stockholders' Equity  (Deficit) for each of the
      years in the three year period ended September 30, 1998               F-6
  Consolidated Statements of Cash Flows for each of the years
      in the three year period ended September 30, 1998                     F-7
 Notes to Consolidated Financial Statements                                 F-10

All schedules are omitted because the required information is not present in amounts sufficient to require submission of the schedule or because the information required is included in the Consolidated Financial Statements and Notes thereto.

(a)(2) Financial Statement Schedules. None.

(a)(3) Exhibits.

See "EXHIBIT INDEX" on page 33.

(a) Current Reports on Form 8-K:

A Current Report on Form 8-K dated September 11, 1998, was filed on October 7, 1998. The Current Report contained information under Item 2 relating to amendments to the loan commitment to Global Med Technologies, Inc. and to the terms of the $11,000,000 Convertible Debenture. The Current Report also contained information regarding a letter of intent between the Company and Auerbach, Pollak and Richardson, Inc.

A Current Report on Form 8-K dated October 7, 1998, was filed on October 13, 1998. The Current Report contained information under Item 5 relating to the purchase of a loan and warrants by FDFI from Heng Fung Finance Company Limited.

(c) Exhibits: Included as exhibits are the items in the Exhibit Index.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  January 11, 1999         FRONTEER FINANCIAL HOLDINGS, LTD.



                                By:  /s/ Gary L. Cook
                                     ------------------------------------------
                                     Gary L. Cook, Secretary, Treasurer and
                                     Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



                                 /s/ Fai H. Chan
Date:  January 11, 1999          -----------------------------------------------
                                 Fai H. Chan, Director


                                 /s/ Robert H. Trapp
Date:  January 11, 1999          -----------------------------------------------
                                 Robert H. Trapp, Director


                                 /s/ Jeffrey M. Busch
Date:  January 11, 1999          -----------------------------------------------
                                 Jeffrey M. Busch, Director


                                 /s/ Kwok Jen Fong
Date:  January 11, 1999          -----------------------------------------------
                                 Kwok Jen Fong, Director


                                 /s/ Robert Jeffers, Jr.
Date:  January 11, 1999          -----------------------------------------------
                                 Robert Jeffers, Jr., Director

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    EXHIBITS

                                       TO

                                    FORM 10-K

                        FRONTEER FINANCIAL HOLDINGS, LTD.

                                 EXHIBIT INDEX

Exhibit        Description                                              Page No.
-------        -----------                                              --------

Exhibit 2.1 Asset Sale and Purchase Agreement by and between McLeod USA Publishing and Fronteer Marketing Group, Inc. and Contact America dated September 15, 1997, (incorporated by reference to Exhibit 2.1 Registrant's Current Report on Form 8-K dated September 15, 1997).


Exhibit 2.2 Sale and Purchase Agreement by and between the Registrant McLeod USA Publishing Company, Classified Directories, Inc. Larry A. Scott, James Greff, Randall L. Gowin, Edwin Dressler and certain directors, officers and shareholders of the Registrant dated January 27, 1997, (incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K dated February 25, 1997).

Exhibit 2.3 Agreement for Sale and Purchase of Certain of the Business and Assets of RAF Financial Corporation dated January 29, 1996, by and between Fronteer Directory Company, Inc., RAF Financial Corporation and MultiSource Services, Inc. (incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K dated July 23, 1996, as originally filed).

Exhibit 2.4 Stock Subscription Agreement dated January 29, 1996, by and between Fronteer Directory Company, Oppenheimer Funds, Inc. and MultiSource Services, Inc. (incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K dated July 23, 1996, as originally filed).

Exhibit 2.5 Asset Purchase Agreement dated March 1, 1998, by and between the Registrant and Fronteer Marketing Group, Inc. and North Country Yellow Pages, Inc. and Dennis W. Olson (incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K dated June 22, 1998).

Exhibit 3.0 Articles of Incorporation of Registrant (incorporated by reference to Exhibit 3.0 to Registrant's Annual Report on Form 10-K for the year ended September 30, 1995).

Exhibit 3.0(i) Articles  of  Amendment  to  the  Registrant's  Articles  of
               Incorporation dated April 28, 1995, (incorporated by reference to Exhibit 3.0(i) to Registrant's Current Report on Form 8-K dated May 9, 1995).

Exhibit 3.0(ii)Articles  of  Amendment  to  the  Registrant's  Articles  of
               Incorporation dated May 1, 1995, (incorporated by reference to Exhibit 3.0(ii) to Registrant's Annual Report on Form 10-K for the year ended September 30, 1996).

Exhibit 3.0(iii) Articles  of  Amendment  to  the  Registrant's  Articles  of
               Incorporation dated October 13, 1998.

Exhibit 3.0(iv) Articles  of  Amendment  to  the  Registrant's  Articles  of
                Incorporation dated November 13, 1998.

Exhibit 3.2 Restated Bylaws of Registrant adopted February 14, 1996, (incorporated by reference to Exhibit 3.2 to Registrant's Annual Report on Form 10-K for the year ended September 30,
                1996).

Exhibit 10.1 Amended and Restated 1988 Incentive and Nonstatutory Stock Option Plan as amended September 10, 1996, (incorporated by reference to Exhibit 10.1 to Registrant's Annual Report on Form 10-K for the year ended September 30, 1996).

Exhibit 10.2    Employee Stock Ownership Plan  (incorporated by reference to
                Exhibit 10.2 to Registrant's Annual Report on Form 10-K for the year ended September 30, 1995).

Exhibit 10.3    401(k)  Plan  and  Amendment  I  thereto   (incorporated  by
                reference to Exhibit 10.3 to Registrant's Annual Report on Form 10-K for the year ended September 30, 1995).

Exhibit 10.4 Employees/Officers/Directors Form of Noncompetition Agreement; Covenant Not to Compete and Confidentiality
                Agreement (incorporated by reference to Exhibit 2.2 to Registrant's Current Report on Form 8-K dated May 9, 1995).

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

Exhibit 10.7 $4,000,000 10% Convertible Debenture Purchase Agreement by and between the Registrant and Heng Fung Finance Company Limited dated December 17, 1997 (incorporated by reference to Exhibit 10.7 to Registrant's Annual Report on Form 10-K for the year ended September 30, 1998).

Exhibit 10.8 Amendment No. 1 to $4,000,000 10% Convertible Debenture Purchase Agreement by and between the Registrant and Heng Fung Finance Company Limited dated September 23, 1998, (incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K dated September 11, 1998).

Exhibit 10.9 Amendment to the $4,000,000 10% Convertible Debenture Purchase Agreement dated December 17, 1997, (incorporated by reference to Exhibit 10.0 to the Registrant's Form 10-Q/A for the quarter ended March 31, 1998).

Exhibit 10.10 Loan and Warrant Purchase Agreement by and between Heng Fung Finance Company Limited, Fronteer Development Finance Inc. and Global Med Technologies, Inc. dated October 7, 1998.

Exhibit 10.11 Assignment, Assumption and Consent Agreement by and between Global Med Technologies, Inc., Dr. Michael F. Ruxin, M.D., Fronteer Capital Inc. and Fronteer Development Finance Inc. dated September 11, 1998.

Exhibit 10.12    First  Amendment  to  Fronteer  Financial   Holdings,   Ltd.
                 September 1996 Incentive and Nonstatutory Stock option Plan dated February 19, 1997.

Exhibit 21       Subsidiaries of the Registrant.

Exhibit 27       Financial Data Schedule.

                          Independent Auditors' Report




The Board of Directors and Stockholders
Fronteer Financial Holdings, Ltd.:


We have audited the accompanying consolidated balance sheets of Fronteer Financial Holdings, Ltd. and Subsidiaries as of September 30, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the years in the three year period ended September 30, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Fronteer Financial Holdings, Ltd. and Subsidiaries as of September 30, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three year period ended September 30, 1998 in conformity with generally accepted accounting principles.

                                                       /s/ KPMG LLP
                                                           KPMG LLP




Denver, Colorado
December 30, 1998

                         PART I - FINANCIAL INFORMATION

ITEM 8.   Financial Statements.

               FRONTEER FINANCIAL HOLDINGS, LTD. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                            September 30,
                                                                         --------------------
ASSETS                                                                   1998            1997
------
                                                                         ----            ----
CURRENT ASSETS:

   Cash and cash equivalents (Note 1) ............................   $ 9,112,652     2,080,722
   Receivables from brokers or dealers and clearing organizations:
      Affiliated organization (Note 7) ...........................          --       2,045,134
      Other ......................................................       410,069          --
   Trade receivables .............................................     1,157,841       786,971
   Other receivables .............................................       667,425       382,208
   Securities owned, at market value (Note 4) ....................     1,688,085       871,322
   Other assets ..................................................       261,606       824,056
   Net current assets of discontinued operations (Note 2) ........          --       1,268,286
                                                                     -----------   -----------

      Total current assets .......................................    13,297,678     8,258,699

PROPERTY, FURNITURE AND EQUIPMENT, net (Note 5) ..................     1,541,131     1,167,883

DEFERRED INCOME TAXES (Note 11) ..................................          --         613,784

OTHER LONG-TERM ASSETS ...........................................       532,103       247,241

NET LONG-TERM ASSETS OF DISCONTINUED OPERATIONS
      (Note 2) ...................................................          --         715,475
                                                                     -----------   -----------

      Total assets ...............................................   $15,370,912    11,003,082
                                                                     ===========   ===========







See accompanying notes to consolidated financial statements.






               FRONTEER FINANCIAL HOLDINGS, LTD. AND SUBSIDIARIES

                     CONSOLIDATED BALANCE SHEETS, CONTINUED

                                                                                September 30,
                                                                            ----------------------
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                              1998             1997
----------------------------------------------                              ----             ----

CURRENT LIABILITIES:

   Accounts payable and accrued expenses (Note 6) ..................   $  2,514,860       3,373,672
   Current portion of long-term debt (Note 8) ......................        124,007         863,164
   Accrued interest payable to related party (Note 10) .............        157,111            --
   Notes payable to related parties (Note 7) .......................           --           177,000
   Deferred revenue ................................................        118,800            --
   Other current liabilities .......................................        306,574         249,555
                                                                       ------------    ------------
      Total current liabilities ....................................      3,221,352       4,663,391

LONG-TERM DEBT, net of current portion (Note 8) ....................        107,532         927,843

CONVERTIBLE DEBENTURES (Note 9) ....................................      6,101,448            --

CONVERTIBLE DEBENTURES TO RELATED PARTY
    (Notes 3 and 10) ...............................................      7,000,000            --

DEFERRED RENT CONCESSIONS ..........................................      1,654,766       1,716,529

OTHER LIABILITIES ..................................................           --            88,000
                                                                       ------------    ------------
      Total liabilities ............................................     18,085,098       7,395,763
                                                                       ------------    ------------
MINORITY INTEREST IN SUBSIDIARIES ..................................        328,991         255,328
                                                                       ------------    ------------
STOCKHOLDERS' EQUITY (DEFICIT) (Note 3):

   Preferred stock, authorized
      25,000,000 shares, $0.10 par value ...........................           --              --
   Common stock; authorized 100,000,000 shares, $0.01 par
      value; 17,140,857 and 16,871,557 shares issued and outstanding
      as of September 30, 1998 and 1997, respectively ..............        171,408         168,715
   Additional paid-in capital ......................................     11,042,464      10,966,990
   Accumulated deficit .............................................    (13,907,049)     (7,433,714)
   Unearned ESOP shares (Note 13) ..................................       (350,000)       (350,000)
                                                                       ------------    ------------
         Total stockholders' equity (deficit) ......................     (3,043,177)      3,351,991
                                                                       ------------    ------------
COMMITMENTS AND CONTINGENCIES
         (Notes 1, 3, 9, 10, 11, 12 and 16)

         Total liabilities and stockholders' equity (deficit) ......   $ 15,370,912      11,003,082
                                                                       ============    ============

See accompanying notes to consolidated financial statements.


               FRONTEER FINANCIAL HOLDINGS, LTD. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                     Year Ended September 30,
                                                            ------------------------------------------
                                                             1998             1997          1996

REVENUE:
Brokerage commissions ...............................   $ 14,763,287      13,779,477      10,825,987
Investment banking ..................................      2,227,289       3,003,794       2,275,217
Trading profits, net ................................        405,962         274,563         453,144
Other broker/dealer .................................      1,489,853         774,329         791,001
Computer hardware and software operations ...........      8,454,279       6,982,143       6,538,540
Other ...............................................         46,634         286,108         485,132
                                                        ------------    ------------    ------------

       Total revenue ................................     27,387,304      25,100,414      21,369,021
                                                        ------------    ------------    ------------

COST OF SALES AND OPERATING EXPENSES:
Broker/dealer commissions ...........................     10,521,902      10,268,764       8,171,445
Computer cost of  sales .............................      7,979,162       5,767,136       5,381,097
Unrealized loss on securities (Notes 4 and 7) .......      1,751,792            --              --
Interest expense on convertible debentures (Note 9)..         84,031            --              --
General and administrative ..........................     13,359,245      11,252,747       9,997,828
Depreciation and amortization .......................        389,234         338,945         396,203
                                                        ------------    ------------    ------------

        Total cost of sales and operating expenses ..     34,085,366      27,627,592      23,946,573
                                                        ------------    ------------    ------------

Operating loss ......................................     (6,698,062)     (2,527,178)     (2,577,552)

OTHER INCOME (EXPENSE):
Gain on sale of Clearing Operation (Note 2) .........           --              --         1,332,974
Interest income .....................................        300,705         150,203         642,274
Interest expense ....................................        (17,390)        (27,940)       (225,089)
Interest expense to related party (Notes 3 and 10) ..       (388,129)           --              --
Other ...............................................        (15,434)        (22,580)        (19,330)
                                                        ------------    ------------    ------------

       Total other income (expense) .................       (120,248)         99,683       1,730,829

Loss before minority interest and income taxes ......     (6,818,310)     (2,427,495)       (846,723)
Minority interest in (earnings) loss ................        129,363         (11,331)        (87,626)
                                                        ------------    ------------    ------------

Loss from continuing operations before income taxes .     (6,688,947)     (2,438,826)       (934,349)
Income tax (expense) benefit ........................       (290,320)        448,524         (55,799)
                                                        ------------    ------------    ------------

Loss from continuing operations .....................     (6,979,267)     (1,990,302)       (990,148)
                                                        ------------    ------------    ------------

(Continued)

See accompanying notes to consolidated financial statements.





               FRONTEER FINANCIAL HOLDINGS, LTD. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF OPERATIONS, CONTINUED

                                                                     Year Ended September 30,
                                                            ------------------------------------------
                                                             1998             1997          1996


Loss from continuing operations .....................     (6,979,267)     (1,990,302)       (990,148)
Loss on sale of discontinued operations, net of
   income tax benefit of $159,748 and $409,692
   in 1998 and 1997, respectively (Note 2) ..........       (249,861)       (666,522)           --
Loss from discontinued operations, net of income tax
   benefit of $101,788 and $411,631 in 1998 and 1997,
   respectively (Note 2) ............................       (159,207)       (799,048)     (1,368,533)
                                                        ------------    ------------    ------------

Loss from discontinued operations ...................       (409,068)     (1,465,570)     (1,368,533)
                                                        ------------    ------------    ------------

Loss before extraordinary item ......................     (7,388,335)     (3,455,872)     (2,358,681)
Extraordinary item-forgiveness of debt, net of income
   tax expense of $585,000 (Note 2) .................        915,000            --              --
                                                        ------------    ------------    ------------

Net loss ............................................     (6,473,335)     (3,455,872)     (2,358,681)

Preferred stock dividends ...........................           --              --           (59,061)
                                                        ------------    ------------    ------------

Net loss applicable to common shareholders ..........   $ (6,473,335)     (3,455,872)     (2,417,742)
                                                        ============    ============    ============

Weighted average number of common shares
   outstanding ......................................     16,459,515      16,760,597      13,858,963
                                                        ============    ============    ============



Basic earnings (loss) per common share:
   Continuing operations ............................   $       (.42)           (.12)           (.07)
   Discontinued operations:
         Sale of discontinued operations ............           (.02)           (.04)           --
         Discontinued operations ....................           (.01)           (.05)           (.10)
   Extraordinary item ...............................            .06            --              --
                                                        ------------    ------------    ------------
         Total ......................................   $       (.39)           (.21)           (.17)
                                                        ============    ============    ============






See accompanying notes to consolidated financial statements.


               FRONTEER FINANCIAL HOLDINGS, LTD, AND SUBSIDIARIES

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)


                                                                       Additional
                                         Preferred        Common         paid-in     Accumulated     Unearned
                                           stock          stock          capital       deficit       ESOP stock      Total
                                         ---------        -------      ----------    -----------     ----------      -----

Balances at September 30, 1995 .....   $   875,000        109,129      6,367,561     (1,560,100)      (350,000)     5,441,590

Series A preferred stock  dividend .          --             --             --          (59,061)          --          (59,061)

Purchase of subsidiary shares ......          --             --             (548)          --             --             (548)

Purchase and cancellation of
   preferred stock .................      (875,000)          --             --             --             --         (875,000)

Proceeds from shares issued
   through private placement, net
   of issuance costs of $614,704 ...          --           52,290      5,084,956           --             --        5,137,246

Purchase of common stock ...........          --             --       (1,200,000)          --             --       (1,200,000)

Net loss ...........................          --             --             --       (2,358,681)          --       (2,358,681)
                                          ----------- -----------    -----------    -----------    -----------    -----------

Balances at September 30, 1996 .....          --          161,419     10,251,969     (3,977,842)      (350,000)     6,085,546

Proceeds from shares issued
   through private placement, net
   of issuance costs of $80,257 ....          --            7,296        715,021           --             --          722,317

Net loss ...........................          --             --             --       (3,455,872)          --       (3,455,872)
                                          ----------- -----------    -----------    -----------    -----------    -----------

Balances at September 30, 1997 .....          --          168,715     10,966,990     (7,433,714)      (350,000)     3,351,991

Issuance of common shares for
   interest (Note 10) ..............          --            4,128        217,539           --             --          221,667

Common stock received and
   cancelled in disposition of net
   assets of discontinued operations
   (Note 2) ........................          --           (4,935)      (488,565)          --             --         (493,500)

Issuance of common shares for
   branch office ...................          --            3,500        346,500           --             --          350,000

Net loss ...........................          --             --             --       (6,473,335)          --       (6,473,335)
                                          ----------- -----------    -----------    -----------    -----------    -----------

Balances at September 30, 1998 .....   $      --          171,408     11,042,464    (13,907,049)      (350,000)    (3,043,177)
                                          =========== ===========    ===========    ===========    ===========    ===========




See accompanying notes to consolidated financial statements.


               FRONTEER FINANCIAL HOLDINGS, LTD. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                              Year Ended September 30,
                                                                  --------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:                                 1998            1997            1996

Net loss .....................................................   $ (6,473,335)     (3,455,872)     (2,358,681)
    Adjustments to reconcile net loss to net cash used by
    continuing operations:
      Consideration relating to issuance of common shares
          for branch office ..................................        334,094            --              --
      Gain on sale of Clearing Operation .....................           --              --        (1,332,974)
      Loss from Discontinued Operations ......................        409,068       1,465,570       1,368,533
      Depreciation and amortization ..........................        389,234         338,945         396,203
      Extraordinary item, net of income tax of $585,000 ......       (915,000)           --              --
      Amortization of deferred rent ..........................        (61,763)        (52,298)        (25,804)
      Provision for bad debts ................................           --           274,752            --
      Accretion on convertible bonds .........................          6,576            --              --
      Equity in loss of affiliate ............................           --            22,580          19,330
      Minority interest in earnings (loss) ...................       (129,363)         11,331          87,626
      Unrealized loss on securities ..........................      1,751,792            --              --
      Other ..................................................        290,320          55,000         (15,886)
      Changes in operating assets and liabilities, net of
         effects from sale of clearing operation:
         Increase in broker/dealer customer
             receivables, net ................................           --              --        (5,069,631)
         Decrease (increase) in receivables from brokers or
             dealers and clearing organizations ..............      1,635,065        (434,696)     (1,555,209)
         (Increase) decrease in trade receivables ............       (370,870)        218,109        (661,822)
         (Increase) decrease in other receivables ............       (285,217)       (375,083)         76,210
         (Increase) decrease in securities owned, net of
              securities sold but not yet purchased ..........     (2,568,555)        837,238        (507,324)
         Decrease (increase) in other assets .................        562,450        (683,850)        (41,155)
         (Decrease) increase in accounts payable and accrued
             liabilities .....................................       (858,812)        770,035         441,364
         Decrease in broker/dealer customer payables .........           --              --          (284,451)
         Increase in payables to brokers or dealers
             and clearing organizations ......................           --              --         7,590,197
         Increase (decrease) in deferred revenue .............        118,800         (24,400)         24,400
         Increase (decrease) in other current liabilities ....        435,797          (7,960)        375,710
                                                                 ------------    ------------    ------------

            Net cash used by continuing operations ...........     (5,729,719)     (1,040,599)     (1,473,364)
            Net cash provided (used) by discontinued
                operations ...................................        597,682      (1,222,461)       (364,027)
                                                                 ------------    ------------    ------------

            Net cash used by operating activities ............     (5,132,037)     (2,263,060)     (1,837,391)
                                                                 ------------    ------------    ------------
(Continued)


See accompanying notes to consolidated financial statements.





               FRONTEER FINANCIAL HOLDINGS, LTD. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED


                                                                              Year Ended September 30,
                                                                  --------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:                                 1998            1997            1996

   Purchase of property, furniture and equipment .............       (746,576)       (417,476)       (519,999)
   Proceeds from sale of Clearing Operation, net .............           --         1,048,075         312,133
   Other investing activities ................................       (284,862)       (214,393)       (116,403)
   Net cash provided by discontinued operations ..............        221,975       2,498,472         210,518
                                                                 ------------    ------------    ------------

       Net cash provided (used) by investing activities ......       (809,463)      2,914,678        (113,751)
                                                                 ------------    ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Proceeds from issuance of convertible debentures,
        net of offering costs ................................      6,297,898            --              --
  Proceeds from issuance of convertible debentures
        to related party .....................................      7,000,000            --              --
  Borrowings on debt .........................................           --              --           732,110
  Net payments on borrowings from related parties ............       (150,102)       (190,900)       (181,000)
  Principal payments on borrowings ...........................        (86,366)     (1,207,802)     (1,647,233)
  Net proceeds from issuance of common stock .................           --           722,317       5,137,246
  Dividends on preferred stock ...............................           --              --           (59,061)
  Purchase of preferred stock ................................           --              --          (875,000)
  Purchase of common stock ...................................           --              --        (1,200,000)
  Other financing activities .................................        (88,000)         88,000            --
                                                                 ------------    ------------    ------------

        Net cash provided (used) by financing activities .....     12,973,430        (588,385)      1,907,062
                                                                 ------------    ------------    ------------

NET INCREASE (DECREASE) IN CASH AND CASH
         EQUIVALENTS .........................................      7,031,930          63,233         (44,080)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR .................      2,080,722       2,017,489       2,061,569
                                                                 ------------    ------------    ------------

CASH AND CASH EQUIVALENTS, END OF YEAR .......................   $  9,112,652       2,080,722       2,017,489
                                                                 ============    ============    ============
(Continued)




See accompanying notes to consolidated financial statements.





               FRONTEER FINANCIAL HOLDINGS, LTD. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED


SUPPLEMENTAL DISCLOSURES RELATED TO STATEMENTS OF CASH FLOWS:

                                                                              Year Ended September 30,
                                                                  --------------------------------------------
                                                                      1998            1997            1996


Cash payments for:
   Interest:
      Continuing operations ..................................   $   22,425       27,940      225,089
      Discontinued operations ................................        9,350      142,508      254,275
                                                                 ----------   ----------   ----------

                                                                 $   31,775      170,448      479,364
                                                                 ==========   ==========   ==========
   Income taxes:
      Continuing operations ..................................   $    7,047      129,831      177,079
                                                                 ==========   ==========   ==========

Sale of Clearing Operation (Note 2):
   Sales Price ...............................................   $     --           --      3,351,352
   Less:  Transition costs ...................................         --           --       (167,026)
              Receivable from MSI ............................         --      1,048,075   (1,048,075)
              Cash sold ......................................         --           --     (1,824,118)
                                                                 ----------   ----------   ----------

   Cash proceeds from sale of Clearing Operation .............   $     --      1,048,075      312,133
                                                                 ==========   ==========   ==========


OTHER NONCASH INVESTING AND FINANCING ACTIVITIES:


   McLeod note payable applied against purchase
      price of directories (Note 2) ..........................   $     --        500,000         --
                                                                 ==========   ==========   ==========


   Common stock received for sale of discontinued
      operations (Note 2) ....................................   $  493,500         --           --
                                                                 ==========   ==========   ==========

   Interest paid by issuance of common stock (Note 10)........   $  221,667         --           --
                                                                 ==========   ==========   ==========

   Acquisition of furniture and equipment by issuance
      of  common stock .......................................   $   15,906         --           --
                                                                 ==========   ==========   ==========


See accompanying notes to consolidated financial statements.

               FRONTEER FINANCIAL HOLDINGS, LTD. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Fronteer Financial Holdings, Ltd. (Fronteer or the Company) and its majority owned and wholly owned subsidiaries. The Company is a corporation, which was organized under the laws of the state of Colorado on September 14, 1988. The Company currently has the following wholly owned operating subsidiaries: American Fronteer Financial Corporation (AFFC), formerly known as RAF Financial Corporation, which operates as a fully disclosed securities broker/dealer; RAF Services, Inc. of Texas, RAF Services, Inc. of Louisiana and RAF Services, Inc. (collectively, RAF Services), which were established in order to participate in insurance brokerage activities in certain states; Fronteer Capital, Inc., which was formed to operate as a holding company of investment opportunities in "small cap" companies; Corporate Net Solutions, Inc., which was formed to invest in computer and Internet related opportunities; and Fronteer Corporate Services, Inc., a Colorado Corporation, which was formed to provide corporate administrative services to Fronteer subsidiaries and other companies. The Company also has a majority owned subsidiary, Secutron Corp. (Secutron), which designs, develops, installs, markets and supports software systems for the securities brokerage industry. Secutron has a wholly owned subsidiary, MidRange Solutions Corp., which is a seller of hardware and software products. AFFC and Secutron are Colorado corporations; Fronteer Capital, Inc. is a Delaware corporation; and RAF Services are Louisiana, Nevada and Texas Corporations. During the year ended September 30, 1998, Fronteer Asset Management Corporate, Inc., a wholly owned subsidiary of Fronteer, was formed to provide asset management services. Corporate Net Solutions, Inc. and Fronteer Asset Management Corporate, Inc., which were incorporated in Delaware in May and June of 1998, respectively, have not commenced operations.

Fronteer Development Finance Inc. (FDFI), is another majority owned subsidiary included in the consolidated financial statements. FDFI is a Delaware corporation, incorporated March 1998 to operate as a finance company to take advantage of high-yield and other lending opportunities. The Company controls approximately 96% of the voting power and approximately 46% of the outstanding common shares of FDFI. FDFI has a wholly owned subsidiary, Fronteer Income Growth, Inc. which was formed for the purpose of making investments. This subsidiary was incorporated under the International Business Companies Ordinances of the Territory of the British Virgin Islands.

During September 1998, the Company purchased an additional 9% of the outstanding common shares of Secutron resulting in an ownership of approximately 69% of outstanding common shares of Secutron. Subsequent to September 30, 1998, the Company purchased an additional 4% of the outstanding common shares resulting in ownership of approximately 73% of the outstanding stock of Secutron.

AFFC operates as a fully disclosed securities broker/dealer and has offices in twelve cities throughout the United States. As a registered securities broker/dealer, AFFC is subject to regulation by the National Association of Securities Dealers (NASD) and the Securities and Exchange Commission (SEC). Periodically, regulatory bodies may conduct examinations or investigations of AFFC and/or the Company. All significant intercompany accounts and transactions have been eliminated in the preparation of the consolidated financial statements.

               FRONTEER FINANCIAL HOLDINGS, LTD. AND SUBSIDIARIES

CASH AND CASH EQUIVALENTS

For purposes of reporting cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash on deposit in excess of Federal Deposit Insurance Corporation limits was $3,108,678 and $1,866,520, as of September 30, 1998 and 1997, respectively. There was no restricted cash as of September 30, 1998. Included in cash and cash equivalents as of September 30, 1998 and 1997 was $5,705,696 and $1,347,203, respectively, which were on deposit in U.S. Government obligation funds. The U.S. Government obligation funds invest in U.S. Treasury and agency obligations and in repurchase agreements, which have these securities as collateral.

TRADE RECEIVABLES AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

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

OTHER RECEIVABLES

Other receivables includes net receivables from employees of $485,000 for loans made to retail brokers. Such loans bear interest at 8% per annum and generally are due within two to five years from the date the broker joins AFFC. The loans are amortized on a straight-line basis through a charge to commissions expense and are forgiven ratably over the term of the loans. To the extent a broker leaves AFFC prior to the end of the loan term, the unamortized balance is collected from the broker.

SECURITIES

Securities transactions and related revenue and expense are recorded on a settlement-date basis, usually the third business day following the trade date. The effect of using settlement-date rather than trade date for the recording of securities transactions is not significant.

In accordance with financial reporting requirements for broker/dealers, AFFC's financial instruments, including securities, are all recorded at market value. Securities without a readily available market value are recorded at estimated fair value. Securities are valued monthly and the resulting unrealized appreciation or depreciation is included in operations as trading profit or loss. Realized gains and losses are determined using the average cost method.

Statement of Financial  Accounting  Standards  (SFAS) No. 119,  Disclosure about
Derivative Financial Instruments and Fair Value of Financial Instruments, prescribes disclosure requirements for transactions in certain derivative financial instruments including futures, forward, swap, and option contracts, and other financial instruments with similar characteristics. Although the Company is authorized to enter into such transactions in the ordinary course of business, and may do so in the future, no such transactions have been consummated.

               FRONTEER FINANCIAL HOLDINGS, LTD. AND SUBSIDIARIES

REVENUE AND COST RECOGNITION

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

It is the policy of the Company to provide depreciation using the accelerated and straight-line methods based on the estimated useful lives of the assets. Real property has an estimated useful life of forty years; furniture and vehicles of three to five years; and equipment has estimated lives ranging from five to ten years.

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

               FRONTEER FINANCIAL HOLDINGS, LTD. AND SUBSIDIARIES

ACCOUNTING FOR STOCK-BASED COMPENSATION

The Company has adopted the "disclosure method" provisions of Statement of Financial Accounting Standards No. 123 (SFAS No. 123), Accounting for Stock-Based Compensation. As permitted under SFAS No. 123, the Company continues to recognize stock-based compensation costs under the intrinsic value based method of accounting as prescribed by Accounting Principles Board Opinion No. 25 (APB No. 25), Accounting for Stock Issued to Employees.

LOSS PER COMMON SHARE

During the year ended September 30, 1998, the Company adopted SFAS No. 128, Earnings per Share. Basic earnings (loss) per common share has been calculated based upon the net earnings (loss) available to common stockholders divided by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per common share would not be different than basic earnings (loss) per common share due to the fact that including the potential common shares would result in antidilution as a result of the loss from continuing operations.

ESTIMATES

The preparation of financial statements, in accordance with generally accepted accounting principles, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

FAIR VALUE OF FINANCIAL INSTRUMENTS

SFAS No. 107, Disclosure about Fair Value of Financial Instruments, requires all entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized in the consolidated balance sheets. The carrying amounts as of September 30, 1998 and 1997 for financial instruments approximate their fair values due to the short maturity of these instruments or because the related interest rates of long-term instruments approximate current market rates.

FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

As a securities broker/dealer, AFFC is engaged in various securities trading and brokerage activities. A portion of AFFC's transactions are collateralized and are executed with and on behalf of institutional investors including other broker/dealers. AFFC's exposure to credit risk associated with the nonperformance of these customers in fulfilling their contractual obligations pursuant to securities transactions can be directly impacted by volatile trading markets which may impair the customers' abilities to satisfy their obligations to AFFC. AFFC's principal activities are also subject to the risk of counterparty nonperformance.

               FRONTEER FINANCIAL HOLDINGS, LTD. AND SUBSIDIARIES

YEAR 2000 (UNAUDITED)

The Company is working to resolve the potential impact of the Year 2000 on the ability of the Company's computerized information systems to accurately process information that may be date-sensitive. Any of the Company's programs that recognize a date using "00" as the year 1900 rather than the year 2000 could result in errors or system failures. The Company has completed its Year 2000 assessment and has begun the correction and replacement steps in its Year 2000 Plan. The total cost of the Year 2000 Plan is estimated to be less than $50,000, of which less than approximately $20,000 has been spent through September 30, 1998. The Company's formal contingency plans are currently being developed and are expected to be completed by June 1999. If the Company and third parties upon which it relies are unable to address this issue in a timely manner, it could result in a material financial risk to the Company.

RECLASSIFICATIONS

Certain reclassifications have been made to prior years' consolidated financial statements to conform to current year's presentation.

RECENTLY ISSUED FINANCIAL ACCOUNTING STANDARDS

In June 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, which is effective for periods beginning after December 15, 1997. This statement established standards for the method that public entities use to report selected information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to stockholders. It also establishes standards for related disclosures about products and services, geographical areas and major customers. The Company does not believe that the adoption of the statement will have a significant effect on the disclosures in its consolidated financial statements and will adopt it when required.

In June 1998, SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, was issued which is effective for all fiscal years beginning after June 15, 1999. The Company currently does not participate in these activities and consequently does not believe adoption of the statement will have an effect on the consolidated financial statements.

               FRONTEER FINANCIAL HOLDINGS, LTD. AND SUBSIDIARIES

NOTE 2 -  DISCONTINUED OPERATIONS AND OTHER SIGNIFICANT
          BUSINESS ACTIVITIES

DISCONTINUED OPERATIONS

On March 20, 1998, the Company sold the remaining net assets pertaining to the directory business and Fronteer Marketing Group (FMG), which operations were discontinued during the year ended September 30, 1997, as described below. The net assets had not previously been identified as part of discontinued operations. The net assets were sold for the return by former officers of the Company of 493,500 shares of the Company's common stock. The net assets were valued by the Board of Directors based on appraisals, existing financing arrangements and estimates. The loss on the sale of the net assets was $249,861, net of an income tax benefit of $159,748.

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

On the same date, another third party purchased another directory from the Company for approximately $202,000 in cash. The purchase price was based on related directory revenues. These dispositions represented most all of the Company's remaining directory business assets. As such, the Company had discontinued its activities in the directory business.

On September 15, 1997, a third party purchased all of the primary operating assets of FMG for approximately $421,000. The purchase price was based on existing financing arrangements and the cost of anticipated fixed asset upgrades. A portion of the purchase price was paid in the form of a promissory note in the amount of $141,344 to be paid over 28 months at $5,048 per month. The remainder of the purchase price was paid in the form of a promissory note in the amount equal to FMG's cost of anticipated fixed asset upgrades installed in existing telemarketing centers. Monthly payments of principal and interest at 10% of between $3,000 and $8,000 per month were to be made through December 2000 at which time the balance was due and payable to the Company. On March 20, 1998, the promissory notes were sold as part of the sale of the remaining net assets of discontinued operations as mentioned above. Accordingly, the Company has discontinued its activities in the direct marketing business.

Effective April 1, 1997, the Company sold all of the stock of Fronteer Personnel Services (FPS.) One of the principals is a former employee of the Company. The purchase price was determined by the Board of Directors of the Company and represented an assumption of certain liabilities of FPS by the acquiring entity. The assumed liabilities were reflected at their fair values on the books of FPS and were less than $20,000. Accordingly, the Company has discontinued its activities in the employee leasing business. Separate disclosures of FPS have not been made due to the immateriality of its operations and associated assets and liabilities in relation to the consolidated financial statements. The assets and liabilities and results of operations for FPS are included in the amounts disclosed for the directory business.

               FRONTEER FINANCIAL HOLDINGS, LTD. AND SUBSIDIARIES

Information relating to the loss from discontinued operations is as follows:


  Year Ended September 30, 1998:                   Directory
                                                   Business           FMG          Total
                                                   ---------          ---          -----
  Revenue ....................................   $      --             --             --
  Cost of sales and operating expenses .......       236,502         24,493        260,995
                                                 -----------    -----------    -----------

                                                    (236,502)       (24,493)      (260,995)
                                                 -----------    -----------    -----------

  Nonoperating costs .........................          --             --             --
                                                 -----------    -----------    -----------

  Loss before income taxes ...................      (236,502)       (24,493)      (260,995)
  Income tax benefit .........................        92,236          9,552        101,788
                                                 -----------    -----------    -----------

  Net loss from  discontinued operations .....   $  (144,266)       (14,941)      (159,207)
                                                 ===========    ===========    ===========
  Loss on sale of discontinued operations, net
       of income tax benefit of $159,748 .....   $  (249,861)          --         (249,861)
                                                 ===========    ===========    ===========

  Year Ended September 30, 1997                   Directory
                                                   Business           FMG          Total
                                                   ---------          ---          -----

  Revenue ....................................   $ 4,866,454        364,652      5,231,106
  Cost of sales and operating expenses .......     4,733,860      1,580,934      6,314,794
                                                 -----------    -----------    -----------

                                                     132,594     (1,216,282)    (1,083,688)
                                                 -----------    -----------    -----------

  Nonoperating costs .........................       (28,848)       (98,143)      (126,991)
                                                 -----------    -----------    -----------

  Earnings (loss) before income taxes ........       103,746     (1,314,425)    (1,210,679)
  Income tax benefit (expense) ...............       (35,274)       446,905        411,631
                                                 -----------    -----------    -----------

  Net earnings (loss) from  discontinued
       operations ............................   $    68,472       (867,520)      (799,048)
                                                 ===========    ===========    ===========
  Loss on sale of discontinued operations, net
       of income tax benefit of $409,692 .....   $  (458,181)      (208,341)      (666,522)
                                                 ===========    ===========    ===========

(Continued)





               FRONTEER FINANCIAL HOLDINGS, LTD. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS , CONTINUED


  Year Ended September 30, 1996                   Directory
                                                   Business           FMG          Total
                                                   ---------          ---          -----
  Revenue ....................................   $ 7,100,335        317,549      7,417,884
  Cost of sales and operating expenses .......     7,587,311        953,122      8,540,433
                                                 -----------    -----------    -----------

                                                    (486,976)      (635,573)    (1,122,549)
                                                 -----------    -----------    -----------

  Nonoperating costs .........................      (156,877)       (89,107)      (245,984)
                                                 -----------    -----------    -----------

  Loss before income taxes ...................      (643,853)      (724,680)    (1,368,533)
  Income tax expense .........................          --             --             --
                                                 -----------    -----------    -----------

  Loss from discontinued operations ..........   $  (643,853)      (724,680)    (1,368,533)
                                                 ===========    ===========    ===========

               FRONTEER FINANCIAL HOLDINGS, LTD. AND SUBSIDIARIES

The net assets and liabilities of the discontinued operations included in the accompanying consolidated balance sheets are as follows:

                                                                     September 30, 1997
                                                           ------------------------------------
                                                           Directory
                                                           business          FMG          Total
Current assets:
   Cash .............................................   $   140,939        (16,323)       124,616
   Trade receivables ................................     1,367,960        103,909      1,471,869
   Allowance for doubtful trade receivables .........      (122,928)       (34,667)      (157,595)
   Other receivables ................................        81,306           --           81,306
   Current portion of long-term notes receivable.....        55,000         66,576        121,576
   Other assets .....................................       236,415           --          236,415
                                                        -----------    -----------    -----------

      Total current assets ..........................     1,758,692        119,495      1,878,187
                                                        -----------    -----------    -----------

Current liabilities:
   Accounts payable, accrued expenses and
      other  liabilities ............................       469,974         29,243        499,217
   Current portion of long-term debt ................          --           69,949         69,949
   Deferred revenue .................................          --              350            350
   Other current liabilities ........................        37,818          2,567         40,385
                                                        -----------    -----------    -----------

      Total current liabilities .....................       507,792        102,109        609,901
                                                        -----------    -----------    -----------

         Net current assets .........................   $ 1,250,900         17,386      1,268,286
                                                        ===========    ===========    ===========

Long-term assets:
   Property, furniture and equipment, net ...........   $   365,501         91,456        456,957
   Long-term notes receivable .......................       250,000         80,768        330,768
                                                        -----------    -----------    -----------

      Total long-term assets ........................       615,501        172,224        787,725
                                                        -----------    -----------    -----------
Long-term liabilities:
   Long-term debt, net of current portion ...........          --           72,250         72,250
                                                        -----------    -----------    -----------

      Total long-term liabilities ...................          --           72,250         72,250
                                                        -----------    -----------    -----------

         Net long-term assets .......................   $   615,501    $    99,974    $   715,475
                                                        ===========    ===========    ===========

               FRONTEER FINANCIAL HOLDINGS, LTD. AND SUBSIDIARIES

CLEARING ACTIVITIES

On July 23, 1996, the Company sold AFFC's securities brokerage clearing division (Clearing Operation) to MultiSource Services, Inc. (MSI), a new broker/dealer, for a purchase price of $3,000,000, including a $1,500,000 contingency in the form of a forgivable loan, plus the net assets of the Clearing Operation. MSI was formed by Oppenheimer Funds, Inc. (OFI) for the purpose of acquiring the Clearing Operation, and OFI was to retain 80% of the outstanding common stock of MSI. Fronteer received 20% of the outstanding common stock of MSI. As a result of this transaction, AFFC became a fully disclosed clearing correspondent of MSI. The loan of $1,500,000 was recorded as a loan payable to MSI and was forgivable based on MSI's revenues during the 28 months following the closing date.

During the year ended September 30, 1997, Fronteer and AFFC were notified by OFI that a decision had been reached by OFI that MSI and its business were not consistent with the long-term business plans of OFI. Subsequently, a new clearing firm was selected for the customer business of AFFC, and the customer business previously cleared by MSI was moved to the new clearing firm in October 1997. MSI reached its revenue targets for the first $750,000 of the loan, and as a result of this and MSI's decision to no longer be in the clearing business, the entire $1,500,000 loan was forgiven and was recognized as an extraordinary item during the year ended September 30, 1998.

Subsequent to September 30, 1998, the Company and AFFC entered into an agreement with MSI and OFI to which MSI would withdraw as a registered broker/dealer with the SEC, resign as a member of the NASD and pay the Company a total of $430,000. As a result of the agreement and closing which occurred on December 16, 1998, OFI owns 100% of the outstanding common stock of MSI. Both the Company and AFFC, and OFI and MSI released each other from any claims as part of the agreement.

NOTE 3 - STOCKHOLDERS' EQUITY

On October 16, 1998, the Company commenced a private placement of 1,500,000 shares of its Series B preferred stock, which was authorized by the Board of Directors on October 13, 1998, at a price of $10.00 per share and has a cumulative annual dividend rate of 8% in cash and 7% in shares of Series B preferred stock (1998 Private Offering). The cash portion of the dividend is guaranteed by Fronteer's parent company, Heng Fung Holdings Company Limited (Heng Fung Holdings) through October 2003. The Series B preferred stock is redeemable by the Company on and after October 2003 at a price of $12.50 per share plus accrued and unpaid dividends. The Company agreed to issue warrants to purchase a certain variable number of shares of Series B preferred stock at a purchase price of $12.00 per share for five years. The 1998 Private Offering terminates February 1999. There have been no issuances of Series B preferred stock under the 1998 Private Offering.

In December 1997, Heng Fung Capital [S] Private Limited (Heng Fung Private), a subsidiary of Heng Fung Holdings, a public company traded on the Hong Kong Stock Exchange, purchased 1,136,364 shares of the Company's outstanding common stock from Robert A. Fitzner, Jr. and Robert L. Long, officers and directors of the Company, and from two other employees of AFFC. In December 1997, Robert A. Fitzner, Jr. and Heng Fung Private agreed that, upon the regulatory approval of the National Association of Securities Dealers, Inc. (NASD) of a change in the beneficial ownership of 25% or more of AFFC, Heng Fung Private would purchase an additional 3,556,777 shares of Fronteer's outstanding common stock from Mr. Fitzner. In conjunction with the transaction, Fronteer entered into an agreement

               FRONTEER FINANCIAL HOLDINGS, LTD. AND SUBSIDIARIES

(Convertible Debenture Agreement) with Heng Fung Finance Company Limited (Heng Fung Finance), a wholly owned subsidiary of Heng Fung Private, pursuant to which Fronteer agreed to sell Heng Fung Finance a ten year $4,000,000 10% Convertible Debenture that is convertible at $.53125 per share into 7,529,411 shares of Fronteer common stock. The purchase of the $4,000,000 convertible debenture was completed on December 30, 1997. On December 26, 1997, the Board of Directors of Fronteer, at the request of Heng Fung Finance made pursuant to the terms of the Convertible Debenture Agreement, appointed Mr. Fai H. Chan and Mr. Robert H. Trapp, to the Board of Directors of Fronteer.

On January 29, 1998, the NASD approved the change in the beneficial ownership of 25% or more of AFFC, and on February 18, 1998 Heng Fung Private purchased the additional 3,556,777 shares of Fronteer's outstanding common stock from Mr. Fitzner. Contemporaneously with that purchase, Mr. Fitzner, Mr. Long and Mr. Dennis Olson resigned as directors of the Company and its subsidiaries. Also, Mr. Fitzner resigned as the Chairman of the Company and as the President and Chief Executive Officer of AFFC, Mr. Long resigned as the Secretary of the Company and Mr. Olson resigned as the President of the Company. At the same time, Mr. Chan and Mr. Trapp, the two remaining directors appointed at the request of Heng Fung Finance, reduced the number of directors on the Company's Board of Directors to three and appointed Mr. Kwok Jen Fong , a practicing solicitor in Singapore, as a director of the Company to fill the remaining vacancy. The directors also appointed Mr. Chan as the Chairman of the Board and the President of the Company, Mr. Trapp as Managing Director of the Company and Gary L. Cook as the Secretary and Treasurer of the Company. Messrs. Chan and Trapp and Mr. Zucker also became directors of AFFC, Mr. Trapp was appointed the President of AFFC, Brian F. Zucker was appointed the Managing Director of AFFC and Mr. Cook was appointed the Treasurer of AFFC. Mr. Cook also remains as the Secretary of AFFC. On February 20, 1998, the Board of Directors of Fronteer appointed Jeffrey Busch and Robert Jeffers, Jr., both practicing attorneys, as directors of Fronteer. In addition, because Heng Fung Finance purchased the additional 3,556,777 shares, it received the option to purchase an additional 10 year $11,000,000 10% convertible debenture, convertible at $0.61 per share of the Company's common stock, pursuant to the Convertible Debenture Agreement.

Subsequently, Heng Fung Finance exercised its option and purchased $2,500,000 of the $11,000,000 10% convertible debenture. On September 23, 1998, the Company agreed to amend the terms of the Convertible Debenture Agreement for the remaining $8,500,000 available. The amendment changed the conversion price to the lower of $0.35 or the market value of the Company's common stock at the time of conversion and increased the interest rate to 12%. In addition, the revision changed the conversion price, upon default, to $0.10 per share of the Company's common stock. On September 25, 1998, Heng Fung Finance purchased a $500,000 12% convertible debenture. The quarterly interest payments on the convertible debentures purchased pursuant to the Convertible Debenture Agreement are currently being made in shares of the Company's common stock and resulted in 412,800 shares being issued through September 30, 1998 to Heng Fung Finance. As of September 30, 1998, Heng Fung Finance had purchased $7,000,000 in convertible debentures. Subsequent to September 30, 1998, Heng Fung Finance purchased an additional $1,000,000 12% convertible debenture in order for the company to acquire Class B common shares of FDFI in accordance with the FDFI Offering Memorandum described in Note 9.

               FRONTEER FINANCIAL HOLDINGS, LTD. AND SUBSIDIARIES

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

On February 16, 1996, the Company commenced a private placement of 6,000,000 shares of its $.0l par value common stock at a price of $1.00 per share, and 6,000,000 Class A redeemable common stock purchase warrants at a price of $.10 per warrant (collectively, the Private Placement). The warrants entitle the holder to purchase one share of common stock at $1.50 per share at any time until May 1, 2000. 5,958,658 shares of common stock and warrants were issued through the Private Placement for proceeds of $5,859,563, net of issuance costs of $694,961. In addition, the Company issued 595,865 warrants to AFFC in accordance with the Private Placement which allows the holder to purchase one share of common stock at a price of $1.50 per warrant until May 1, 2000.

The Company has granted options pursuant to three stock option plans, the Incentive Stock Option Plan, (1988 Plan), the 1996 Incentive and Nonstatutory Option Plan (1996 Plan), and the September 1996 Incentive and Nonstatutory Option Plan (September 1996 Plan). Options were granted to certain officers and employees of the Company in accordance with the criteria of each individual plan at exercise prices ranging from $.625 to $1.00 per share. As of September 30, 1998 2,580,000 options are exercisable. During the years ending September 30, 1999, 2000, 2001, 2002 and 2003, 732,333, 457,333 142,334, 109,000 and 109,000
options become exercisable. As of September 30, 1998, the Company had also granted 700,000 nonqualified stock options to certain employees at an exercise price of $1.00 per share. These options expire April 2, 2008 and are exercisable 50,000 per year beginning March 18, 1999, plus an additional 20,000 shares per year if branch where employees work meets projected profits each year for five years.

               FRONTEER FINANCIAL HOLDINGS, LTD. AND SUBSIDIARIES

The following represents additional information relative to stock option activity:

                                                                         September
                                Total        1988 Plan     1996 Plan     1996 Plan   Nonqualified
                                -----        ---------     ---------     ---------   ------------
Outstanding as of
   September 30, 1996.....    3,390,000       557,000     1,250,000     1,243,000       340,000
      Expired ............     (340,000)         --            --            --        (340,000)
      Granted ............      340,000          --            --            --         340,000
      Canceled ...........     (125,000)     (100,000)      (10,000)      (15,000)         --
                             ----------    ----------    ----------    ----------    ----------
Outstanding as of
   September 30, 1997.....    3,265,000       457,000     1,240,000     1,228,000       340,000
      Expired ............     (340,000)         --            --            --        (340,000)
      Granted ............    2,070,000          --            --       1,370,000       700,000
      Canceled ...........     (165,000)         --         (35,000)     (130,000)         --
                             ----------    ----------    ----------    ----------    ----------
Outstanding as of
   September 30, 1998.....    4,830,000       457,000     1,205,000     2,468,000       700,000
                             ==========    ==========    ==========    ==========    ==========

Expiration dates:
           2006 ..........    1,530,000       457,000       615,000       458,000          --
           2007 ..........      360,000          --         160,000       200,000          --
           2008 ..........    2,350,000          --         160,000     1,490,000       700,000
           2009 ..........      320,000          --         160,000       160,000          --
           2010 ..........      270,000          --         110,000       160,000          --
                             ----------    ----------    ----------    ----------    ----------
Outstanding as of
   September 30, 1998.....    4,830,000       457,000     1,205,000     2,468,000       700,000
                             ==========    ==========    ==========    ==========    ==========

On November 25, 1998, the Board of Directors granted the holders of 2,930,000 incentive stock options the opportunity to cancel their existing options and receive new grants at $.20 per share which was equal to the closing price of the common stock as reported on the OTC Bulletin Board on that date. The employees have until February 1, 1999 to decide whether to keep their existing options or elect to receive the replacement options. The replacement options will vest one-third on January 30, 1999, one-third on November 25, 1999 and one-third on November 25, 2000.

Also, on November 25, 1998, the Company granted 2,800,000 nonqualified stock options to purchase shares of common stock to members of the Board of Directors at a price of $.20 per share which was equal to the closing price of the common stock as reported on the OTC Bulletin Board on that date. The options vest at the rate of 20% per year through November 25, 2003 and expire on the anniversary date in 2008; provided, that no option shall be exercisable until and unless basic earnings per share for any fiscal year commencing with the fiscal year ending September 30, 1999, are equal to or exceed $0.10 per share. On this same date, 1,793,500 options were granted to officers and employees from the September 1996 Plan with the same terms except that 1,093,500 of such options do not have the basic earnings per share requirement. These grants are based on shareholder approval to increase the number of shares available for grant pursuant to the September 1996 Plan. If shareholder approval is not obtained, then they become nonqualified options.

               FRONTEER FINANCIAL HOLDINGS, LTD. AND SUBSIDIARIES

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

NOTE 4 - SECURITIES OWNED

Securities owned consisted of the following:

                                                            September 30,
                                                      ----------------------
                                                      1998              1997
                                                      ----              ----

  Corporate securities .....................       $1,401,672           490,505
  U.S. government obligations ..............            3,978            30,549
  Municipal obligations ....................          282,435           350,268
                                                   ----------        ----------

                                                   $1,688,085           871,322
                                                   ==========        ==========

Corporate securities includes $1,066,972 invested in Heng Fung related entities. (See Note 7.)

NOTE 5 - PROPERTY, FURNITURE AND EQUIPMENT

Property, furniture and equipment consisted of the following:

                                                              September 30,
                                                        ----------------------
                                                        1998              1997
                                                        ----              ----
Real property ....................................   $   245,100        565,658
Furniture and equipment ..........................     2,923,665      3,083,863
Automobiles ......................................          --          125,073
Leasehold improvements ...........................       558,520        426,863
                                                     -----------    -----------
                                                       3,727,285      4,201,457
Less accumulated depreciation and amortization ...    (2,186,154)    (2,576,617)
                                                     -----------    -----------

                                                     $ 1,541,131      1,624,840
                                                     ===========    ===========

Property, furniture and equipment, net, included in long-term assets of discontinued operations was $456,957 as of September 30, 1997.

               FRONTEER FINANCIAL HOLDINGS, LTD. AND SUBSIDIARIES

NOTE 6 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following:

                                               September 30,
                                            -----------------
                                            1998         1997

      Trade accounts payable .........   $1,313,225    1,783,812
      Accrued legal reserves .........      500,000      575,000
      Payroll related accounts .......      553,197      997,110
      Other accrued expenses .........      148,438       17,750
                                          ----------   ----------

                                          $2,514,860    3,373,672
                                          ==========   ==========

NOTE 7 - RELATED PARTY ACTIVITY

Since January 1, 1998, Fronteer Capital, Inc., which received the proceeds of the $4,000,000 Convertible Debenture purchased by Heng Fung Private in December 1997 pursuant to the Convertible Debenture Agreement, that is described in Notes 3 and 10, used a portion of the proceeds to purchase approximately 116,430,000 shares of the common stock of Heng Fung Holdings in open market transactions on the Hong Kong Stock Exchange at an average price of approximately $0.02 per share. During the year ended September 30, 1998, the Company recognized an unrealized loss of $1,573,793 on these securities. Two officers and directors of the Company are directors of Heng Fung Holdings. In addition, Mr. Chan beneficially owns approximately 10% of the outstanding common stock of Heng Fung Holdings.

During the year ended September 30, 1998, the Company paid an outside director $50,000 for legal services.

The Company had various notes payable to related parties in the amount of $177,000 as of September 30, 1997. Such notes payable were unsecured, payable on demand, and had interest at a variable rate not to exceed the interest rate on the Company's previous line of credit with a financial institution. As of September 30, 1997, the interest rate was 11.5%. The notes were paid in full during the year ended September 30, 1998.

As a clearing correspondent of MSI, the Company paid MSI clearing fees of $111,512 and $1,096,690 for the years ended September 30, 1998 and 1997, respectively. The Company's $2,045,134 receivable from brokers or dealers and clearing organizations--affiliated organization, primarily relates to broker commissions outstanding from MSI as of September 30, 1997. For the year ended September 30, 1997, Secutron recorded revenues of $275,699 for services performed for MSI.

               FRONTEER FINANCIAL HOLDINGS, LTD. AND SUBSIDIARIES

In accordance with an investment banking agreement, merger and acquisition fees of $100,000 relating to the acquisition of the assets of RAFCO, Ltd. (RAFCO) were paid to a then officer of the Company during the year ended September 30, 1996. This same officer received consulting fees of $131,377 during the year ended September 30, 1997 in the form of a portion of one of AFFC's inventory positions. The inventory positions were transferred to the officer at market value. The officer resigned as an officer of the Company during the year ended September 30, 1998, but remains an employee of the Company.

During the year ended September 30, 1997, a then officer of the Company received $334,000 in noncompetition compensation from the purchaser in conjunction with the sale of the primary assets of the directory business as discussed in Note 2. As of September 30, 1997, the Company had notes payable to the same officer of $100,000. The officer resigned and these amounts were repaid during the year ended September 30, 1998.

During the year ended September 30, 1996, the Company paid fees for legal services of approximately $209,000, to a legal firm partially owned for most of the year by an affiliate of a stockholder of the Company that held approximately 12.4% of the outstanding common stock of the Company at the time the services were performed.

NOTE 8 - LONG-TERM DEBT

Long-term debt is comprised of the following:

                                                                         September 30,
                                                Maturity    Interest  -------------------
  Payee                         Collateral        date        rate       1998      1997
  -----                         ----------      --------    --------     ----      ----
  MSI (1) ....................        (1)          (1)        (1)    $    --    1,500,000
  Guaranty Bank ..............   Real Property   3-01-01      8.50%    116,667    156,667
  Wilton State Bank ..........   Equipment       2-15-00      9.75%       --      125,949
  Other Notes ................   Equipment       Various   Various     114,872    150,590
                                                                       -------    -------
                                                                       231,539  1,933,206
   Less current portion ......                                        (124,007)  (933,113)
                                                                      --------  ---------

                                                                     $ 107,532  1,000,093
                                                                      ========  =========

     (1) The loan was payable to MSI and was issued in conjunction with the sale of the Clearing Operation as discussed in Note 2. The $1,500,000 loan was forgiven and recognized as an extraordinary item during the year ended September 30, 1998.

Included in current and long-term liabilities of discontinued operations as of September 30, 1997 was debt in the total amount of $142,199, of which $69,949 was the current portion.

               FRONTEER FINANCIAL HOLDINGS, LTD. AND SUBSIDIARIES

Minimum principal payments required on long-term debt are as follows for the years ending September 30:


                1999      $124,007
                2000        48,004
                2001        44,683
                2002        14,845
                           -------
                Total     $231,539
                           =======

NOTE 9 - CONVERTIBLE DEBENTURES

On May 26, 1998, FDFI commenced a private placement of 30,000 units (Unit) each consisting of (i) one $1,000 convertible debenture, due August 1, 2008, paying 10% per annum; (ii) 100 Class A common shares; and (iii) warrants exercisable at $3.00 per share for 500 Class A common shares (FDFI Private Placement). The convertible debentures are convertible into Class A common shares at a conversion price of $5.00 per share. As of September 30, 1998, 7,308 units were issued through the FDFI Private Placement for proceeds of $6,297,898, net of issuance costs of $1,010,102.

Per the terms of the FDFI Private Placement, the portion of the cost per Unit allocable to the convertible debentures is 83.4%. Therefore, the convertible debentures were recorded at 83.4% of the face amount of the convertible debentures of $7,308,000 or $6,094,872. The discount on the convertible debentures is being amortized as an adjustment to the stated interest rate of 10% using the interest method. Original issue discount amortization of $6,576 has been recognized through September 30, 1998.

The convertible debentures are scheduled to mature on August 1, 2008 and generally are not callable by FDFI prior to maturity. Interest is at 10% per annum, payable each January 31st and July 31st. These debentures are convertible into shares of Class A common stock of FDFI at a conversion price of $5.00 per share. Accrued interest expense on the convertible debentures at September 30, 1998 was $77,454.

Subsequent to September 30, 1998, 650 additional Units were sold for proceeds of $575,250, net of issuance costs of $74,750.

The Offering Memorandum for the FDFI Private Placement included 3,000,000 shares of authorized Class B common stock, and required Fronteer to purchase Class B common stock in the amount of no less than 26.67% of the amount of Units purchased by outside investors. As of December 15, 1998, the Company has purchased 666,666 shares of the Class B common stock for $2,000,000, half of which was purchased as of September 30, 1998. There were no commissions or expenses associated with the Class B common stock issuance.

               FRONTEER FINANCIAL HOLDINGS, LTD. AND SUBSIDIARIES

NOTE 10 -  CONVERTIBLE DEBENTURES TO RELATED PARTY

In December 1997, the Company sold Heng Fung Finance a ten year $4,000,000 10% Convertible Debenture that is convertible into shares of common stock of the Company at a price of $0.53125 per share until December 15, 2007, unless sooner paid, and an option to purchase a $11,000,000 10% Convertible Debenture that is convertible into shares of common stock of the Company at a price of $0.61 per share until ten years from the date of issue unless sooner paid. Heng Fung Finance partially exercised the option and purchased additional 10% Convertible Debentures totaling $2,500,000. On September 23, 1998, Heng Fung Finance and the Company agreed to amend the terms of the remaining $8,500,000 of the $11,000,000 10% Convertible Debenture by increasing the interest rate to 12%, changing the conversion price to the lower of $0.35 or the fair market value per share, and changing the default conversion price to $0.10 per share. On September 25, 1998, Heng Fung Finance partially exercised its option to purchase $8,500,000 of 12% Convertible Debentures by purchasing a $500,000 12% Convertible Debenture from the Company. As of September 30, 1998, Heng Fung Finance had purchased a total of $7,000,000 in convertible debentures.

The quarterly interest payments on the convertible debentures purchased pursuant to the Convertible Debenture Agreement are currently being made in shares of the Company's common stock and resulted in 412,800 shares being issued through September 30, 1998 to Heng Fung Finance. Subsequent to September 30, 1998, an additional 283,618 common shares of the Company were issued to pay the accrued interest payable at September 30, 1998. Also, subsequent to September 30, 1998, Heng Fung Finance purchased an additional $1,000,000 12% convertible debenture in order for the Company to acquire Class B common shares of FDFI in accordance with the FDFI Offering Memorandum described in Note 9.

NOTE 11 - INCOME TAXES

Income tax expense (benefit) relating to the loss from continuing operations for the three years in the period ended September 30, consisted of the following:

                                               1998        1997          1996
                                               ----        ----          ----

       Current ............................. $  --         99,956        70,799
       Deferred ............................  290,320    (548,480)      (15,000)
                                              -------     -------       -------
                                            $ 290,320    (448,524)       55,799
                                              =======     =======       =======

               FRONTEER FINANCIAL HOLDINGS, LTD. AND SUBSIDIARIES

Income tax expense (benefit) for the years ended September 30, 1998, 1997 and 1996, differs from the amounts computed by applying the U.S. Federal income tax rate of 34% to loss from continuing operations before income taxes as a result of the following:


                                                         1998           1997           1996
                                                         ----           ----           ----

Computed "expected" income tax benefit ..........   $(2,274,242)      (829,201)      (317,679)
Increase (decrease) in income taxes resulting
     from:
   Nondeductible expenses .......................       159,948         10,158         19,998
   State taxes, net of Federal benefit ..........      (150,268)       (82,000)        11,000
   Unconsolidated subsidiaries for tax purposes .      (111,476)        99,956         55,799
   Change in valuation allowance for deferred tax
     assets .....................................     2,504,784        505,000        286,681
   Other ........................................       161,574       (152,437)          --
                                                    -----------    -----------    -----------

   Income tax expense (benefit) .................   $   290,320       (448,524)        55,799
                                                    ===========    ===========    ===========

Temporary differences between financial statement carrying amounts and the tax bases of assets and liabilities that result in significant deferred tax assets and liabilities are as follows:

                                                                      September 30,
                                                                  -------------------
                                                                  1998           1997
Deferred tax assets:
   Deferred rent concessions .............................   $   645,000        652,000
   Forgivable loan .......................................          --          585,000
   Accrued expenses ......................................       459,000        301,000
   Allowance for doubtful accounts .......................       136,000        210,000
   Unamortized employee loans ............................       135,000         35,000
   Unrealized loss on investments ........................       683,000           --
   Investments in subsidiaries and affiliates ............        97,000         97,000
   Contribution and operating loss carryforwards .........     1,992,000        375,000
                                                             -----------    -----------

   Gross deferred tax assets .............................     4,147,000      2,255,000
   Valuation allowance ...................................    (4,096,000)    (1,591,216)
                                                             -----------    -----------

Deferred tax assets after valuation allowance ............        51,000        663,784
Deferred tax liabilities:
   Property and equipment ................................       (51,000)       (50,000)
                                                             -----------    -----------

   Gross deferred tax liabilities ........................       (51,000)       (50,000)

   Net deferred tax asset ................................   $      --      $   613,784
                                                             ===========    ===========

               FRONTEER FINANCIAL HOLDINGS, LTD. AND SUBSIDIARIES

The net deferred tax assets as of September 30, 1997 have been presented in the accompanying consolidated balance sheet as a net long-term deferred asset. Net operating losses of approximately $5,066,000 expire during the years from 2011 to 2013.

The consolidated tax return of the Company for the year ended September 30, 1996 is currently being examined by the Internal Revenue Service. The Company has not received any correspondence from the examiner regarding the status of the examination or any possible adjustments.

In assessing the realizability of deferred tax assets, management considered whether it is more likely than not that the deferred tax asset would be realized. The ultimate realization of the deferred tax asset is dependent on the generation of future taxable income in the period in which the temporary differences become deductible. The Company has established a valuation allowance for deferred taxes due to the uncertainty that the full amount of the deferred tax asset will be utilized. In determining the valuation allowance, management considered factors including the reversal of existing temporary differences and estimates of future taxable income.

NOTE 12 - COMMITMENTS AND CONTINGENCIES

Fronteer and AFFC lease office space under long-term noncancelable operating leases. The leases for office space provide for annual escalations for utilities, taxes, and service costs, as well as escalating rental rates over the term of the leases. Minimum future rental payments required by such leases are as follows for the years ended September 30:

                            1999               $1,829,758
                            2000                1,817,651
                            2001                1,746,355
                            2002                1,581,817
                            2003                1,312,086
                            Thereafter          3,673,388

Rent  expense  included  in  the  consolidated   statements  of  operations  was
$1,809,255,  $1,387,125 and  $1,178,024 for the years ended  September 30, 1998,
1997 and 1996.

               FRONTEER FINANCIAL HOLDINGS, LTD. AND SUBSIDIARIES

A former officer, director and shareholder; individually, and in conjunction with his consulting company filed claims on July 30, 1998 in the District Court for the City and County of Denver, Colorado against the Company, Secutron and MidRange and against certain current and former officers, directors, shareholders and affiliates. The claims asserted that these entities and individuals breached their fiduciary duties, breached contracts, approved an illegal distribution and participated in a fraudulent conveyance. In total, there are twelve asserted claims for relief which seek actual, exemplary damages, costs and attorneys' fees, an injunction and other similar relief. The vast majority of claims for relief are based upon a transaction which was not completed. The Company and its counsel anticipate the filing of a motion for summary judgement regarding those claims on the basis that the transaction assumed to have taken place in the complaint did not, in fact, take place. However, the remaining claims are based upon a written contract entitled Settlement Agreement between Secutron, the claimant and his consulting company. The settlement agreement provided for Secutron to pay $10,000 per month through January 2011 to the consulting company for which $1,500,000 on the breach of contract has been claimed. Little discovery has been conducted at this time. Management is of the opinion that the ultimate outcome will not adversely affect the consolidated financial position or consolidated results of operations of the Company.

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

On April 14, 1998, Fronteer Capital and Heng Fung Finance committed to provide to Global Med Technologies, Inc. (Global) lines of credit for up to $1,650,000 and $1,500,000, respectively, for a total combined loan commitment of $3,150,000 over the following twelve months. The loans bear interest calculated at a rate of 12% per annum and will mature 366 days after April 14, 1998.

Pursuant to the loan commitment provided by Heng Fung Finance, Heng Fung Finance has appointed five members to the Board of Directors of Global, Global has agreed that Global's Board of Directors will not exceed nine and Heng Fung Finance has the option to cancel all Global then existing management and employee contracts. For issuing the commitment, Heng Fung Finance earned warrants to purchase 6,000,000 shares of Global's common stock. The warrants are exercisable at $0.25 per share for up to 10 years and Global agreed to register by July 14, 1998, the shares for resale under the Securities Act of 1933.

As long as Global has used its best efforts to file such registration statement covering such shares with the SEC and responded to any comments from the SEC in a timely manner, Global will not be deemed to be in default under the Heng Fung Finance loan as the shares were not registered for resale by July 14, 1998.

               FRONTEER FINANCIAL HOLDINGS, LTD. AND SUBSIDIARIES

The loan commitment provided by Fronteer Capital has substantially the same terms and conditions as the loan commitment provided by Heng Fung Finance except that, if Heng Fung Finance had not appointed directors to Global's Board of Directors, Fronteer Capital has the right to appoint a maximum of three members to the Board of Directors of Global. Global had the right to draw the $1,650,000 from Fronteer Capital after the total loan from Heng Fung Finance is drawn and if the loan provided by Fronteer Capital is drawn Fronteer Capital will earn warrants to purchase 6,000,000 shares of Global's common stock upon the same terms and conditions as the warrants to purchase 6,000,000 shares of Global's common stock earned by Heng Fung Finance. Dr. Michael I. Ruxin, the Chief Executive Officer of Global, has agreed to personally guarantee the repayment of $1,650,000 of the Fronteer Capital line of credit. The guarantee is limited to certain of Dr. Ruxin's assets. For issuing the commitment, Fronteer Capital has earned warrants to purchase 1,000,000 of the 6,000,000 shares of Global's common stock.

If Global defaults on the repayment of any amount borrowed by Global pursuant to the Heng Fung Finance commitment, all existing members of the Board of Directors of Global will have to resign and Heng Fung Finance will have the right to appoint all new members to the Board of Directors. Heng Fung Finance will also have the right to convert the outstanding amount of the loan into shares of Global's common stock at a conversion price of $0.05 per share, all employment contracts of the management and officers of Global will be invalid immediately, and their employment will be subject to reconfirmation by Heng Fung Finance. If there is no default on the repayment to Heng Fung Finance, or if there is a default and Heng Fung Finance does not exercise its rights on default, Fronteer Capital will have the same rights on default on the repayment of any amounts borrowed pursuant to the Fronteer Capital commitment as Heng Fung Finance as are specified above.

On September 11, 1998, Fronteer Capital, entered into an agreement with FDFI, whereby Fronteer Capital agreed to assign to FDFI its rights to and obligations in the loan commitment to Global. Subsequent to September 30, 1998, Global drew $1,200,000 and as a result, FDFI earned the additional 5,000,000 warrants to purchase 5,000,000 shares of Global's common stock at $0.25 per share.

On September 23, 1998, the Company agreed to amend the terms of the $4,000,000 10% Convertible Debenture Purchase Agreement (Convertible Debenture Agreement) it had entered into with Heng Fung Finance (See Notes 3 and 10). The amendment changed the conversion price to the lower of $0.35 or the market value of the Company's common stock at the time of conversion and increased the interest rate to 12% on the remaining $8,500,000 of the $11,000,000 10% Convertible Debenture. In addition, the amendment changed the conversion price, upon default, to $0.10 per share of the Company's common stock. On September 25, 1998, Heng Fung Finance partially exercised its option to purchase $8,500,000 of 12% Convertible Debentures by purchasing a $500,000 12% Convertible Debenture. As of September 30, 1998, Heng Fung Finance had purchased a total of $7,000,000 of convertible debentures.

               FRONTEER FINANCIAL HOLDINGS, LTD. AND SUBSIDIARIES

On October 7, 1998, FDFI, Heng Fung Finance, and Global entered into an agreement whereby FDFI purchased, Heng Fung Finance sold and Global consented to the sale of $1,000,000 principal amount of loans made by Heng Fung Finance to Global along with a warrant to purchase an aggregate of 4,000,000 shares of Global's common stock. FDFI paid Heng Fung Finance $1,100,000 for the loans and warrants. The loans and warrants purchased by FDFI were a portion of loans and warrants given pursuant to a joint loan commitment made by Heng Fung Finance and Fronteer Capital (subsequently transferred to FDFI) for the benefit of Global.

NOTE 13 - EMPLOYEE STOCK OWNERSHIP AND EMPLOYEE BENEFIT PLANS

The Company has adopted an employee stock ownership plan (ESOP) for its employees. Contributions to the plan are at the discretion of the Board of Directors. All employees as of October 1, 1989, are eligible to participate in the plan, and new employees after that date become eligible on April 1 or October 1 which follows the completion of one year of employment. The plan provides that more than half of the assets in the plan must consist of the Company's common stock. The ESOP is administered by a board of trustees under the supervision of an advisory committee, both of which are appointed by the Company's Board of Directors. Employees 20% vest in ESOP contributions after two years, vesting an additional 20% each year up to 100% after six years in the ESOP. The ESOP has a loan to the Company of $350,000 representing the payment during the year ended September 30, 1997 by the Company of the ESOP's debt. The loan is secured by 436,840 shares of the Company's common stock and is recorded in unearned ESOP shares in the consolidated financial statements. The board of trustees has not determined the method of repayment of the loan to the Company.

Once the board of trustees has determined the method of the loan repayment, the allocation of shares within the ESOP to employees is based on employees wages. For the years ended September 30, 1997 and 1996, the Company contributed $24,898 and $10,500, respectively, to the plan. The Company did not contribute to the plan nor did the Board of Directors commit any shares to the ESOP during the year ended September 30, 1998. The ESOP owns 448,682 shares of the Company's common stock as of September 30, 1998.

The Company has three retirement saving plans covering all employees who are over 21 years of age and have completed one year of eligibility service. The plans meet the qualifications of Section 401(k) of the Internal Revenue Code. Under the plans, eligible employees can contribute through payroll deductions up to 15% of their base compensation. The Company makes a discretionary matching contribution equal to a percentage of the employee's contribution. The Company contributed $83,894, $82,890, and $67,079 for the years ended September 30, 1998, 1997 and 1996, respectively. One of the Company's savings plans owns 2,973 shares of the Company's common stock as of September 30, 1998.

The Company does not provide any post employment benefits to retired or terminated employees.

               FRONTEER FINANCIAL HOLDINGS, LTD. AND SUBSIDIARIES

NOTE 14 - MINIMUM NET CAPITAL REQUIREMENTS

AFFC, as a registered securities broker/dealer, is subject to the Securities and Exchange Commission Uniform Net Capital Rule (Rule 15c3-1) (the Rule). AFFC has elected to operate pursuant to the alternative standard provided by the Rule.

Under the alternative standard, AFFC is required to maintain "net capital" of not less than $250,000. As of September 30, 1998, AFFC had "net capital" of $ 408,204.

               FRONTEER FINANCIAL HOLDINGS, LTD. AND SUBSIDIARIES

NOTE 15 - SEGMENT REPORTING

                                                                    Year ended September 30, 1998
                                 -----------------------------------------------------------------------------------------------
                                 Discontinued *
                                  Operations       AFFC         Secutron        FDFI          Others      Eliminations     Total
                                  ----------       ----         --------        ----          ------      ------------     -----
Consolidated
Revenues from
   unaffiliated customers ......  $      --      18,886,391     8,454,279        37,923         8,711           --       27,387,304
Intersegment revenues ..........         --            --         412,327          --          72,672       (484,999)          --
                                  -----------   -----------   -----------   -----------   -----------    -----------    -----------
Total revenues .................         --      18,886,391     8,866,606        37,923        81,383       (484,999)    27,387,304
                                  -----------   -----------   -----------   -----------   -----------    -----------    -----------
Operating loss .................     (260,995)   (3,910,741)     (281,785)      (46,255)   (2,459,281)          --       (6,959,057)
Other income (expense), net ....         --         250,304           170          --        (370,722)          --         (120,248)
                                  -----------   -----------   -----------   -----------   -----------    -----------    -----------
Loss from operations before
   minority interest and
   income taxes ................     (260,995)   (3,660,437)     (281,615)      (46,255)   (2,830,003)          --       (7,079,305)
                                  ===========   ===========   ===========   ===========   ===========    ===========    ===========
Loss on sale of discontinued
   operations, net of income
   tax  benefit of $159,748 ....     (249,861)         --            --            --            --             --         (249,861)
                                  ===========   ===========   ===========   ===========   ===========    ===========    ===========
Depreciation and
   amortization ................       55,409       323,033        29,802          --          36,399           --          444,643
                                  ===========   ===========   ===========   ===========   ===========    ===========    ===========

Capital expenditures ...........  $      --         722,887        34,392          --           5,203           --          762,482
                                  ===========   ===========   ===========   ===========   ===========    ===========    ===========

Identifiable assets as of
   September 30, 1998 ..........  $      --       5,274,716     1,408,056     7,174,173     6,523,283     (5,009,316)    15,370,912
                                  ===========   ===========   ===========   ===========   ===========    ===========    ===========
                                                                    Year ended September 30, 1997
                                 -----------------------------------------------------------------------------------------------
                                 Discontinued *
                                  Operations       AFFC         Secutron        FDFI          Others      Eliminations     Total
                                  ----------       ----         --------        ----          ------      ------------      -----
Consolidated
Revenues from
   unaffiliated customers ......  $ 5,231,106    18,118,271     6,982,143                        --             --       30,331,520
Intersegment revenues ..........       28,253          --         454,000                        --         (482,253)          --
                                  -----------   -----------   -----------   -----------   -----------    -----------    -----------
Total revenues .................    5,259,359    18,118,271     7,436,143                        --         (482,253)    30,331,520
                                  -----------   -----------   -----------   -----------   -----------    -----------    -----------
Operating profit (loss) ........   (1,083,688)   (2,160,897)      129,215                    (495,496)          --       (3,610,866)
Other income (expense), net ....     (126,991)      123,499          (931)                    (22,885)          --          (27,308)
                                  -----------   -----------   -----------   -----------   -----------    -----------    -----------
Earnings (loss) from operations
   before minority interest
   and income taxes ............   (1,210,679)   (2,037,398)      128,284                    (518,381)          --       (3,638,174)
                                  ===========   ===========   ===========   ===========   ===========    ===========    ===========
Loss on sale of discontinued
   operations, net of income tax
   benefit of $409,692 .........     (666,522)         --            --                          --             --         (666,522)
                                   ===========   ===========   ===========  ===========   ===========    ===========    ===========

Depreciation and amortization ..      752,558       258,227        71,667                        9,051          --        1,091,503
                                  ===========   ===========   ===========   ===========   ===========    ===========    ===========

Capital expenditures ...........  $    68,469       390,403        27,073                        --             --          485,945
                                  ===========   ===========   ===========   ===========   ===========    ===========    ===========

Identifiable assets as of
   September 30, 1997 ..........  $ 1,983,761     6,839,443     1,868,317                     469,828       (158,267)    11,003,082
                                  ===========   ===========   ===========   ===========   ===========    ===========    ===========





                                                                    Year ended September 30, 1996
                                 -----------------------------------------------------------------------------------------------
                                 Discontinued *
                                  Operations       AFFC         Secutron        FDFI          Others      Eliminations     Total
                                  ----------       ----         --------        ----          ------      ------------      -----
Consolidated
Revenues from
   unaffiliated customers ......  $ 7,417,684    14,830,681     6,538,540          --            --             --       28,786,905
Intersegment revenues ..........       70,313          --         437,051          --            --         (507,364)          --
                                  -----------   -----------   -----------   -----------   -----------    -----------    -----------
Total revenues .................    7,487,997    14,830,681     6,975,591          --            --         (507,364)    28,786,905
                                  -----------   -----------   -----------   -----------   -----------    -----------    -----------
Operating profit (loss) ........   (1,122,549)   (2,647,329)      281,775          --        (212,000)          --       (3,700,101)
Other income (expense), net ....     (245,984)      404,597        (6,742)         --            --             --          151,871
Gain on sale of Clearing
   Operation ...................         --       1,332,974          --            --            --             --        1,332,974
                                  -----------   -----------   -----------   -----------   -----------    -----------    -----------
Earnings (loss) from operations
   before minority interest
   and income taxes ............   (1,368,533)     (909,756)      275,033          --        (212,000)          --       (2,215,256)
                                  ===========   ===========   ===========   ===========   ===========    ===========    ===========

Depreciation and amortization ..      823,939       270,419       116,733          --           9,051           --        1,220,142
                                  ===========   ===========   ===========   ===========   ===========    ===========    ===========

Capital expenditures ...........  $   874,595       480,004        54,493          --            --             --        1,409,092
                                  ===========   ===========   ===========   ===========   ===========    ===========    ===========

Identifiable assets as of
   September 30, 1996 ..........  $ 4,426,411     8,729,572     1,456,302          --         522,390       (610,555)    14,524,120
                                  ===========   ===========   ===========   ===========   ===========    ===========    ===========

Identifiable assets by industry are those assets that are used in the Company's operations in each segment. See Note 2 relating to discontinued operations.

*The information in this column is for both the directory business and FMG.

               FRONTEER FINANCIAL HOLDINGS, LTD. AND SUBSIDIARIES

NOTE 16- SUBSEQUENT EVENTS

The Company signed a letter of intent dated September 23, 1998 with Auerbach Financial Group, Inc. (Auerbach) in which it is proposed that Auerbach, Pollak & Richardson, Inc. (APR), a securities broker/dealer subsidiary of Auerbach, and AFFC, be combined into one securities broker/dealer. On October 28, 1998, the Company entered into a letter of commitment with Auerbach in which the Company and Auerbach have outlined the terms that will result in the Company's owning an interest in Auerbach, in Auerbach's acquiring a portion of the business assets of AFFC, and in AFFC and APR forming a strategic alliance. The Company and Auerbach are still discussing the portion of AFFC that will be acquired by Auerbach and the final terms thereof. It is currently contemplated that Auerbach would issue the Company a convertible promissory note and a percentage of the outstanding common stock of Auerbach in exchange for the portion of AFFC acquired by Auerbach from the Company. It is also contemplated that the Company would have the ability to eventually own a majority of Auerbach. The final terms of the transaction have not been agreed upon and any such transaction would be subject to the execution and consummation of a final agreement and obtaining required regulatory approvals.

With respect to the 1998 Private Offering discussed in Note 3, Heng Fung Holdings has guaranteed the payment of each annual 8% cash dividend on the Series B preferred stock sold by the Company if such dividend is not paid by the Company. In consideration for making such guaranty, the Company issued Heng Fung Holdings 250,000 shares of the Company's common stock subsequent to year end. If Heng Fung Holdings is required to make payment as a result of its guaranty, Heng Fung Holdings or its designee will receive a 12% convertible debenture equivalent to the amount that Heng Fung Holdings is required to pay on the guaranty unless the act of the Company in giving Heng Fung Holdings or its designee the 12% convertible debenture would be deemed to be an illegal distribution under the Colorado Business Corporation Act. In such event, Heng Fung Holdings or its designee would receive such number of shares of the Company's common stock as is equal to 90% of the market price of the common stock as of the close of business on October 31 or the next business day, if October 31 is not a business day, on which the dividend is payable divided into the amount of the dividend.

The NASD, which administers the Nasdaq SmallCap Market, has established criteria for securities, including the Company's common stock, to be included on the Nasdaq SmallCap Market. Effective February 23, 1998, in order for the Company's common stock to continue to be included on the Nasdaq SmallCap Market, the Company had to maintain $2 million in net tangible assets, a market capitalization of $35 million or net income of $500,000 in the most recently completed fiscal year or in two of the last three most recently completed fiscal years. In addition, continued inclusion required that the Company have a public float of at least 500,000 shares with a market value of at least $1 million, that there be at least two market-makers in the Company's common stock and that the common stock have a minimum bid price of $1 per share. The maintenance requirements also required the Company to have at least two independent directors and an audit committee, a majority of which are independent directors. The Company's failure to meet the maintenance requirements resulted in the discontinuance of the inclusion of the Company's common stock on the Nasdaq SmallCap Market effective at the close of trading October 21, 1998.

               FRONTEER FINANCIAL HOLDINGS, LTD. AND SUBSIDIARIES

Trading in the Company's common stock has continued to be conducted in the non-Nasdaq over-the-counter market in what are commonly referred to as the electronic bulletin board and the "pink sheets." As a result, an investor may find it more difficult to dispose of or to obtain accurate quotations as to the market value of the Company's common stock. In addition, the Company is subject to a rule promulgated by the SEC which provides that if the Company fails to meet criteria set forth in such rule, various sales practice requirements are imposed on broker/dealers who sell the Company's common stock to persons other than established customers and accredited investors. For these types of transactions, the broker/dealer has to make a special suitability determination for the purchaser and have received the purchaser's written consent to the transactions prior to sale. Consequently, the rule may have an adverse effect on the ability of broker/dealers to sell the Company's common stock, which may affect the ability of purchasers to sell the Company's common stock in the market.