Form 10-Q
period 1998-12-31
FRONTEER FINANCIAL HOLDINGS LTD
filed 1999-02-16
CIK 844780

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1998

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

The registrant had 18,117,084 shares of its $.01 par value common stock outstanding as of February 10, 1999.

                        FRONTEER FINANCIAL HOLDINGS, LTD.
                                    FORM 10-Q
                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1998
                                TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements                                           Page No.

     a.  Consolidated Balance Sheets as of December 31, 1998
            (unaudited) and September 30, 1998................................ 3

     b.  Unaudited Consolidated Statements of Operations for the three months ended December 31, 1998 and 1997.................................. 5

     c.  Unaudited Consolidated Statement of Stockholders' Deficit for the
            three months ended December 31, 1998.............................. 6

     d.  Unaudited Consolidated Statements of Cash Flows for the three months ended December 31, 1998 and 1997.................................. 7

     e.  Notes to Unaudited Consolidated Financial Statements................. 9

Item 2. Management's  Discussion and Analysis of Financial Condition and
        Results of Operations................................................ 15

Item 3. Quantitative and Qualitative Disclosures about Market Risks.......... 17

PART II - OTHER INFORMATION

Item 2. Change in Securities................................................. 17

Item 5. Other Information.................................................... 18

Item 6. Exhibits and Reports on Form 8-K

     a. Exhibits............................................................. 18

     b. Reports on Form 8-K.................................................. 18

Signatures................................................................... 19

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                   FRONTEER FINANCIAL HOLDINGS, LTD. AND SUBSIDIARIES
                                               CONSOLIDATED BALANCE SHEETS


                                                                                                   December 31,    September 30,
ASSETS                                                                                                  1998            1998
------                                                                                             -----------     -------------
                                                                                                   (Unaudited)
CURRENT ASSETS:

Cash and cash equivalents ....................................................................   $  4,262,938       9,112,652
Receivables from brokers or dealers and clearing organizations ...............................        902,008         410,069
Trade receivables ............................................................................      2,184,015       1,157,841
Other receivables ............................................................................        474,446         667,425
Securities owned, at market value ............................................................      1,827,327       1,688,085
Notes receivable .............................................................................      2,200,000            --
Current maturities of investments in debt securities .........................................        203,429            --
Other assets .................................................................................        417,278         261,606
                                                                                                 ------------    ------------

     Total current assets ....................................................................     12,471,441      13,297,678

PROPERTY, FURNITURE AND EQUIPMENT, net of
    accumulated depreciation .................................................................      1,496,361       1,541,131

LONG-TERM INVESTMENTS IN DEBT SECURITIES .....................................................      3,843,783            --

OTHER LONG-TERM ASSETS .......................................................................        619,681         532,103
                                                                                                 ------------    ------------

     Total assets ............................................................................   $ 18,431,266      15,370,912
                                                                                                 ============    ============






See accompanying notes to the consolidated financial statements.












                                   FRONTEER FINANCIAL HOLDINGS, LTD. AND SUBSIDIARIES
                                         CONSOLIDATED BALANCE SHEETS, CONTINUED

                                                                                                   December 31,    September 30,
LIABILITIES AND STOCKHOLDERS' DEFICIT                                                                   1998            1998
-------------------------------------                                                              -----------     -------------
                                                                                                   (Unaudited)

LIABILITIES:
Accounts payable and accrued expenses ........................................................   $  4,782,778       2,514,860
Accrued interest payable to related party ....................................................        198,112         157,111
Current portion of long-term debt ............................................................        109,974         124,007
Current portion of convertible debentures to related party ...................................        500,000         500,000
Deferred revenue .............................................................................         39,600         118,800
Other current liabilities ....................................................................        101,195         306,574
                                                                                                 ------------    ------------

     Total current liabilities ...............................................................      5,731,659       3,721,352

LONG-TERM DEBT, net of current portion .......................................................        103,299         107,532

CONVERTIBLE DEBENTURES .......................................................................      6,657,386       6,101,448

CONVERTIBLE DEBENTURES TO RELATED PARTY ......................................................      7,500,000       6,500,000

DEFERRED RENT CONCESSIONS ....................................................................      1,626,261       1,654,766
                                                                                                 ------------    ------------

     Total liabilities .......................................................................     21,618,605      18,085,098
                                                                                                 ------------    ------------

MINORITY INTEREST IN SUBSIDIARIES ............................................................        335,422         328,991
                                                                                                 ------------    ------------

STOCKHOLDERS' DEFICIT:
Preferred stock, authorized 21,700,000 shares, $.10 par
   value, no shares outstanding ..............................................................           --              --
Series B preferred stock, authorized 3,300,000 shares,
   $0.10 par value, no shares outstanding ....................................................           --              --
Common stock; authorized 100,000,000 shares, $0.01 par
   value; 17,674,475 and 17,140,857 shares issued and
   outstanding as of December 31, 1998 and September 30,
   1998, respectively ........................................................................        176,744         171,408
Additional paid-in capital ...................................................................     11,256,739      11,042,464
Accumulated deficit ..........................................................................    (14,606,244)    (13,907,049)
Unearned ESOP shares .........................................................................       (350,000)       (350,000)
                                                                                                 ------------    ------------

     Total stockholders' deficit .............................................................     (3,522,761)     (3,043,177)
                                                                                                 ------------    ------------

     Total liabilities and stockholders' deficit .............................................   $ 18,431,266      15,370,912
                                                                                                 ============    ============



See accompanying notes to consolidated financial statements.


                                FRONTEER FINANCIAL HOLDINGS, LTD. AND SUBSIDIARIES
                                  UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                Three months ended December 31,
                                                                -------------------------------
                                                                      1998            1997
                                                                      ----            ----
REVENUE:
   Brokerage commissions .....................................   $  3,975,367       3,288,534
   Investment banking ........................................        129,119         356,504
   Trading profits, net ......................................        461,399          77,852
   Other broker/dealer .......................................        555,615         233,286
   Computer hardware and software operations .................      2,959,556       3,269,715
   Interest income on investments in debt securities .........        261,260            --
   Unrealized gain on securities .............................        233,936            --
   Other .....................................................          5,257            --
                                                                 ------------    ------------
                                                                    8,581,509       7,225,891
                                                                 ------------    ------------
COST OF SALES AND OPERATING EXPENSES:
   Broker/dealer commissions .................................      2,380,054       2,338,863
   Computer hardware and software cost of sales ..............      2,729,982       2,392,274
   Interest expense on convertible debentures ................        288,925            --
   General and administrative ................................      3,555,476       2,880,902
   Depreciation and amortization .............................        106,350          87,471
                                                                 ------------    ------------
                                                                    9,060,787       7,699,510
                                                                 ------------    ------------
     Operating loss ..........................................       (479,278)       (473,619)
                                                                 ------------    ------------

OTHER INCOME (EXPENSE):
   Interest income ...........................................         19,372          72,241
   Interest expense ..........................................         (6,999)         (9,466)
   Interest expense to related party .........................       (198,112)           --
                                                                 ------------    ------------
                                                                     (185,739)         62,775
                                                                 ------------    ------------
Loss before minority interest and income taxes ...............       (665,017)       (410,844)
Minority interest in earnings ................................        (12,778)       (145,681)
                                                                 ------------    ------------
Loss from continuing operations before income taxes ..........       (677,795)       (556,525)
Income tax expense (benefit) .................................         21,400        (371,801)
                                                                 ------------    ------------
Loss from continuing operations ..............................       (699,195)       (184,724)
Net loss from discontinued operations ........................           --           (91,704)
                                                                 ------------    ------------
Net loss before extraordinary item, net ......................       (699,195)       (276,428)
Extraordinary item, net of income taxes of $585,000 ..........           --           915,000
                                                                 ------------    ------------
Net income (loss) ............................................   $   (699,195)        638,572
                                                                 ============    ============

Weighted average number of common shares outstanding .........     17,639,131      16,871,557
                                                                 ============    ============
Basic and diluted earnings (loss) per common share:
   Continuing operations .....................................   $       (.04)           (.01)
   Discontinued operations ...................................           --              (.01)
   Extraordinary item ........................................           --               .06
                                                                 ------------    ------------
Total ........................................................   $       (.04)            .04
                                                                 ============    ============




See accompanying notes to consolidated financial statements.

                                         FRONTEER FINANCIAL HOLDINGS, LTD. AND SUBSIDIARIES
                                     UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT





                                                        Common stock          Additional                    Unearned
                                                    --------------------        paid-in    Accumulated         ESOP
                                                    Shares        Amount        capital      deficit          stock         Total
                                                    ------        ------      ----------   -----------      --------        -----

Balances as of September 30, 1998 ...........    17,140,857   $   171,408    11,042,464   (13,907,049)      (350,000)    (3,043,177)

Issuance of common shares for accrued
    interest (Unaudited) ....................       283,618         2,836       154,275          --             --          157,111


Issuance of common shares for guaranty ......       250,000         2,500        60,000          --             --           62,500
   (Note 3) (Unaudited)

Net loss (Unaudited) ........................          --            --            --        (699,195)          --         (699,195)
                                                -----------   -----------   -----------   -----------    -----------    -----------

Balances as of December 31, 1998
   (Unaudited) ..............................    17,674,475   $   176,744    11,256,739   (14,606,244)      (350,000)    (3,522,761)
                                                ===========   ===========   ===========   ===========    ===========    ===========







See accompanying notes to consolidated financial statements.


                                         FRONTEER FINANCIAL HOLDINGS, LTD. AND SUBSIDIARIES
                                           UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                                   Three months ended December 31,
                                                                                                   ------------------------------
                                                                                                      1998                  1997
                                                                                                      ----                  ----

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss) ......................................................................          $  (699,195)              638,572
Adjustments to reconcile net income (loss) to net cash provided by
 (used in) operations:
   Depreciation and amortization .......................................................              106,350                87,471
   Amortization of deferred rent .......................................................              (28,505)              (28,515)
   Loss from discontinued operations ...................................................                 --                  91,704
   Extraordinary item, net of income taxes of $585,000  ................................                 --                (915,000)
   Accretion of investments in debt securities .........................................             (101,934)                 --
   Accretion of original issue discount on convertible debentures ......................               18,256                  --
   Unrealized gain on securities .......................................................             (233,936)                 --
   Minority interest in earnings .......................................................               12,778               145,681
   Other ...............................................................................                 --                  (2,001)
   Changes in operating assets and liabilities:
      Decrease (increase) in receivables from brokers or dealers and
           clearing organizations ......................................................             (491,939)            1,308,933
      Increase in trade receivables ....................................................           (1,026,174)             (310,315)
      Decrease (increase) in other receivables .........................................              192,979              (283,208)
      Decrease in securities owned, net of securities sold but not
           yet purchased ...............................................................               94,694                90,107
      Decrease (increase) in other assets ..............................................              (93,172)              501,260
      Increase (decrease) in accounts payable and accrued expenses .....................            2,267,918            (1,717,251)
      Increase (decrease) in deferred revenue ..........................................              (79,200)              252,750
      Increase (decrease) in other current liabilities .................................               (7,266)              163,797
                                                                                                  -----------           -----------

      Net cash  provided by (used in) in continuing operations .........................              (68,346)               23,985
      Net cash provided by discontinued operations .....................................                 --                 570,648
                                                                                                  -----------           -----------

      Net cash provided by (used in) operating activities ..............................              (68,346)              594,633
                                                                                                  -----------           -----------
(Continued)





See accompanying notes to consolidated financial statements.






                                         FRONTEER FINANCIAL HOLDINGS, LTD. AND SUBSIDIARIES
                                     UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED


                                                                                                   Three months ended December 31,
                                                                                                   ------------------------------
                                                                                                      1998                  1997
                                                                                                      ----                  ----

CASH FLOWS FROM INVESTING ACTIVITIES:

   Purchase of property, furniture and equipment .......................................          $   (61,580)             (162,085)
   Increase in investments in debt securities ..........................................           (3,945,278)                 --
   Increase in notes receivable ........................................................           (2,200,000)                 --
   Other investing activities ..........................................................              (87,578)             (183,361)
   Net cash provided by discontinued operations ........................................                 --                  93,353
                                                                                                  -----------           -----------
   Net cash used in investing activities ...............................................           (6,294,436)             (252,093)
                                                                                                  -----------           -----------
CASH FLOWS FROM FINANCING ACTIVITIES:

   Borrowings on debt ..................................................................                 --                 260,113
   Principal payments on borrowings ....................................................              (18,266)              (74,900)
   Net payments to related parties .....................................................                 --                (177,000)
   Proceeds from issuance of convertible debentures, net of
           offering costs ..............................................................              531,334                  --
   Net proceeds from issuance of convertible debentures to
           related party ...............................................................            1,000,000             4,000,000
   Other financing activities ..........................................................                 --                  (3,474)
                                                                                                  -----------           -----------
   Net cash provided by financing activities ...........................................            1,513,068             4,004,739
                                                                                                  -----------           -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ...................................           (4,849,714)            4,347,279

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD .........................................            9,112,652             2,080,722
                                                                                                  -----------           -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD ...............................................          $ 4,262,938             6,428,001
                                                                                                  ===========           ===========
SUPPLEMENTAL DISCLOSURES:
Cash payments for:
   Interest:
      Continuing operations ............................................................          $     6,999                 9,466
      Discontinued operations ..........................................................                 --                   4,063
                                                                                                  -----------           -----------
                                                                                                  $     6,999                13,529
                                                                                                  ===========           ===========
   Income taxes:
      Continuing operations ............................................................          $      --                   7,047
                                                                                                  ===========           ===========
OTHER INVESTING AND FINANCING ACTIVITIES:
   Forgivable loan recognized as extraordinary item,
      net of income taxes ..............................................................          $      --                 915,000
                                                                                                  ===========           ===========
   Stock issued for interest ...........................................................          $   157,111                  --
                                                                                                  ===========           ===========
   Stock issued for guaranty ...........................................................          $    62,500                  --
                                                                                                  ===========           ===========




See accompanying notes to consolidated financial statements.

               FRONTEER FINANCIAL HOLDINGS, LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


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

These interim financial statements should be read in conjunction with the Annual Report on Form 10-K for the year ended September 30, 1998. Operating results for the three months ended December 31, 1998, are not necessarily indicative of the results that may be expected for the year ending September 30, 1999. Certain reclassifications have been made to prior period's consolidated financial statements to conform to current period presentation.

NOTE 2 - ORGANIZATION AND PRINCIPLES OF CONSOLIDATION

Fronteer Financial Holdings, Ltd. (Fronteer or the Company) is a corporation, which was organized under the laws of the state of Colorado in September, 1988. The Company currently has the following wholly owned operating subsidiaries:
American Fronteer Financial Corporation (AFFC), formerly known as RAF Financial Corporation, which operates as a fully disclosed securities broker/dealer; RAF Services, Inc. of Texas, RAF Services, Inc. of Louisiana and RAF Services, Inc. (collectively, RAF Services), which were established in order to participate in insurance brokerage activities in certain states; Fronteer Capital, Inc., which was formed to operate as a holding company of investment opportunities in "small cap" companies; Corporate Net Solutions, Inc., which was formed to invest in computer and Internet related opportunities; and Fronteer Corporate Services, Inc., a Colorado corporation, which was formed to provide corporate administrative services to Fronteer subsidiaries and other companies. The Company also has a majority owned subsidiary, Secutron Corp. (Secutron), which designs, develops, installs, markets and supports software systems for the securities brokerage industry. The Company owns approximately 73% of Secutron. Secutron has a wholly owned subsidiary, MidRange Solutions Corp., which is a seller of hardware and software products. AFFC and Secutron are Colorado corporations; Fronteer Capital, Inc. is a Delaware corporation; and RAF Services are Louisiana, Nevada and Texas corporations. During 1998, Fronteer Asset Management Corporate, Inc., a wholly owned subsidiary of Fronteer, was formed to provide asset management services and was incorporated in Delaware. Corporate Net Solutions, Inc., and Fronteer Asset Management Corporate, Inc. which were also incorporated in Delaware in 1998, respectively have not commenced operations.

               FRONTEER FINANCIAL HOLDINGS, LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

Fronteer Development Finance Inc. (Fronteer Development), a Delaware corporation, was incorporated in 1998, to operate as a finance company to take advantage of high-yield and other lending opportunities. The Company currently controls approximately 96% of the voting power. Fronteer Development has two wholly owned subsidiaries, Fronteer Income Growth, Inc. (FIGI) and WWW.CREDITCARDWEB.COM CORPORATION (CCW). FIGI was incorporated under the International Business Companies Ordinances of the Territory of the British Virgin Islands and was formed for the purpose of making investments. CCW was formed in January 1999 in Delaware to conduct the business of an Internet based credit card company. Fronteer Development is in the process of establishing a website and plans to expand its operations to include Internet financing services encompassing the following: (i) secured and corporate credit cards;
(ii) securities financing; (iii) liquidity facilities; and (iv) real estate finance.

NOTE 3 - STOCKHOLDERS' DEFICIT

On October 13, 1998, 3,300,000 shares of Class B preferred stock with a par value of $.10 were authorized by the Board of Directors. On October 16, 1998, the Company commenced a private placement of 1,500,000 shares of its Series B preferred stock at a price of $10.00 per share. The Series B preferred stock has a cumulative annual dividend rate of 8% in cash and 7% in shares of Series B preferred stock (1998 Private Offering). AFFC, acting as placement agent, in accordance with the 1998 Private Offering, will be issued between 150,000 and 200,000 warrants, depending on the proceeds of the 1998 Private Offering which allows the holder to purchase shares of the Company's Series B preferred stock at a purchase price of $12.00 per share for five years. AFFC also is to receive a commission of 10% and a non-accountable expense allowance of 3% of the total amount sold. The Series B preferred stock is redeemable by the Company on and after October 2003 at a price of $12.50 per share plus accrued and unpaid dividends. The cash portion of the dividend is guaranteed by Heng Fung Holdings Company Ltd. (Heng Fung Holdings) through October 2003. There have been no issuances of Class B preferred stock as of December 31, 1998.

With respect to the 1998 Private Offering, Heng Fung Holdings has guaranteed the payment of each annual 8% cash dividend on the Series B preferred stock sold by the Company if such dividend is not paid by the Company. In consideration for making such guaranty, the Company issued Heng Fung Holdings 250,000 shares of the Company's common stock during the quarter ended December 31, 1998. If Heng Fung Holdings is required to make payment as a result of its guaranty, Heng Fung Holdings or its designee will receive a 12% convertible debenture equivalent to the amount that Heng Fung Holdings is required to pay on the guaranty unless the act of the Company in giving Heng Fung Holdings or its designee the 12% convertible debenture would be deemed to be an illegal distribution under the Colorado Business Corporation Act. In such event, Heng Fung Holdings or its designee would receive such number of shares of the Company's common stock as is equal to 90% of the market price of the common stock as of the close of business on October 31 or the next business day, if October 31 is not a business day, on which the dividend is payable divided into the amount of the dividend.

On November 25, 1998, the Board of Directors granted the holders of incentive options to purchase 2,930,000 shares of common stock the opportunity to cancel their existing options and receive new options to purchase an equivalent number of shares at $.20 per share which was equal to the closing price of the common stock as reported on the OTC Bulletin Board on that date. The employees had until February 1, 1999 to decide whether to keep their existing options or elect to receive the replacement options. The replacement options vest one-third on January 30, 1999, one-third on November 25, 1999 and one-third on November 25, 2000. All of the holders of incentive options to purchase 2,930,000 shares of common stock elected to receive the replacement options.

               FRONTEER FINANCIAL HOLDINGS, LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


Also, on November 25, 1998, the Company granted options to purchase 2,800,000 shares of common stock to the members of the Board of Directors at a price of $.20 per share which was equal to the closing price of the common stock as reported on the OTC Bulletin Board on that date. The options vest at the rate of 20% per year through November 25, 2003 and expire on the anniversary date in 2008; provided that no option will be exercisable until and unless basic earnings per share of the Company for any fiscal year commencing with the fiscal year ending September 30, 1999, are equal to or exceed $.10 per share. On this same date, options to purchase 1,793,500 shares of common stock were granted under the September 1996 Plan to officers and employees with the same terms, except that options relating to 1,093,500 shares do not have the basic earnings per share requirement. These grants relating to 1,793,500 shares will be incentive options if the shareholders approve the increase in the number of shares available for grant pursuant to the September 1996 Plan. If shareholder approval is not obtained, then the options will be nonqualified options.

On January 28, 1999, Mr. Fai H. Chan, Chairman of the Board of Directors and President of the Company, was granted options to purchase 8,000,000 shares of the Company's common stock at $.30 per share. The options are exercisable immediately through January 27, 2009. The grant was approved by a vote of the Board of Directors in which Mr. Chan abstained.

In February 1999, 442,609 shares of the Company's common stock were issued to Heng Fung Finance Company Limited (Heng Fung Finance) for payment of accrued interest of $198,412 as of December 31, 1998 on the convertible debentures to related party.

NOTE 4 - CLEARING OPERATIONS

On July 23, 1996, the Company sold AFFC's securities brokerage clearing division (Clearing Operation) to MultiSource Services, Inc. (MSI), a new broker/dealer, for a purchase price of $3,000,000, including a $1,500,000 contingency in the form of a forgivable loan, plus the net assets of the Clearing Operation. MSI was formed by OppenheimerFunds, Inc. (OFI) for the purpose of acquiring the Clearing Operation. As a result of this transaction, AFFC became a fully disclosed clearing correspondent of MSI. The loan of $1,500,000 was recorded as a loan payable to MSI and was forgivable based on MSI's revenues during the 28 months following the closing date.

During the year ended September 30, 1997, Fronteer and AFFC were notified by OFI that a decision had been reached by OFI that MSI and its business were not consistent with the long-term business plans of OFI. Subsequently, a new clearing firm was selected for the customer business of AFFC, and the customer business previously cleared by MSI was moved to the new clearing firm in October 1997. MSI reached its revenue targets for the first $750,000 of the loan, and as a result of this and MSI's decision to no longer be in the clearing business, the entire $1,500,000 loan was forgiven. During the quarter ended December 31, 1997, the loan amount of $1,500,000 was recognized as an extraordinary item, net of income taxes of $585,000, or $915,000.

During the quarter ended December 31, 1998, the Company and AFFC entered into an agreement with MSI and OFI pursuant to which MSI would withdraw as a registered broker/dealer with the SEC, resign as a member of the NASD and pay the Company a total of $430,000. As a result of the agreement and closing which occurred on December 16, 1998, OFI would own 100% of the outstanding common stock of MSI. Both the Company and AFFC, and OFI and MSI released each other from any claims as part of the agreement.

               FRONTEER FINANCIAL HOLDINGS, LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE 5 - INVESTMENTS IN DEBT SECURITIES

The Company, through its subsidiary Fronteer Development, has invested in debt securities of various Asian corporations. The Company has classified these debt securities as held-to-maturity securities. Therefore, the investments are reported at amortized cost. The purchase discounts are being amortized to interest income over the remaining life of the security.

As of December 31, 1998, the Company had investments in debt securities of Asian corporations as follows:


                                                     Carrying    Maturity        Interest      Maturity
Corporation                                Cost       Value        Value           Rate          Date
-----------------------------------        ----      --------      -----         --------      --------

Paul Y-ITC ........................   $  686,600   $  735,968   $1,680,000        5.00%        02/03/01
China Resources ...................      842,375      856,091    1,295,000        2.00%        04/30/04
Shanghai Industrial ...............      380,000      384,615      500,000        1.00%        02/24/03
COSCO Treasury ....................      335,750      341,948    1,250,000        1.00%        03/13/03
Shum Yip ..........................      157,500      161,522      250,000        1.20%        08/08/02
First Pacific .....................      588,750      596,616      750,000        2.00%        03/27/02
New World China Finance ...........      204,000      203,429      200,000        4.00%        12/31/99
New World Infrastructure, Ltd. ....      284,000      288,377      400,000        1.00%        04/15/03
Hon Kwok Land Capital .............      466,300      478,646      670,000        1.00%        04/15/03
                                      ----------   ----------   ----------
                                      $3,945,275   $4,047,212   $6,995,000
                                      ==========                ==========
          Less current maturities                    (203,429)
                                                   ----------
          Long-term investments in debt securities $3,843,783
                                                   ==========

The carrying value differs from the original cost by the amount of purchase discount amortized to interest income since the date of purchase. The aggregate market value of the investments in debt securities as of December 31, 1998 was $4,537,506 as quoted on the Hong Kong Stock Exchange.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

On April 14, 1998, Fronteer Capital and Heng Fung Finance committed to provide to Global Med Technologies, Inc. (Global) lines of credit for up to $1,650,000 and $1,500,000, respectively, for a total combined loan commitment of $3,150,000 over the following twelve months. Fronteer Capital subsequently assigned its commitment to Fronteer Development. The loans bear interest calculated at a rate of 12% per annum and will mature 366 days after April 14, 1998. As of December 31, 1998, Global had drawn $1,200,000 with a remaining commitment of $450,000.

               FRONTEER FINANCIAL HOLDINGS, LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


On October 7, 1998, Fronteer Development, Heng Fung Finance, and Global entered into an agreement whereby Fronteer Development purchased, Heng Fung Finance sold and Global consented to the sale of $1,000,000 principal amount of loans made by Heng Fung Finance to Global along with a warrant to purchase an aggregate of 4,000,000 shares of Global's common stock. Fronteer Development paid Heng Fung Finance $1,100,000 for the loans and warrants. The loans and warrants purchased by Fronteer Development were a portion of loans and warrants given pursuant to a joint loan commitment made by Heng Fung Finance and Fronteer Capital (subsequently transferred to Fronteer Development) for the benefit of Global on April 14, 1998.

The Company previously sold Heng Fung Finance a ten year $4,000,000 10% Convertible Debenture that is convertible into shares of common stock of the Company and an option to purchase an $11,000,000 12% Convertible Debenture that is convertible into shares of common stock of the Company. As of December 31, 1998, Heng Fung Finance had purchased a total of $8,000,000 of convertible debentures, of which $1,000,000 had been purchased during the quarter ended December 31, 1998. The option to purchase the $11,000,000 12% Convertible Debenture has $7,000,000 available under option. The principal is due in ten years except for one installment of $500,000 due in March 1999.

A former officer, director and shareholder; individually, and in conjunction with his consulting company filed claims on July 30, 1998 in the District Court for the City and County of Denver, Colorado against the Company, Secutron and MidRange and against certain current and former officers, directors, shareholders and affiliates. The claims asserted that these entities and individuals breached their fiduciary duties, breached contracts, approved an illegal distribution and participated in a fraudulent conveyance. In total, there are twelve asserted claims for relief, which seek actual, exemplary damages, costs and attorneys' fees, an injunction and other similar relief. The vast majority of claims for relief are based upon a transaction, which was not completed. The Company and its counsel anticipate the filing of a motion for summary judgment regarding those claims on the basis that the transaction assumed to have taken place in the complaint did not, in fact, take place. However, the remaining claims are based upon a written contract entitled Settlement Agreement between Secutron, the claimant and his consulting company. The settlement agreement provided for Secutron to pay $10,000 per month through January 2011 to the consulting company for which $1,500,000 on the breach of contract has been claimed. Little discovery has been conducted at this time. Management is of the opinion that the ultimate outcome will not adversely affect the consolidated financial position or consolidated results of operations of the Company.

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

               FRONTEER FINANCIAL HOLDINGS, LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE 7 - SUBSEQUENT EVENTS

The Company previously reported that it had signed letters with Auerbach Financial Group, Inc. ("Auerbach") in which the Company and Auerbach outlined the terms that would result in the Company owning an interest in Auerbach, in Auerbach acquiring a portion of the business assets of AFFC, and in AFFC and Auerbach, Pollak & Richardson, Inc. ("APR"), a securities broker/dealer subsidiary of Auerbach, forming a strategic alliance. Negotiations for Auerbach to acquire a portion of the assets of AFFC have been discontinued. It is currently contemplated that the Company will have the opportunity to acquire for cash a minority interest in Auerbach of 24.9%, and that APR and AFFC will form a strategic alliance. Specific terms of the minority interest investment or the strategic alliance have not been finalized.

The Company controls approximately 96% of the voting power and approximately 46% of the outstanding common shares of Fronteer Development. The Boards of Directors of Fronteer Development and the Company plan to cause the Class B common stock to be exchanged for Class A common stock. The Class B common stock has a voting power equivalent to 30 votes for each share. The Class A Common Stock has one vote per share. As a result, all shares of the common stock will have the identical rights, powers, preferences, privileges and restrictions.

The Boards of Directors of Fronteer Development and the Company also plan to have to have Fronteer Development have authorized preferred stock. The Preferred Stock may be issued from time to time in one or more series as the Board of Directors of Fronteer Development may determine, without shareholder approval. The Board is empowered to fix and determine the designations, preferences, rights, qualifications, limitations and restrictions of the series.

The Board of Directors of Fronteer Development, with the consent of the Company, also plans to designate one share of the Series A preferred stock. The share will be entitled to 50% of all votes entitled to be cast in the election of directors. Other than in the election of directors, the Series A preferred share will have no voting rights. The share will be issued to Pleasemore, Ltd., a British Virgin Islands company wholly owned by Mr. Fai H. Chan, Chairman of the Board of Directors of Fronteer Development, and Chairman of the Board and President of the Company.

As a result of the above changes, the Company will be entitled to 46% of the votes entitled to be cast in the election of directors, and 46% of the votes entitled to vote in other matters. Pleasemore, Ltd. will be entitled to 50% of the votes entitled to be cast in the election of the directors of Fronteer Development.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Revenues for the three months ended December 31, 1998 were $8,581,509, an increase of $1,355,618 or 18.5% over the $7,225,891 for the three months ended December 31, 1997. The increase is primarily a result of increases in brokerage commissions of $686,833, trading profits of $383,547, interest income on Fronteer Development investments in debt securities of $261,260 and an unrealized gain on securities of $233,936. The increase in brokerage commissions is due to increased volume. The unrealized gain pertains to investments in Asian securities.

Computer hardware and software revenues were $2,959,556 for the three months ended December 31, 1998, a decrease of $310,159 or 9.5% from $3,269,715 for the three months ended December 31, 1997. The three months in the prior year included amounts attributable to new contracts secured by Secutron for software development.

Computer hardware and software costs increased 14.1% or $337,708 to $2,729,982 for the three months ended December 31, 1998. The increase primarily relates to a change in product mix. The prior year period revenues and associated costs were concentrated more heavily in consulting contracts than in hardware and software sales. The current year period revenues and associated costs were more concentrated in hardware and software sales which have a lower profit margin than does consulting. As a result, gross margin for Secutron's computer software and hardware sales for the quarter ended December 31, 1998 of $339,574 are $647,867 less than prior year period gross margin of $877,441.

The minority interest in earnings decreased to $12,778 for the three months ended December 31,1998 from the prior year period amount of $145,681. The decrease primarily relates to the lower margins on product mix for computer hardware and software sales.

The loss from discontinued operations for the three months ended December 31, 1997 of $91,704 represents the net operating activity of the Company's marketing and directory business for which all of the remaining operating assets were sold during the year ended September 30, 1998.

During the quarter ended December 31, 1997, the Company recognized an extraordinary item of $1,500,000, less income taxes of $585,000, or $915,000 net of income taxes. The extraordinary item represents the recognition of the forgivable loan with MSI in accordance with terms and conditions of the forgivable loan agreement. These terms and conditions included the forgiveness of the loan based on revenue targets for MSI. MSI reached the target for forgiveness of $750,000 and thus it was recognized as income. The remaining $750,000 was recognized as income as MSI discontinued operating as a clearing firm in the securities industry which allowed the Company to recognize the remainder in accordance with the agreement.

Interest expense on the convertible debentures issued during the year ended September 30, 1998 by Fronteer Development was $288,925 for the quarter ended December 31, 1998. The proceeds from the convertible debentures were primarily invested in debt securities and notes receivable which earned $261,260 for the quarter.

General and administrative expenses increased $674,574 for the quarter ended December 31, 1998 from the quarter ended December 31, 1997 primarily due to the opening of the branch offices in San Francisco, New York City and Kansas City. The Kansas City office was closed in November of 1998.

Interest expense of $198,112 was incurred on the convertible debentures to Heng Fung Finance for the quarter ended December 31, 1998.

Liquidity and Capital Resources

The Company, as of December 31, 1998, had $4,262,938 in cash and cash equivalents and $6,739,782 in working capital. Cash used in investing activities of $6,294,436 consisted primarily of investments in debt securities of $3,945,278 and advances on short-term notes receivable of $2,200,000. The investments and advances were made by Fronteer Development. Proceeds from issuance of convertible debentures of $531,334 and issuance of the convertible debentures to related party of $1,000,000 provided cash to fund other operating and investing activities.

On October 16, 1998, the Company commenced a private placement of 1,500,000 shares of its Series B preferred stock at a price of $10.00 per share. (1998 Private Offering). The net proceeds are intended to be used to fund working capital and acquire other securities broker /dealers.

On April 14, 1998, Fronteer Capital and Heng Fung Finance committed to provide to Global Med Technologies, Inc. (Global) lines of credit for up to $1,650,000 and $1,500,000, respectively, for a total combined loan commitment of $3,150,000 over the following twelve months. Fronteer Capital subsequently assigned its commitment to Fronteer Development. The loans bear interest calculated at a rate of 12% per annum and will mature 366 days after April 14, 1998. As of December 31, 1998, Global had drawn $1,200,000 with a remaining commitment of $450,000.

The Company previously sold Heng Fung Finance a ten year $4,000,000 10% Convertible Debenture that is convertible into shares of common stock of the Company and an option to purchase an $11,000,000 12% Convertible Debenture that is convertible into shares of common stock of the Company. As of December 31, 1998, Heng Fung Finance had purchased a total of $8,000,000 of convertible debentures, of which $1,000,000 had been purchased during the quarter ended December 31, 1998. The option to purchase the $11,000,000 12% Convertible Debenture has $7,000,000 available remaining under option. The principal is due in ten years except for one installment of $500,000 due in March 1999.

A good portion of the Company's assets are highly liquid, consisting mainly of assets that are readily convertible into cash. These assets are financed by the Company's equity capital, long-term debt and accounts payable. Changes in the amount of securities owned by the Company and receivables from brokers or dealers and clearing organizations directly affect the amount of the Company's financing requirements.

Management believes that the Company's cash flows from operations, the option of additional purchases of convertible debentures by Heng Fung Finance, proceeds expected to be received from the 1998 Private Offering and cash on hand will be sufficient to fund its debt service, expected capital costs and other liquidity requirements for the foreseeable future.

Year 2000

The Company has continued with the plans in place as reported as of the fiscal year ended September 30, 1998. The Company has continued working with third-party suppliers of software and related services in resolving Year 2000 issues and anticipates testing will be completed by mid-calendar year 1999. No matters have come to the attention of management of the Company which would indicate that the estimated total cost of the program for compliance should be revised. The cost had been estimated to be less than $50,000. No significant amounts were expended during the quarter ended December 31, 1998. If the Company and the third parties on which it relies are unable to address this issue in a timely manner, it could result in a material financial risk to the Company.

Inflation

The effect of inflation on the Company's operations is not material and is not anticipated to have any material effect in the future.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of September 30, 1998, the Company had investments in Asian equity securities, which exposed the Company to foreign exchange rate risk and equity price risk. During the quarter ended December 31, 1998, the Company purchased debt securities of certain Asian corporations. These securities expose the Company to exchange rate risk as well as credit risk. The following table summarizes the market risks for the Company:

                                           December 31,1998             September 30, 1998
                                     ----------------------------   --------------------------
                                     Fair Value    Carrying Value   Fair Value  Carrying Value
                                     ----------    --------------   ----------  --------------
Foreign Exchange Rate Risk:
     Equity Securities ............ $  1,309,243      1,309,243      1,066,972      1,066,972
     Debt Securities ..............    4,537,506      4,047,212           --             --


Equity Price Risk:

     Equity Securities*............    1,827,327      1,827,327      1,688,085      1,688,085


Credit Risk:

     Debt Securities .............. $  4,537,506      4,047,212           --            --


*Includes the equity securities of the Asian corporations.

PART II - OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES

     Recent Sales of Unregistered Securities

The Company previously sold Heng Fung Finance a ten year $4,000,000 10% Convertible Debenture that is convertible into shares of common stock of the Company and an option to purchase an $11,000,000 12% Convertible Debenture that is convertible into shares of common stock of the Company. As of December 31, 1998, Heng Fung Finance had purchased a total of $8,000,000 in convertible debentures. The interest on the convertible debentures through September 30, 1998 was paid with 283,618 shares of common stock of the Company during the quarter ended December 31, 1998.

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

In October 1998, the Company issued 250,000 shares of its common stock to an affiliate of Heng Fung Holdings in exchange for Heng Fung Holdings' guaranty until October 31, 2003 of the payment by the Company of the 8% cash dividend on the shares of Series B preferred stock offered in the 1998 Private Offering. The sale of the common stock was made in reliance upon the exemption from registration provided by Section 4(2) of the 1933 Act. The purchaser had access to full information concerning the Company and represented that it purchased the common stock for the purchaser's own account and not for the purpose of distribution. The common stock contains a restrictive legend advising that the securities represented by the common stock may not be offered for sale, sold or otherwise transferred without having first been registered under the 1933 Act or pursuant to an exemption from registration under the 1933 Act. No underwriters were involved in the transaction.

ITEM 5.  OTHER INFORMATION

The Company previously reported that it had signed letters with Auerbach Financial Group, Inc. ("Auerbach") in which the Company and Auerbach outlined the terms that would result in the Company owning an interest in Auerbach, in Auerbach acquiring a portion of the business assets of AFFC, and in AFFC and Auerbach, Pollak & Richardson, Inc. ("APR"), a securities broker/dealer subsidiary of Auerbach, forming a strategic alliance. Negotiations for Auerbach to acquire a portion of the assets of AFFC have been discontinued. It is currently contemplated that the Company will have the opportunity to acquire for cash a minority interest in Auerbach of 24.9%, and that APR and AFFC will form a strategic alliance. Specific terms of the minority interest investment or the strategic alliance have not been finalized.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      List of Exhibits:

         27.0     Financial Data Schedule

(b)      Reports on Form 8-K:

A Current Report on Form 8-K dated September 11, 1998, was filed on October 7, 1998. The Current Report contained information under Item 2 relating to amendments to the loan commitment to Global Med Technologies, Inc. and to the terms of the $4,000,000 Convertible Debenture Purchase Agreement with Heng Fung Finance Company Limited. The Current Report also contained information regarding the termination of the letter of intent with Freeman Holding Company, Inc. and the entry into a letter of intent with Auerbach Financial Group, Inc. Amendment No. 1 to the $4,000,000 Convertible Debenture Purchase Agreement was filed as an exhibit under Item 7.

A Current Report on Form 8-K dated October 7, 1998, was filed on October 13,1998. The Current Report contained information under Item 5 relating to the purchase of loans and warrants by Fronteer Development Finance Inc. from Heng Fung Finance Company Limited. The Loan and Warrant Purchase and Sale Agreement was filed as an exhibit under Item 7.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  February 15, 1999    FRONTEER FINANCIAL HOLDINGS, LTD.
                            a Colorado Corporation


                            By: /s/ Gary L. Cook
                                ------------------------------------------------
                                Gary L. Cook
                                Secretary, Treasurer and Chief Financial Officer

                                  Exhibit Index



Exhibit                 Description
-------                 -----------

27.0                    Financial Data Schedule