Form 10-Q
period 1999-03-31
EVISION USA COM INC
filed 1999-05-10
CIK 844780

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1999

                                       OR
[x] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to
                               ----------    ----------
Commission file number  0-17637

                              eVision USA.Com, Inc.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)


          Colorado                                      45-0411501
 ------------------------------                 -------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)

                1700 Lincoln Street, Suite 3200, Denver, CO 80203
                -------------------------------------------------
                    (Address of principal executive offices)

                                 (303) 860-1700
               --------------------------------------------------
              (Registrant's telephone number, including area code)

                        Fronteer Financial Holdings, Ltd.
                  ---------------------------------------------
                 (Former name, former address and former fiscal
                       year if changed since last report)

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

The registrant had 18,536,275 shares of its $.01 par value common stock outstanding as of May 1, 1999.

                              eVISION USA.COM, INC.
                                    FORM 10-Q

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements                                           Page No.

     a. Consolidated Balance Sheets as of March 31, 1999
          (unaudited) and September 30, 1998.................................. 3

     b. Unaudited Consolidated Statements of Operations for the three months and six months ended March 31, 1999 and 1998........................ 5

     c. Unaudited Consolidated Statement of Stockholders' Deficit for the six
          months ended March 31, 1999......................................... 6

     d. Unaudited Consolidated Statements of Cash Flows for the six months ended March 31, 1999 and 1998....................................... 7

     e. Notes to Unaudited Consolidated Financial Statements..................10

Item 2. Management's  Discussion and Analysis of Financial Condition and
        Results of Operations.................................................18

Item 3. Quantitative and Qualitative Disclosures about Market Risk............23

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.....................................................23

Item 2. Changes in Securities.................................................23

Item 4. Submission of Matters to a Vote of Security Holders...................24

Item 5. Other Information.....................................................25

Item 6. Exhibits and Reports on Form 8-K

          a.   Exhibits.......................................................25

          b.   Reports on Form 8-K............................................25

Signatures....................................................................26

                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

                                    eVISION USA.COM, INC. AND SUBSIDIARIES
                                          CONSOLIDATED BALANCE SHEETS

                                                                                                March 31,      September 30,
ASSETS                                                                                            1999             1998
------                                                                                            ----            -----
                                                                                               (Unaudited)

CURRENT ASSETS:
Cash and cash equivalents ...............................................................   $  3,560,235       9,112,652
Receivables from brokers or dealers and clearing organizations ..........................        809,679         410,069
Trade receivables .......................................................................      1,658,206       1,157,841
Other receivables .......................................................................        387,826         667,425
Securities owned, at market value .......................................................      1,793,332       1,688,085
Current portion of long-term notes receivable ...........................................         50,000            --
Current maturities of investments in debt securities ....................................        210,889            --
Other assets ............................................................................        445,909         261,606
                                                                                            ------------    ------------

     Total current assets ...............................................................      8,916,076      13,297,678

PROPERTY, FURNITURE AND EQUIPMENT, net
   of accumulated depreciation ..........................................................      1,431,367       1,541,131

LONG-TERM NOTES RECEIVABLE, net of current portion ......................................      2,650,000            --

LONG-TERM INVESTMENTS IN DEBT SECURITIES ................................................      4,565,540            --

FINANCING COSTS, net of accumulated amortization
   of $50,055 ...........................................................................        888,319            --

OTHER LONG-TERM ASSETS ..................................................................        706,320         532,103
                                                                                            ------------    ------------

     Total assets .......................................................................   $ 19,157,622      15,370,912
                                                                                            ============    ============






See accompanying notes to consolidated financial statements.

                                      eVISION USA.COM, INC. AND SUBSIDIARIES
                                      CONSOLIDATED BALANCE SHEETS, CONTINUED
                                                                                                 March 31,  September 30,
LIABILITIES AND STOCKHOLDERS' DEFICIT:                                                             1999         1998
                                                                                                   ----         ----
                                                                                                (Unaudited)

LIABILITIES:
Accounts payable and accrued expenses ...................................................   $  4,303,706       2,514,860
Accrued interest payable to related party ...............................................        207,500         157,111
Current portion of long-term debt .......................................................        124,007         124,007
Current portion of convertible debentures to related party ..............................        500,000         500,000
Deferred revenue ........................................................................           --           118,800
Other current liabilities ...............................................................        313,513         306,574
                                                                                            ------------    ------------

     Total current liabilities ..........................................................      5,448,726       3,721,352

LONG-TERM DEBT, net of current portion ..................................................         77,095         107,532

CONVERTIBLE DEBENTURES ..................................................................      6,691,444       6,101,448

CONVERTIBLE DEBENTURES TO RELATED PARTY .................................................      7,500,000       6,500,000

DEFERRED RENT CONCESSIONS ...............................................................      1,597,746       1,654,766
                                                                                            ------------    ------------

     Total liabilities ..................................................................     21,315,011      18,085,098
                                                                                            ------------    ------------

MINORITY INTEREST IN SUBSIDIARIES .......................................................      1,300,624         328,991
                                                                                            ------------    ------------

STOCKHOLDERS' DEFICIT:
Preferred stock, authorized 21,700,000 shares, $.10 par
   value, no shares outstanding .........................................................           --              --
Series B preferred stock, authorized 3,300,000 shares,
   $0.10 par value, 20,500 shares issued and outstanding ................................          2,050            --
Common stock; authorized 100,000,000 shares $0.01 par
   value; 18,117,084 and 17,140,857 shares issued and
   outstanding as of March 31, 1999 and September 30,
   1998, respectively ...................................................................        181,170         171,408
Additional paid-in capital ..............................................................     11,552,090      11,042,464
Accumulated deficit .....................................................................    (14,843,323)    (13,907,049)
Unearned ESOP shares ....................................................................       (350,000)       (350,000)
                                                                                            ------------    ------------

     Total stockholders' deficit ........................................................     (3,458,013)     (3,043,177)
                                                                                            ------------    ------------

     Total liabilities and stockholders' deficit ........................................   $ 19,157,622      15,370,912
                                                                                            ============    ============





See accompanying notes to consolidated financial statements.



                                      eVISION USA.COM, INC. AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                                    (Unaudited)

                                                                     Six months ended March 31,         Three months ended March 31,
                                                                     --------------------------         ----------------------------
                                                                      1999              1998              1999              1998
                                                                      ----              ----              ----              ----
REVENUE:
   Brokerage commissions ...................................     $  9,671,542         6,848,614         5,696,175         3,560,080
   Investment banking ......................................          536,244         1,557,974           407,125         1,201,470
   Trading profits, net ....................................          870,506           283,763           409,107           205,911
   Other broker/dealer .....................................        1,025,977           462,806           470,362           229,520
   Computer hardware and software operations ...............        4,946,664         5,087,822         1,987,108         1,818,107
   Interest income on investments in debt securities .......          760,347              --             499,087              --
   Unrealized gain on securities ...........................          333,916              --              99,981              --
   Other ...................................................           34,872              --              29,615              --
                                                                 ------------      ------------      ------------      ------------
                                                                   18,180,068        14,240,979         9,598,560         7,015,088
                                                                 ------------      ------------      ------------      ------------
COST OF SALES AND OPERATING EXPENSES:
   Broker/dealer commissions ...............................        5,955,727         5,216,489         3,575,673         2,877,626
   Computer cost of sales ..................................        4,504,195         4,383,746         1,774,213         1,991,472
   Interest expense on convertible debentures ..............          509,539              --             220,615              --
   General and administrative ..............................        7,281,444         6,233,642         3,725,968         3,352,740
   Depreciation and amortization ...........................          208,841           178,758           102,491            91,287
                                                                 ------------      ------------      ------------      ------------
                                                                   18,459,746        16,012,635         9,398,960         8,313,125
                                                                 ------------      ------------      ------------      ------------
     Operating income (loss) ...............................         (279,678)       (1,771,656)          199,600        (1,298,037)
                                                                 ------------      ------------      ------------      ------------

OTHER INCOME (EXPENSE):
     Interest income .......................................           40,385           140,721            21,013            68,480
     Interest expense ......................................          (18,107)          (17,511)          (11,108)           (8,045)
     Interest expense to related party .....................         (405,611)         (102,222)         (207,499)         (102,222)
     Other .................................................          (64,946)          (26,435)          (64,946)          (26,435)
                                                                 ------------      ------------      ------------      ------------
     Total other income (expense) ..........................         (448,279)           (5,447)         (262,540)          (68,222)

Loss before minority interest and income taxes .............         (727,957)       (1,777,103)          (62,940)       (1,366,259)
Minority interest in (earnings) loss .......................         (129,148)          (12,546)         (116,370)          133,135
                                                                 ------------      ------------      ------------      ------------
Loss from continuing operations before income
   taxes ...................................................         (857,105)       (1,789,649)         (179,310)       (1,233,124)
Income tax (expense) benefit ...............................          (79,169)          552,129           (57,768)          180,328
                                                                 ------------      ------------      ------------      ------------
Loss from continuing operations ............................         (936,274)       (1,237,520)         (237,078)       (1,052,796)
Discontinued operations:
   Loss on sale of discontinued operations, net ............             --            (317,905)             --            (317,905)
   Loss from discontinued operations, net ..................             --            (186,581)             --             (94,877)
                                                                 ------------      ------------      ------------      ------------
Net loss from discontinued operations ......................             --            (504,486)             --            (412,782)
                                                                 ------------      ------------      ------------      ------------
Loss before extraordinary item .............................         (936,274)       (1,742,006)         (237,078)       (1,465,578)
Extraordinary item, net of income taxes ....................             --             915,000              --                --
                                                                 ------------      ------------      ------------      ------------
Net loss ...................................................     $   (936,274)         (827,006)         (237,078)       (1,465,578)
                                                                 ============      ============      ============      ============

Weighted average number of common shares
   outstanding .............................................       17,875,490        16,849,865        18,117,084        16,827,690
                                                                 ============      ============      ============      ============
Basic and diluted loss per common share:
   Continuing operations ...................................     $       (.05)             (.07)             (.01)             (.06)
   Discontinued operations:
      Loss on sale of discontinued operations ..............             --                (.02)             --                (.02)
      Loss from discontinued operations ....................             --                (.01)             --                (.01)
   Extraordinary item ......................................             --                 .05              --                --
                                                                 ------------      ------------      ------------      ------------
Total ......................................................     $       (.05)             (.05)             (.01)             (.09)
                                                                 ============      ============      ============      ============

See accompanying notes to consolidated financial statements.

                                      eVISION USA.COM, INC. AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                                                    (Unaudited)

                                                                        Additional                        Unearned
                                         Preferred        Common          paid-in      Accumulated          ESOP
                                           stock           stock          capital         deficit           stock          Total
                                         ---------        ------        ----------     -----------        ---------        -----

Balances as of
   September 30, 1998 ...........     $      --           171,408      11,042,464     (13,907,049)        (350,000)      (3,043,177)

Issuance of common
   shares for accrued
   interest .....................            --             7,262         347,960            --               --            355,222

Issuance of common
   shares for guarantee .........            --             2,500          60,000            --               --             62,500

Issuance of Series B
   preferred stock, net
   of issuance costs
   of $101,284 ..................           2,050            --           101,666            --               --            103,716

Net loss ........................            --              --              --          (936,274)            --           (936,274)
                                      -----------     -----------     -----------     -----------      -----------      -----------

Balances as of
   March 31, 1999 ...............     $     2,050         181,170      11,552,090     (14,843,323)        (350,000)      (3,458,013)
                                      ===========     ===========     ===========     ===========      ===========      ===========












See accompanying notes to consolidated financial statements.

                                      eVISION USA.COM, INC. AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                    (Unaudited)

                                                                                                      Six months ended March 31,
                                                                                                     1999                   1998
                                                                                                     ----                   ----

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss .............................................................................           $  (936,274)              (827,006)
Adjustments to reconcile net loss to net cash provided by (used in)
   continuing operations:
   Depreciation and amortization .....................................................               208,841                178,758
   Amortization of financing costs ...................................................                50,055                   --
   Amortization of deferred rent .....................................................               (57,020)               (28,515)
   Loss from discontinued operations .................................................                  --                  504,486
   Extraordinary item, net of income taxes of $585,000 ...............................                  --                 (915,000)
   Accretion of discount on investments in debt securities ...........................              (472,404)                  --
   Accretion of original issue discount on convertible
     debentures ......................................................................                58,662                   --
   Unrealized gain on securities .....................................................              (333,916)                  --
   Minority interests in earnings ....................................................               129,148                 12,546
   Changes in operating assets and liabilities:
     Decrease (increase) in receivables from brokers or dealers
       and clearing organizations ....................................................              (399,610)             1,569,255
     Increase in trade receivables ...................................................              (500,365)              (278,761)
     Decrease in other receivables ...................................................               279,599                112,713
     Decrease (increase) in securities owned, net of
       securities sold but not yet purchased .........................................               228,669             (2,643,899)
     Decrease (increase) in other assets .............................................              (121,803)               748,196
     Increase (decrease) in accounts payable
       and accrued expenses ..........................................................             1,788,846             (1,515,360)
     Increase (decrease) in deferred revenue .........................................              (118,800)               251,200
     Increase (decrease) in other current liabilities ................................               412,550               (266,236)
                                                                                                 -----------            -----------

     Net cash provided by (used in) continuing operations ............................               216,178             (3,097,623)
     Net cash provided by discontinued operations ....................................                  --                  763,800
                                                                                                 -----------            -----------

     Net cash provided by (used in) operating activities .............................               216,178             (2,333,823)
                                                                                                 -----------            -----------

(Continued)



See accompanying notes to consolidated financial statements.



                                      eVISION USA.COM, INC. AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
                                                    (Unaudited)


                                                                                                      Six months ended March 31,
                                                                                                     1999                   1998
                                                                                                     ----                   ----

CASH FLOWS FROM INVESTING ACTIVITIES:

   Purchase of property, furniture and equipment .....................................           $   (99,076)              (291,103)
   Purchases of debt securities ......................................................            (4,635,275)                  --
   Proceeds from sale of debt securities .............................................               331,250                   --
   Advances on long-term notes receivable ............................................            (2,700,000)                  --
   Other investing activities ........................................................              (174,217)              (508,647)
   Net cash provided by discontinued operations ......................................                  --                  221,975
                                                                                                 -----------            -----------

   Net cash used in investing activities .............................................            (7,277,318)              (577,775)
                                                                                                 -----------            -----------

CASH FLOWS FROM FINANCING ACTIVITIES

   Borrowings on debt ................................................................                  --                  260,113
   Principal payments on borrowings ..................................................               (30,437)              (332,393)
   Net proceeds from issuance of convertible debentures,
     net of offering costs ...........................................................               531,334                   --
   Net proceeds from issuance of convertible debentures to
     related party ...................................................................             1,000,000              4,000,000
   Net proceeds from issuance of Series B preferred stock,
     net of offering costs ...........................................................               103,716                   --
   Other financing activities ........................................................               (95,890)               228,403
                                                                                                 -----------            -----------

   Net cash provided by financing activities .........................................             1,508,723              4,156,123
                                                                                                 -----------            -----------

NET (DECREASE) INCREASE IN CASH AND
   CASH EQUIVALENTS ..................................................................            (5,552,417)             1,244,525

CASH AND CASH EQUIVALENTS, BEGINNING OF
   PERIOD ............................................................................             9,112,652              2,080,722
                                                                                                 -----------            -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD .............................................           $ 3,560,235              3,325,247
                                                                                                 ===========            ===========

(Continued)



See accompanying notes to consolidated financial statements.



                                      eVISION USA.COM, INC. AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
                                                    (Unaudited)


                                                                                                      Six months ended March 31,
                                                                                                     1999                   1998
                                                                                                     ----                   ----
SUPPLEMENTAL DISCLOSURES RELATED TO STATEMENTS OF CASH FLOWS

Cash payments for:
   Interest:
     Continuing operations ...........................................................           $     375,533     8,161
     Discontinued operations .........................................................                    --       9,350
                                                                                                 -------------   -------

                                                                                                 $     375,533    17,511
                                                                                                 =============   =======
   Income taxes:
     Continuing operations ...........................................................           $        --       7,047
                                                                                                 =============   =======

Other investing and financing activities:
   Forgivable loan recognized as extraordinary item, net
     of income taxes of $585,000 .....................................................           $        --     915,000
                                                                                                 =============   =======

   Common stock received in disposition of net assets of
     discontinued operations .........................................................           $        --     493,500
                                                                                                 =============   =======

   Stock issued for interest .........................................................           $     355,222      --
                                                                                                 =============   =======

   Stock issued for guarantee ........................................................           $      62,500      --
                                                                                                 =============   =======









See accompanying notes to consolidated financial statements.

                     eVISION USA.COM, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited consolidated financial statements of eVision USA.Com, Inc. and subsidiaries (eVision or the Company) formerly known as Fronteer Financial Holdings, Ltd. (Fronteer), have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and disclosures necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. In the opinion of management, these financial statements reflect all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the results of operations and financial position for the interim periods presented.

The preparation of interim financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

These interim financial statements should be read in conjunction with the Annual Report on Form 10-K as of and for the year ended September 30, 1998. Operating results for the six or three months ended March 31, 1999, are not necessarily indicative of the results that may be expected for the year ended September 30, 1999.

NOTE 2 - ORGANIZATION AND PRINCIPLES OF CONSOLIDATION

eVision is a corporation, which was organized under the laws of the state of Colorado in September 1988. On April 15, 1999, the shareholders voted to change the name of the Company from Fronteer to eVision. The Company currently has the following wholly owned operating subsidiaries: American Fronteer Financial Corporation (AFFC), formerly known as RAF Financial Corporation, which operates as a fully disclosed securities broker/dealer; RAF Services, Inc. of Texas, RAF Services, Inc. of Louisiana and RAF Services, Inc. (collectively, RAF Services), which were established in order to participate in insurance brokerage activities in certain states; Fronteer Capital, Inc., which was formed to operate as a holding company of investment opportunities in "small cap" companies; Corporate Net Solutions, Inc., which was formed to invest in computer and Internet related opportunities; and Fronteer Corporate Services, Inc., a Colorado corporation, which was formed to provide corporate administrative services to eVision subsidiaries and other companies. The Company also has a majority owned subsidiary, Secutron Corp. (Secutron), which designs, develops, installs, markets and supports software systems for the securities brokerage industry. The Company owns approximately 73% of Secutron. Secutron has a wholly owned subsidiary, MidRange Solutions Corp., which is a seller of hardware and software products. AFFC, Secutron and MidRange Solutions Corp. are Colorado corporations; Fronteer Capital, Inc. is a Delaware corporation; and RAF Services are Louisiana, Nevada and Texas corporations. During 1998, Fronteer Asset Management Corporate, Inc., a wholly owned subsidiary of Fronteer, was formed to provide asset management services and was incorporated in Delaware. Corporate Net Solutions, Inc. and Fronteer Asset Management Corporate, Inc., which were also incorporated in Delaware in 1998, have not commenced operations.

                     eVISION USA.COM, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                            MARCH 31, 1999, CONTINUED

eBanker USA.com, Inc. (eBanker), formerly Fronteer Development Finance Inc., a Delaware corporation (Fronteer Development) was incorporated in the state of Delaware, to operate as a finance company. eVision owns approximately 46% of eBanker. In March 1999, Fronteer Development was merged into eBanker, a Colorado corporation, primarily for the purpose of effectuating a name change to eBanker and becoming a Colorado corporation. Fronteer Income Growth Inc. (FIGI), a wholly owned subsidiary of eBanker, was incorporated in September 1998 under the International Business Companies Ordinances of the Territory of the British Virgin Islands. In January 1999, WWW.CREDITCARDWEB.COM CORPORATION, a wholly owned subsidiary of eBanker, was incorporated in Delaware primarily to conduct business as an Internet-based credit card company, but has not yet commenced operations.

The Company formed a subsidiary, eBroker USA.Com, Inc. (eBroker) in March 1999. eBroker is incorporated in Colorado and is expected to be operational in the on-line brokerage business, subject to regulatory approval.

In March 1999, eVision formed a business venture which will focus on the development of business opportunities in technology-based virtual processing arenas. The new business venture, named Q6 Technologies, Inc., a Colorado corporation, will focus initially on value-added transactions processing for selected e-commerce applications, as well as the development of commercial opportunities in digital geographic information services and in satellite internet protocol multicasting. The Company currently owns 21%, and in May 1999 plans to increase its ownership to 65%, of the outstanding common stock of Q6 Technologies, Inc.

NOTE 3 - STOCKHOLDERS' DEFICIT

On January 28, 1999, Mr. Fai H. Chan, Chairman of the Board of Directors and President of the Company, was granted options to purchase 8,000,000 shares of the Company's common stock at $.30 per share. The options are exercisable immediately through January 27, 2009. The grant was approved by a vote of the Board of Directors in which Mr. Chan abstained.

As of September 30, 1998, the Company had accrued interest payable on the convertible debentures to related party of $157,111. During the six months ended March 31, 1999, a total of 726,227 shares of common stock were issued in payment of accrued interest to Heng Fung Finance Company Limited (Heng Fung Finance). As of March 31, 1999, the Company had $207,500 of accrued interest payable on the convertible debentures to related party.

On October 16, 1998, the Company commenced a private placement of 1,500,000 shares of its Series B Preferred Stock at a price of $10.00 per share (1998 Private Offering). The net proceeds are intended to be used to fund working capital and acquire other securities broker /dealers. Through March 31, 1999, the Company received proceeds of $205,000, net of offering costs of $101,284, or $103,716 from the sale of 20,500 shares of Series B Preferred Stock. Subsequent to March 31, 1999, the Company received an additional $50,000, net of offering costs of $5,000, or $45,000, from the sale of 5,000 shares of Series B Preferred Stock.

                     eVISION USA.COM, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                            MARCH 31, 1999, CONTINUED

With respect to the 1998 Private Offering, Heng Fung Holdings Company Limited, an affiliate of the Company, (Heng Fung Holdings) has guaranteed through October 2003 the payment of each annual 8% cash dividend on the Series B Preferred Stock sold by the Company if such dividend is not paid by the Company. In consideration for making such guaranty, the Company issued Heng Fung Holdings 250,000 shares of the Company's common stock during the six months ended March 31, 1999. If Heng Fung Holdings is required to make payment as a result of its guaranty, Heng Fung Holdings or its designee will receive a 12% convertible debenture equivalent to the amount that Heng Fung Holdings is required to pay on the guaranty unless the act of the Company in giving Heng Fung Holdings or its designee the 12% convertible debenture would be deemed to be an illegal distribution under the Colorado Business Corporation Act. Heng Fung Holdings or its designee would receive such number of shares of the Company's common stock as is equal to 90% of the market price of the common stock as of the close of business on October 31 or the next business day, if October 31 is not a business day, on which the dividend is payable divided into the amount of the dividend.

In May 1999, the Company plans to commence a private offering of 1,500,000 shares of Convertible Series B Preferred Stock. The Convertible Series B Preferred Stock has a cumulative annual dividend rate of 8% in cash and 7% in shares of the Convertible Series B Preferred Stock. The dividend is payable annually beginning October 31, 1999, when and if declared by the Board of Directors. The Convertible Series B Preferred Stock is immediately convertible by the holder into the common stock of the Company at a price of $2.00 per share of common stock. In addition, the Convertible Series B Preferred Stock is automatically convertible into common stock at $2.00 per share at such time as the closing market price of the common stock is at least $4.00 per share for 30 consecutive trading days. The Convertible Series B Preferred Stock is redeemable by the Company on and after October 1, 2003, at a price of $12.50 per share plus any accrued and unpaid dividends. Heng Fung Holdings has guaranteed the payment of any cash dividends that accrue on the Convertible 1998 Private Offering through October 31, 2003. Those who have invested in the 1998 Private Offering will be given the right to exchange their Series B Preferred Stock for an equal number of shares of Convertible Series B Preferred Stock.

                     eVISION USA.COM, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                            MARCH 31, 1999, CONTINUED

NOTE 4 - INVESTMENTS IN DEBT SECURITIES

As of March 31, 1999, investments in debt securities of Asian corporations traded on foreign stock exchanges are as follows:

                                                                                        Coupon
                                                      Carrying    Redemption           Interest          Maturity
Corporation                               Cost         Value         Value               Rate              Date
-----------------------------------       ----        --------    ----------           --------          --------
Paul Y-ITC ........................   $  686,600      849,251    1,680,000              5.00%            02/03/01
China Resources ...................      842,375      946,934    1,720,667              2.00%            04/30/04
Shanghai Industrial ...............      380,000      413,920      732,750              1.00%            02/24/03
Kerry Properties ..................      690,000      711,765      733,500              2.00%            06/15/07
Shum Yip ..........................      157,500      177,250      338,800              1.20%            08/08/02
First Pacific .....................      588,750      639,635    1,005,968              2.00%            03/27/02
New World China Finance ...........      204,000      210,889      223,290              4.00%            12/31/99
New World Infrastructure, Ltd. ....      284,000      311,345      573,600              1.00%            04/15/03
Hon Kwok Land Capital .............      466,300      515,440      790,600              5.30%            07/05/01
                                      ----------   ----------    ---------

                                      $4,299,525    4,776,429    7,799,175
                                      ==========   ==========    =========

The current maturities of carrying values at March 31, 1999 are $210,889 and the long-term maturities are $4,565,540.

The carrying value differs from the original cost by the amount of purchase discount and redemption premium accreted to interest income since the date of purchase. The debt securities carry a premium redemption value over the face amount of each security. If the security is held-to-maturity, the Company will receive a guaranteed premium, above the face value. The purchase discount and the premium for holding each security to maturity are being accreted to interest income over the remaining life of the security.

During the quarter ended March 31, 1999, eBanker sold one of the securities from the investments in debt securities portfolio. The investment in COSCO Treasury was sold and eBanker realized a loss of $26,528. eBanker sold the security because it had evidence of a significant deterioration of the issuer's creditworthiness. Subsequent to the sale of the security, the issuer's published credit ratings were downgraded. The proceeds were invested in another similar debt instrument which eBanker intends to hold-to-maturity.

                     eVISION USA.COM, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                            MARCH 31, 1999, CONTINUED

A summary of the investments in debt securities by maturity is as follows:

                                                              Gross         Gross
                                                            Unrealized    Unrealized
                                               Carrying      Holding       Holding      Fair
Held to Maturity                                Value         Gains         Losses      Value
------------------------------------------     --------     ----------    ----------    -----

Due within one year ......................   $  210,889        4,371         --        215,260

Due after one year through five years ....    3,618,606      132,540      237,406    3,513,740

Due after five years .....................      946,934       52,029         --        998,963
                                             ----------   ----------   ----------   ----------

                                             $4,776,429      188,940      237,406    4,727,963
                                             ==========   ==========   ==========   ==========


NOTE 5 - eBANKER PRIVATE PLACEMENTS

On May 26, 1998, Fronteer Development commenced a private placement of 30,000 units (Units) each consisting of (i) one $1,000 convertible debenture, due August 1, 2008, paying 10% per annum; (ii) 100 Class A shares of common stock and (iii) warrants exercisable at $3.00 per share for 500 Class A shares of common stock (Private Placement). Each Unit sold for $1,000. The convertible debentures are convertible into Class A shares of common stock at a conversion price of $5.00 per share. The Private Placement terminated November 30, 1998. Prior to termination, 7,958 Units, comprising 795,800 shares of Class A common stock; 7,958 convertible debentures and warrants to purchase 3,979,000 shares of Class A common stock at $3.00 per share were issued in the Private Placement for proceeds of $6,832,851 net of issuance costs of $1,125,149. The Offering Memorandum for the Private Placement included 3,000,000 shares of authorized Class B common stock, and required eVision to purchase Class B common stock in the amount of no less than 26.67% of the dollar amount of Units purchased by outside investors. As of March 31, 1999, eVision had purchased 667,461 shares of the Class B common stock for $2,002,384. Pursuant to the terms of the Private Placement, eVision purchased an additional 40,005 shares of Class B common stock at $3.00 per share or $120,015 prior to April 30, 1999. There are no commissions or expenses associated with the Class B common stock issuance.

The offering costs of $1,125,149 have been allocated to the shares of Class A common stock of Fronteer Development and to the convertible debentures in accordance with the allocation of proceeds per the Private Placement. Offering costs of $186,775 were allocated to the Class A common stock of Fronteer Development. Financing costs of $938,374 are being amortized to interest expense over the term of the convertible debentures, ten years. Accumulated amortization at March 31, 1999 was $50,055.

Each share of Class A common stock of Fronteer Development was entitled to one vote. The Class B common stock was owned 100% by eVision. Each share of Class B common stock of Fronteer Development was entitled to 30 votes per share.

                     eVISION USA.COM, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                            MARCH 31, 1999, CONTINUED

On February 19, 1999, the Board of Directors of Fronteer Development and eBanker voted to approve the merger of Fronteer Development into eBanker USA.com, Inc., subject to the approval by the shareholders. The Class A and Class B common stock of Fronteer Development was exchanged for an equivalent number of shares of eBanker common stock. As a result, all shares of the common stock have the identical rights, powers, preferences, privileges and restrictions. The merger of Fronteer Development into eBanker was effective in March 1999 and resulted in the issuance of 1,463,261 shares of eBanker common stock in exchange for all of the Class A and Class B common stock of Fronteer Development. eBanker also authorized the issuance of preferred stock. The preferred stock may be issued from time to time in one or more series as the Board of Directors may determine, without shareholder approval. The Board of Directors is empowered to fix and determine the designations, preferences, rights, qualifications, limitations and restrictions of the series.

In March 1999, the Board of Directors, with the consent of eVision, voted to designate one share of Series A Preferred Stock. The share is entitled to 50% of all votes entitled to be cast in the election of directors. Other than in the election of directors, the share of Series A Preferred Stock has no voting rights. The share will be sold for $1,000 to eVision in May 1999. Accordingly, on purchase of the share of Series A Preferred Stock, eVision will be entitled to 73% of the votes entitled to be cast in the election of directors and 46% of the votes entitled to be cast in other matters.

The Private Placement contained a provision for warrants to be issued to the placement agent. AFFC, as placement agent, received warrants to purchase 79,580 shares of Class A common stock at an exercise price of $3.00 per share. Under the terms of the warrant agreement relating to these warrants, AFFC or its assigns can exercise up to 25% of the warrants through March 30, 1999, as amended by the Board of Directors, and the remaining 75% may be exercised between November 30, 1999 and November 30, 2000. AFFC assigned the warrants to certain individuals who exercised 9,145 warrants in March 1999 for which eBanker received $27,435.

In March 1999, eBanker commenced a second private placement (Second Private Placement) of 3,000,000 units (Second Private Placement Units) each consisting of one share of common stock and one detachable warrant to purchase one share of common stock. Each unit is being offered at a price of $6.00. The detachable warrants will be exercisable to purchase one share of common stock at an exercise price of $8.00 per share after the earlier of 120 days after an initial public offering of the Company's securities or one year after the date of the Second Private Placement until August 31, 2000.

NOTE 6 - LONG-TERM NOTES RECEIVABLE

Included in long-term notes receivable at March 31, 1999 are notes receivable from Global Med Technologies, Inc. (Global) which total $2,650,000.

                     eVISION USA.COM, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                            MARCH 31, 1999, CONTINUED

In September 1998, eBanker agreed to an assignment of a loan commitment from Fronteer Capital to Global. Fronteer Capital had originally committed to lend Global $1,650,000 in April 1998 primarily for working capital. In consideration for the commitment, Fronteer Capital earned warrants to purchase 1,000,000 shares of Global common stock at $0.25 per share. The loan commitment provided for additional warrants to purchase 5,000,000 shares of Global common stock when any amount was drawn on the loan. The initial draw on the loan was during October 1998. Therefore, eBanker received the 5,000,000 warrants to purchase common shares of Global at $0.25 per share. As of March 31, 1999, Global had drawn the full $1,650,000 loan amount.

Also in 1998, eBanker purchased a portion of notes receivable from Global to Heng Fung Finance. The total note receivable from Global was $1,500,000. Of this amount, eBanker purchased $1,000,000 from Heng Fung Finance for $1,100,000 and a warrant to purchase 4,000,000 common shares of Global at $0.25 per share.

The total amount owed eBanker as of March 31, 1999 from Global was $2,650,000. The total warrants held by eBanker and Fronteer Capital to purchase shares of common stock of Global for $0.25 per share is 9,000,000 by eBanker and 1,000,000 by Fronteer Capital, or 10,000,000. The warrants are carried at a cost of $100,000, and are included in other assets. Interest on the loans is 12% per annum. The loans were originally due and the commitment was to expire on April 15, 1999.

If Global defaults on the repayment of any amount borrowed by Global pursuant to the notes originally issued to Heng Fung Finance, all existing members of the board of directors of Global will have to resign and Heng Fung Finance will have the right to appoint all new members to the board of directors. If there is no default on the repayment to Heng Fung Finance, or if there is a default and Heng Fung Finance does not exercise its rights on default, eBanker will have the same rights on default on the repayment of any amounts borrowed pursuant to the Fronteer Capital commitment as Heng Fung Finance as are specified above. In addition, if Global defaulted on the repayment of amounts owed to eBanker and Heng Fung Finance, the loans originally provided that they could be converted to common stock of Global at a default conversion price of $0.05 per share.

In March 1999, eBanker granted an extension of the loan due date until April 15, 2000. In addition, the default conversion price was increased to $0.25 per share from $0.05 per share. In consideration for the extension, Global agreed to pay eBanker a 2% fee of $53,000, payable in shares of Global common stock.

NOTE 7 - DISCONTINUED OPERATIONS

On March 20, 1998, the Company entered into an agreement with North Country Yellow Pages, Inc. (North Country) to sell the remaining net assets used in the directory and telemarketing operations for 493,500 shares of the Company's common stock held by the principals of North Country, Dennis Olson and Lance Olson, former employees of the Company. Mr. Dennis Olson is the former president and director of the Company. The purchase price was based on third party appraisals and management's estimates relating to specific assets and liabilities. The Board of Directors approved the sale on May 14, 1998. Closing was on May 27, 1998. The Company has included in its consolidated financial statements as of and for the six and three months ended March 31, 1998, the loss on disposition related to the sale of the net assets to North Country.

                     eVISION USA.COM, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                            MARCH 31, 1999, CONTINUED

NOTE 8 - CONVERTIBLE DEBENTURES TO RELATED PARTY

The Company previously sold Heng Fung Finance a ten year $4,000,000 10% Convertible Debenture that is convertible into shares of common stock of the Company and an option to purchase an $11,000,000 12% Convertible Debenture that is convertible into shares of common stock of the Company. As of March 31, 1999, Heng Fung Finance had purchased a total of $8,000,000 of convertible debentures, of which $1,000,000 had been purchased during the six months ended March 31, 1999. The option to purchase the $11,000,000 12% Convertible Debenture has $7,000,000 available under option. The principal is due in ten years except for one installment of $500,000 which was due in March 1999, for which the installment due date was extended to March 2000. The Company is to pay Heng Fung Finance a fee of 5% or $25,000, payable in 44,092 common shares of the Company for the extension as determined by the average closing bid price for 15 business days prior to March 23, 1999, or $0.567 per share.

NOTE 9 - EXTRAORDINARY ITEM

On July 23, 1996, the Company sold AFFC's securities brokerage clearing division (Clearing Operation) to MultiSource Services, Inc. (MSI), a new broker/dealer, for a purchase price of $3,000,000, including a $1,500,000 contingency in the form of a forgivable loan, plus the net assets of the Clearing Operation. The loan of $1,500,000 was recorded as a loan payable to MSI and was forgivable based on MSI's revenues during the 28 months following the closing date. MSI reached its revenue targets for the first portion of the forgivable loan by October 1997. As a result, the first $750,000 of the $1,500,000 forgivable loan was recognized as income during the six months ended March 31, 1998. The second and final portion of the loan plus accrued interest payable was canceled in accordance with provisions in the forgivable loan agreement relating to MSI's decision to cease being engaged in the clearing business. The remaining $750,000 was also recognized as income during the six months ended March 31, 1998. Both amounts are shown net of taxes in the consolidated statements of operations.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

A former officer, director and shareholder; individually, and in conjunction with his consulting company, filed claims on July 30, 1998 in the District Court for the City and County of Denver, Colorado against the Company, Secutron and MidRange and against certain current and former officers, directors, shareholders and affiliates. The claims asserted that these entities and individuals breached their fiduciary duties, breached contracts, approved an illegal distribution and participated in a fraudulent conveyance. In total, there are twelve asserted claims for relief, which seek actual, exemplary damages, costs and attorneys' fees, an injunction and other similar relief. The vast majority of claims for relief are based upon a transaction, which was not completed. The Company and its counsel filed a motion for summary judgment regarding those claims on the basis that the transaction assumed to have taken place in the complaint did not, in fact, take place. However, the remaining claims are based upon a written contract entitled Settlement Agreement among Secutron, the claimant and his consulting company. The Settlement Agreement provided for Secutron to pay $10,000 per month through January 2011 to the consulting company for which $1,500,000 on the breach of contract has been claimed. Discovery continues at this time. Management is of the opinion that the ultimate outcome will not adversely affect the consolidated financial position or consolidated results of operations of the Company.

                     eVISION USA.COM, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                            MARCH 31, 1999, CONTINUED

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

SIX MONTHS ENDED MARCH 31, 1999 COMPARED TO SIX MONTHS ENDED MARCH 31, 1998.

Revenues for the six months ended March 31, 1999 were $18,180,068, an increase of $3,939,089 or 27.7% over the revenues of $14,240,979 for the six months ended March 31, 1998. The increase primarily relates to increased brokerage commissions of $2,822,928; an increase in trading profits of $586,743; increased other broker/dealer revenues of $563,171; earnings on investments in debt securities of $760,347 and $333,916 of unrealized gain on investments in equity securities, offset by a decrease in investment banking activity of $1,021,730.

The increase in brokerage commissions of $2,822,928 is due primarily to an increase in trading activity. Customer transactions increased approximately 96% for the six months ended March 31, 1999 compared to the six months ended March 31, 1998. This was partially offset by a decrease in the average commission per transaction ticket of 16%. The primary reasons for the increased activity were general market conditions and positive results from the Company's research recommendations that were acted upon by customers. In addition, branch offices opened during the six months ended March 31, 1998 were open for the entire six month period in the current year.

Trading profits increased $586,743 due primarily to general market conditions and positive results from the Company's research recommendations that were acted upon by customers as well as increases in the Company's positions in securities in which the Company makes a market.

Other broker/dealer revenues increased partly due to commissions earned from loans to Global Med Technologies, Inc., for which AFFC earns a commission. Additionally, the increase in transaction revenue from customers is reflected in this line item. This increase is directly correlated to the increase in trading activity described above.

Computer hardware and software revenues for the six months ended March 31, 1999 were fairly consistent at $4,946,664, a $141,158 or 2.8% decrease from the revenues of $5,087,822 for the six months ended March 31, 1998.

During the six months ended March 31, 1999, the Company invested, through its subsidiary, eBanker, in debt securities of various corporations, which are traded on foreign stock exchanges. The debt securities carry a premium redemption value over the face amount of each security. If the security is held-to-maturity, the Company will receive a guaranteed premium, above the face value. The purchase discount and the premium for holding each security to maturity are being accreted to interest income over the remaining life of the security. Interest income on the investments in debt securities for the six months ended March 31, 1999 was $760,347.

A portion of the proceeds of the $4,000,000 convertible debenture purchased by Heng Fung Private in December 1997 was used to purchase approximately 116,430,000 shares of the common stock of Heng Fung Holdings in open market transactions on the Hong Kong Stock Exchange at an average price of approximately $0.02 per share. For the six months ended March 31, 1999, the Company had recognized an unrealized gain of $333,916 on the investment in Heng Fung Holdings.

Investment banking revenues of $536,244 for the six months ended March 31, 1999 decreased $1,021,730 from the six months ended March 31, 1998 due primarily to the decreased participation in corporate finance underwritings.

The increase in broker/dealer commissions expense of $739,238 or 14.2% for the six months ended March 31, 1999 over the prior period correlates to the increase in brokerage commissions of $2,822,928 over the six months ended March 31, 1998.

Interest expense on the convertible debentures of eBanker for the six months ended March 31, 1999 was $509,539.

The increase in general and administrative expenses for the six months ended March 31, 1999 of $1,047,802 or 16.8% over the comparable prior period reflects increased expenses associated with new branch openings in San Francisco, and New York City. Although the new offices were opened during 1998, they were not open for the entire comparable six month period.

Interest expense to related party of $405,611 increased from the prior period amount of $102,222 as a result of the convertible debentures issued to Heng Fung Finance during 1998.

The minority interest in (earnings) loss represents the minority interest investment in Secutron and eBanker.


The loss from discontinued operations in the prior period represents the loss on sale and net loss from operating activity of the Company's directory and telemarketing businesses of which all of the primary operating assets were sold during 1998.

The extraordinary item in the prior period represents the recognition of the forgivable loan with MSI in accordance with the terms and conditions of the forgivable loan agreement. These terms and conditions included the forgiveness of the loan based on revenue targets for MSI. MSI reached the target for forgiveness of $750,000 and thus it was recognized as income. The remaining $750,000 was recognized as income as MSI discontinued operating as a clearing firm in the securities industry which allowed the Company to recognize the remainder in accordance with the agreement. Both of these amounts are shown net of taxes in the consolidated statement of operations.

THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THREE MONTHS ENDED MARCH 31,
1998

Revenues for the three months ended March 31, 1999 were $9,598,560, an increase of $2,583,472 or 36.8% over the revenues of $7,015,088 for the three months ended March 31, 1998. The increase primarily relates to increased brokerage commissions of $2,136,095; an increase in trading profits of $203,196; increased other broker/dealer revenues of $240,842; earnings on investments in debt securities of $499,087 and $99,981 of unrealized gain on investments in equity securities, offset by a decrease in investment banking activity of $794,345.

The increase in brokerage commissions of $2,136,095 is due primarily to an increase in trading activity. Customer transactions increased approximately 82% partially offset by a decrease in the average commission per ticket of 15%, for the three months ended March 31, 1999 compared to the three months ended March 31, 1998. The primary reasons for the increased activity were general market conditions and positive results from the Company's research recommendations that were acted upon by customers. In addition, branch offices opened during the three months ended March 31, 1998 were open for the entire three month period in the current year.

Trading profits increased 98.7% or $203,196 due primarily to general market conditions and positive results from the Company's research recommendations that were acted upon by customers as well as increases in the Company's positions in securities in which the Company makes a market.

Other broker/dealer revenues increased partly due to commissions earned from loans to Global Med Technologies, Inc., for which AFFC earns a commission. Additionally, the increase in transaction revenue from customers is reflected in this line item. This increase is directly correlated to the increase in trading activity described above.

Computer hardware and software revenues for the three months ended March 31, 1999 were $1,987,108, compared to revenues of $1,818,107, an increase of $169,001 or 9.2% over the three months ended March 31, 1998. This increase reflects Secutron's time and efforts spent with current clients to ensure proprietary software is Year 2000 compliant. The decrease in computer costs of sales of $217,259 or 10.9% compared to the revenue increase for the three months ended March 31, 1999 also reflects Secutron's emphasis on Year 2000 compliance for its proprietary software users and less hardware being sold.

During the first quarter of the fiscal year ending September 30, 1999, the Company, through its subsidiary, eBanker, invested in debt securities of various corporations, which are traded on foreign stock exchanges. The debt securities carry a premium redemption value over the face amount of each security. If the security is held-to-maturity, the Company will receive a guaranteed premium, above the face value. The purchase discount and the premium for holding each security to maturity are being accreted to interest income over the remaining life of the security. Interest income on the investments in debt securities for the three months ended March 31, 1999 was $499,087.

A portion of the proceeds of the $4,000,000 convertible debenture purchased by Heng Fung Private in December 1997 was used to purchase approximately 116,430,000 shares of the common stock of Heng Fung Holdings in open market transactions on the Hong Kong Stock Exchange at an average price of approximately $0.02 per share. For the three months ended March 31, 1999, the Company had recognized an unrealized gain of $99,981 on the investment in Heng Fung Holdings.

Investment banking revenues of $407,125 for the three months ended March 31, 1999 are down $794,345 from the three months ended March 31, 1998 due primarily to the decreased participation in corporate finance underwritings.

The increase in broker/dealer commissions expense for the three months ended March 31, 1999 compared to the prior 1998 period of $698,047 or 24.3% correlates to the increase in brokerage commission revenues.

Interest expense on the convertible debentures of eBanker for the three months ended March 31, 1999 was $220,615.

The increase in general and administrative expenses for the three months ended March 31, 1999 of $373,228 or 11.1% over the comparable prior period reflects increased expenses associated with new branch openings in San Francisco, and New York City. Although the new offices were opened during 1998, they were not open for the entire comparable three month period.

Interest expense to related party increased for the period as a result of the convertible debentures issued to Heng Fung Finance during 1998.

The minority interest in (earnings) losses represents the minority interest investment in Secutron and eBanker.

The loss from discontinued operations in the prior period represents the loss on sale and net loss from operating activity of the Company's directory and telemarketing businesses of which all of the primary operating assets were sold during 1998.

The extraordinary item in the prior period represents the recognition of the forgivable loan with MSI in accordance with the terms and conditions of the forgivable loan agreement. These terms and conditions included the forgiveness of the loan based on revenue targets for MSI. MSI reached the target for forgiveness of $750,000 and thus it was recognized as income. The remaining $750,000 was recognized as income as MSI discontinued operating as a clearing firm in the securities industry which allowed the Company to recognize the remainder in accordance with the agreement. Both of these amounts are shown net of taxes in the consolidated statement of operations.

LIQUIDITY AND CAPITAL RESOURCES

The Company, as of March 31, 1999, had $3,560,235 in cash and cash equivalents and $3,467,350 in working capital. Cash flows provided by operating activities totaled $216,178. Cash flows used by investing activities was $7,277,318 and consisted primarily of purchases of debt securities of $4,635,275 and advances on long-term notes receivable of $2,700,000. Cash flows from financing activities of $1,508,723 consisted primarily of proceeds from the issuance of convertible debentures of $531,334; proceeds from the issuance of the convertible debentures to related party of $1,000,000; and $103,716 of net proceeds from the Series B Preferred Stock private placement.

On October 16, 1998, the Company commenced a private placement of 1,500,000 shares of its Series B Preferred Stock at a price of $10.00 per share (1998 Private Offering). The net proceeds are intended to be used to fund working capital and acquire other securities broker /dealers. Through March 31, 1999, the Company received proceeds of $205,000, net of offering costs of $101,284, or $103,716, from the purchase of 20,500 shares of Series B Preferred Stock. Subsequent to March 31, 1999, the Company received an additional $50,000 for 5,000 shares of Series Preferred Stock. In May 1999, the Company plans to commence a private placement of 1,500,000 shares of its Convertible Series B Preferred Stock.

On April 14, 1998, Fronteer Capital and Heng Fung Finance committed to provide to Global Med Technologies, Inc. (Global) lines of credit for up to $1,650,000 and $1,500,000, respectively, for a total combined loan commitment of $3,150,000 over the following twelve months. Fronteer Capital subsequently assigned its commitment to eBanker. The loans bear interest calculated at a rate of 12% per annum and will mature April 15, 2000. As of March 31, 1999, Global had drawn the full amount of $1,650,000 on the eBanker line of credit.

The Company previously sold Heng Fung Finance a ten year $4,000,000 10% Convertible Debenture that is convertible into shares of common stock of the Company and an option to purchase an $11,000,000 12% Convertible Debenture that is convertible into shares of common stock of the Company. As of March 31, 1999, Heng Fung Finance had purchased a total of $8,000,000 of convertible debentures, of which $1,000,000 had been purchased during the six months ended March 31, 1999. The option to purchase the $11,000,000 12% Convertible Debenture has $7,000,000 available remaining under option. The principal is due in ten years except for one installment of $500,000 which was due in March 1999, for which the installment due date was extended to March 2000. The Company is to pay Heng Fung Finance a fee of 5%, or $25,000, payable in 44,092 common shares of the Company as determined by the average closing bid price for 15 business days prior to March 23, 1999, or $0.567 per share.

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

Management believes that the Company's cash flows from operations, the possibility of additional purchases of convertible debentures by Heng Fung Finance, proceeds expected to be received from the 1998 Private Offering and the planned private placement of 1,500,000 shares of its Convertible Series B Preferred Stock and cash on hand will be sufficient to fund its debt service, expected capital costs and other liquidity requirements for the foreseeable future.

Year 2000

To address the Year 2000 issue, the Company has continued with the implementation of its corporate plan as reported in the Company's Annual Report on Form 10-K as of the fiscal year ended September 30, 1998. The Company has continued working with third-party suppliers of software and related services in resolving Year 2000 issues and anticipates testing will be completed by mid-calendar year 1999. No matters have come to the attention of management of the Company which would indicate that the estimated total cost of the program should be revised. The cost had been estimated to be less than $50,000. No significant amounts were expended during the quarter ended March 31, 1999. If the Company and the third parties on which it relies are unable to address the Year 2000 issue in a timely manner, it could result in a material financial risk to the Company.

Inflation

The effect of inflation on the Company's operations is not material and is not anticipated to have any material effect in the future.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of September 30, 1998, the Company had investments in Asian equity securities, which exposed the Company to foreign exchange rate risk and equity price risk. During the six months ended March 31, 1999, the Company purchased debt securities of certain Asian corporations. These securities expose the Company to exchange rate risk as well as credit risk. The following table summarizes the market risks for the Company:

                                                              March 31, 1999                            September 30, 1998
                                                     Fair Value         Carrying Value          Fair Value        Carrying Value
                                                     ----------         --------------          ----------        --------------
Foreign Exchange Rate Risk:
     Equity Securities .........................     $1,441,554            1,441,554            1,066,972            1,066,972
     Debt Securities ...........................      4,727,963            4,776,429                 --                   --

Equity Price Risk:
     Equity Securities* ........................      1,793,332            1,793,332            1,688,085            1,688,085

Credit Risk:
     Debt Securities ...........................      4,727,963            4,776,429                 --                   --

*Includes the equity securities of the Asian corporations.


                           PART II - OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

A former candidate for employment, Jack F. Bruscianelli, filed claims on March 29, 1999 with the National Association of Securities Dealers (NASD) against AFFC, Robert H. Taggart, Robert H. Trapp, Jodee M. Brubaker, Gary L. Cook, and John E. Shuster. The claims assert AFFC and the individuals breached an employment contract and implied obligations of good faith and fair dealing, and asserts fraudulent inducement, misrepresentations and omissions. The former candidate for employment is claiming $450,000 in actual damages; $900,000 in punitive damages; and $30,000 in attorneys' fees. Management is of the opinion that the ultimate outcome will not adversely affect the consolidated financial position or consolidated results of operations of the Company.

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

ITEM 2. CHANGES IN SECURITIES

     Recent Sales of Unregistered Securities

The Company previously sold Heng Fung Finance a ten year $4,000,000 10% Convertible Debenture that is convertible into shares of common stock of the Company and an option to purchase an $11,000,000 12% Convertible Debenture that is convertible into shares of common stock of the Company. As of March 31, 1999, Heng Fung Finance had purchased a total of $8,000,000 in convertible debentures. The accrued interest on the convertible debentures as of December 31, 1998 was paid with 442,609 shares of common stock of the Company during the quarter ended March 31, 1999.

On January 28, 1999, Mr. Fai H. Chan, Chairman of the Board of Directors and President of the Company, was granted an option to purchase 8,000,000 shares of the Company's common stock at $.30 per share. The option is exercisable immediately through January 27, 2009. The grant was approved by a vote of the Board of Directors in which Mr. Chan abstained.

The sales of the convertible debentures, the issuance of shares for interest and the issuance of the option were made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended (1933 Act). The purchasers had access to full information concerning the Company and represented that they purchased the securities for the purchasers' own accounts and not for the purpose of distribution. The convertible debentures, shares and option contain a restrictive legend advising that such securities may not be offered for sale, sold or otherwise transferred without having first been registered under the 1933 Act or pursuant to an exemption from registration under the 1933 Act. No underwriters were involved in the transaction.

On October 16, 1998, the Company commenced a private placement of 1,500,000 shares of its Series B Preferred Stock at a price of $10.00 per share (1998 Private Offering). During the quarter ended March 31, 1999, the Company sold 20,500 shares of Series B Preferred Stock to five persons. Subsequent to March 31, 1999, the Company sold an additional 5,000 shares of Series B Preferred Stock to two persons.

The sales of the Series B Preferred Stock were made in reliance upon the exemption from registration provided by Section 4(2) of the 1933 Act and Regulation D promulgated thereunder. The purchasers had access to full information concerning the Company and represented that they purchased the Series B Preferred Stock for the purchasers' own accounts and not for the purpose of distribution. The Series B Preferred Stock contains a restrictive legend advising that the Series B Preferred Stock may not be offered for sale, sold or otherwise transferred without having first been registered under the 1933 Act or pursuant to an exemption from registration under the 1933 Act. A Form D was filed in connection with the sales. AFFC is the underwriter involved in the transaction and received commissions of $20,500.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company's Annual Meeting of Stockholders held on April 15, 1999, the following members were elected to the Board of Directors:

                                           For                 Withheld
                                           ---                 --------

     Fai H. Chan                        12,981,984              3,838
     Robert H. Trapp                    12,981,484              4,338
     Kwok Jen Fong                      12,981,984              3,838
     Jeffrey M. Busch, Esq.             12,981,484              4,338
     Robert Jeffers, Jr.                12,981,984              3,838


The stockholders voted to adopt an amendment to the Articles of Incorporation of the Company to change the name of the Company to "eVision USA.Com, Inc." There were 12,799,509 votes in favor of the amendment; 168,313 votes against the amendment; and 18,000 votes abstained.

The stockholders voted not to authorize a maximum one-for-twenty reverse split of the Company's outstanding stock. There were 5,305,017 votes in favor of the proposal; 7,545,305 votes against the proposal; and 135,500 votes abstained.

The stockholders voted to adopt an amendment to the September 1996 Incentive and Nonstatutory Stock Option Plan to increase the number of shares of common stock of the Company that are authorized to be optioned and sold under such plan from 2,500,000 to 7,500,000. There were 8,335,512 votes in favor of the amendment; 959,463 votes against the amendment; 4,250 votes abstained; and 3,686,597 were not voted.

ITEM 5. OTHER INFORMATION

On April 30, 1999, the common stock of the Company began trading under the symbol EVIS on April 30, 1999 on the OTC Bulletin Board. The previous symbol was FDIR.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  List of Exhibits:

     3.1 Articles of Amendment to the Articles of Incorporation of the Company, dated April 19, 1999.

     3.2 Articles of Amendment to the Articles of Incorporation of the Company, dated April 23, 1999.

     10.1 Amendment No.1 to $500,000 12% Convertible Debenture, dated March 23, 1999.

     10.2 Guaranty  Agreement  between   the  Company  and  Heng  Fung  Holdings
          Company Limited, dated May 5, 1999.

     10.3 Amendment to the 1996 Incentive and Nonstatutory Stock Option Plan of the Company, dated November 25, 1998.

     10.4 First Amendment to Loan Agreement among Global Med Technologies, Inc., Michael I. Ruxin, M.D., eBanker USA.Com, Inc. and Heng Fung Finance Company Limited dated March 18, 1999.

     27.0 Financial Data Schedule.

(b)  Reports on Form 8-K:

     During the quarter ended March 31, 1999, the Company filed no Current Reports on Form 8-K.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: May 10, 1999                    eVISION USA.COM, INC.,
                                      a Colorado Corporation



                                      By:   /s/ Robert H. Trapp
                                         ----------------------------------
                                         Robert H. Trapp
                                         Managing Director



                                      By:   /s/  Gary L. Cook
                                          ---------------------------------
                                          Gary L. Cook
                                          Chief Financial Officer and
                                          Principal Accounting Officer