Form 10-Q/A
period 1999-03-31
EVISION USA COM INC
filed 1999-05-11
CIK 844780

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

The registrant had 18,536,350 shares of its $.01 par value common stock outstanding as of May 1, 1999.

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

Computer hardware and software revenues for the three months ended March 31, 1999 were $1,987,108, compared to revenues of $1,818,107, an increase of $169,001 or 9.3% over the three months ended March 31, 1998. This increase reflects Secutron's time and efforts spent with current clients to ensure proprietary software is Year 2000 compliant. The decrease in computer costs of sales of $217,259 or 10.9% compared to the revenue increase for the three months ended March 31, 1999 also reflects Secutron's emphasis on Year 2000 compliance for its proprietary software users and less hardware being sold.

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


Date: May 11, 1999                    eVISION USA.COM, INC.,
                                      a Colorado Corporation



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