Form 10-Q
period 1999-06-30
EVISION USA COM INC
filed 1999-08-11
CIK 844780

FORM 10-Q
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1999

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

The registrant had 19,193,631 shares of its $.01 par value common stock outstanding as of July 30, 1999.

                              eVISION USA.COM, INC.
                                    FORM 10-Q

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements                                           Page No.

         a.  Consolidated Balance Sheets as of June 30, 1999 (Unaudited)
               and September 30, 1998......................................... 3

         b.  Unaudited Consolidated Statements of Operations for the three months and nine months ended June 30, 1999 and 1998............ 5

         c. Unaudited Consolidated Statements of Comprehensive Income (Loss) for the three months and nine months ended June 30, 1999 and 1998....................................................... 6

         d   Unaudited Consolidated Statement of Stockholders' Deficit........ 7

         e.  Unaudited Consolidated Statements of Cash Flows for the nine months ended June 30, 1999 and 1998............................ 8


         f.  Notes to Unaudited Consolidated Financial Statements............ 11

Item 2.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations............................................. 20

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.......... 24

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings................................................... 24

Item 2.  Changes in Securities............................................... 24

Item 4.  Submission of Matters to a Vote of Security Holders................. 26

Item 5.  Other Information................................................... 26

Item 6.  Exhibits and Reports on Form 8-K

         a.   Exhibits....................................................... 26

         b.   Reports on Form 8-K............................................ 26

Signatures................................................................... 27

                         PART I - FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS

                          eVISION USA.COM, INC. AND SUBSIDIARIES
                                CONSOLIDATED BALANCE SHEETS



ASSETS                                                   June 30,        September 30
------                                                      1999             1998
                                                         ---------        ----------
                                                        (Unaudited)

CURRENT ASSETS:
Cash and cash equivalents ..........................   $ 5,354,438         9,112,652
Receivable from clearing organization ..............       130,222           410,069
Trade receivables ..................................     2,148,541         1,157,841
Other receivables ..................................       358,646           667,425
Securities owned, at market value ..................     3,288,690         1,688,085
Notes receivable ...................................     2,700,000              --
Investments in debt securities, at fair value ......     5,769,282              --
Other assets .......................................       465,837           261,606
                                                       -----------       -----------

     Total current assets ..........................    20,215,656        13,297,678

PROPERTY, FURNITURE AND EQUIPMENT, net of
   accumulated depreciation ........................     1,538,477         1,541,131

FINANCING COSTS, net of accumulated amortization
   of $73,850 ......................................       864,524              --

OTHER LONG-TERM ASSETS .............................       635,744           532,103
                                                       -----------       -----------

     Total assets ..................................   $23,254,401        15,370,912
                                                       ===========       ===========










See accompanying notes to unaudited consolidated financial statements.


                               eVISION USA.COM, INC. AND SUBSIDIARIES
                               CONSOLIDATED BALANCE SHEETS, CONTINUED


                                                                           June 30,       September 30,
LIABILITIES AND STOCKHOLDERS' DEFICIT:                                       1999             1998
                                                                          -----------     ------------
                                                                          (Unaudited)

LIABILITIES:
Accounts payable and accrued expenses ..............................   $  4,958,274       2,514,860
Accrued interest payable to related party ..........................        209,806         157,111
Current portion of long-term debt ..................................        136,367         124,007
Current portion of convertible debentures to related party .........        500,000         500,000
Deferred revenue ...................................................          9,130         118,800
Other current liabilities ..........................................        150,097         306,574
                                                                       ------------    ------------

     Total current liabilities .....................................      5,963,674       3,721,352

LONG-TERM DEBT, net of current portion .............................        222,193         107,532

CONVERTIBLE DEBENTURES .............................................      6,723,883       6,101,448

CONVERTIBLE DEBENTURES TO RELATED PARTY ............................      7,500,000       6,500,000

DEFERRED RENT CONCESSIONS ..........................................      1,569,231       1,654,766
                                                                       ------------    ------------

     Total liabilities .............................................     21,978,981      18,085,098
                                                                       ------------    ------------

MINORITY INTEREST ..................................................      3,779,854         328,991
                                                                       ------------    ------------

STOCKHOLDERS' DEFICIT:
Preferred stock, authorized 21,700,000 shares, $.10 par
   value, no shares outstanding ....................................           --              --
Convertible Series B preferred stock, authorized 3,000,000
   shares, $0.10 par value, 100,000 shares issued and
   outstanding, redemption value $1,250,000 ........................         10,000            --
Common stock; authorized 100,000,000 shares, $0.01 par
   value; 18,649,449 and 17,140,857 shares issued and
   outstanding as of June 30, 1999 and September 30,
   1998, respectively ..............................................        186,494         171,408
Additional paid-in capital .........................................     12,453,631      11,042,464
Accumulated deficit ................................................    (14,956,892)    (13,907,049)
Unrealized gain on available-for-sale securities ...................        152,333            --
Unearned ESOP shares ...............................................       (350,000)       (350,000)
                                                                       ------------    ------------

     Total stockholders' deficit ...................................     (2,504,434)     (3,043,177)
                                                                       ------------    ------------

     Total liabilities and stockholders' deficit ...................   $ 23,254,401      15,370,912
                                                                       ============    ============

See accompanying notes to unaudited consolidated financial statements.


                                      eVISION USA.COM, INC. AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                                    (Unaudited)


                                                                     Three months ended June 30,         Nine months ended June 30,
                                                                       1999              1998              1999             1998
                                                                       ----              ----              ----             ----
REVENUE:
   Brokerage commissions ...................................     $  4,417,153         4,464,931        14,088,695        11,313,545
   Investment banking ......................................          378,985           256,313           915,229         1,814,287
   Trading profits, net ....................................          265,891           153,349         1,136,397           328,077
   Other broker/dealer .....................................          538,007           392,838         1,563,984           855,644
   Computer hardware and software operations ...............        3,078,874         1,468,540         8,025,538         6,556,362
   Interest income on investments and loans ................          440,707              --           1,201,051              --
   Unrealized gain (loss) on securities ....................          856,824        (1,136,638)        1,190,740        (1,027,603)
   Other ...................................................           29,023              --              63,895              --
                                                                 ------------      ------------      ------------      ------------
                                                                   10,005,464         5,599,333        28,185,529        19,840,312
                                                                 ------------      ------------      ------------      ------------
COST OF SALES AND OPERATING EXPENSES:
   Broker/dealer commissions ...............................        2,666,735         2,887,263         8,622,462         8,103,752
   Computer cost of sales ..................................        2,810,516         1,478,326         7,314,711         5,862,072
   Interest expense on convertible debentures ..............          252,461              --             762,001              --
   General and administrative ..............................        4,065,884         3,509,560        11,347,328         9,743,202
   Depreciation and amortization ...........................          107,303           148,210           316,144           326,968
                                                                 ------------      ------------      ------------      ------------
                                                                    9,902,899         8,023,359        28,362,646        24,035,994
                                                                 ------------      ------------      ------------      ------------

     Operating income (loss) ...............................          102,565        (2,424,026)         (177,117)       (4,195,682)
                                                                 ------------      ------------      ------------      ------------

OTHER INCOME (EXPENSE):
     Interest income .......................................           16,725           235,772            57,110           376,493
     Interest expense ......................................           (9,505)          (96,178)          (27,612)         (215,911)
     Interest expense to related party .....................         (209,806)         (254,166)         (615,416)         (254,166)
     Other .................................................             (558)           29,331           (65,505)           (2,843)
                                                                 ------------      ------------      ------------      ------------
                                                                     (203,144)          (85,241)         (651,423)          (96,427)


Loss before minority interest and income taxes .............         (100,579)       (2,509,267)         (828,540)       (4,292,109)
Minority interest in (earnings) loss .......................           23,384            91,426          (105,764)           78,880
                                                                 ------------      ------------      ------------      ------------
Loss from continuing operations before income taxes ........          (77,195)       (2,417,841)         (934,304)       (4,213,229)
Income tax (expense) benefit ...............................          (36,370)           54,522          (115,539)          606,651
                                                                 ------------      ------------      ------------      ------------
Loss from continuing operations ............................         (113,565)       (2,363,319)       (1,049,843)       (3,606,578)
Discontinued operations:
   Loss from discontinued operations, net ..................             --                --                --            (180,842)
   Loss on sale of discontinued operations, net ............             --                --                --            (317,905)
                                                                 ------------      ------------      ------------      ------------
Net loss before extraordinary item .........................         (113,565)       (2,363,319)       (1,049,843)       (4,105,325)
Extraordinary item, net of income taxes of $585,000 ........             --                --                --             915,000
                                                                 ------------      ------------      ------------      ------------
NET LOSS ...................................................     $   (113,565)       (2,363,319)       (1,049,843)       (3,190,325)
                                                                 ============      ============      ============      ============


Weighted average number of common shares outstanding .......       18,587,843        16,717,813        18,122,941        16,805,848
                                                                 ============      ============      ============      ============

Basic and diluted loss per common share:
   Continuing operations ...................................     $       (.01)             (.14)             (.06)             (.21)
   Discontinued operations:
      Loss from discontinued operations ....................             --                --                --                (.01)
      Loss on sale of discontinued operations ..............             --                --                --                (.02)
                                                                 ------------      ------------      ------------      ------------
                                                                         (.01)             (.14)             (.06)             (.24)
   Extraordinary item ......................................             --                --                --                 .05
                                                                 ------------      ------------      ------------      ------------
Total ......................................................     $       (.01)             (.14)             (.06)             (.19)
                                                                 ============      ============      ============      ============


See accompanying notes to unaudited consolidated financial statements.


                                      eVISION USA.COM, INC. AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                                    (Unaudited)



                                                                      Three months ended June 30,         Nine months ended June 30,
                                                                          1999             1998             1999             1998
                                                                          ----             ----             ----             ----

NET LOSS .......................................................      $ (113,565)      (2,363,319)      (1,049,843)      (3,190,325)

OTHER COMPREHENSIVE INCOME:

   Unrealized gain on available-for-sale securities,
      net of tax of $97,393 ....................................         152,333             --            152,333             --
                                                                      ----------       ----------       ----------       ----------

COMPREHENSIVE INCOME (LOSS) ....................................      $   38,768       (2,363,319)        (897,510)      (3,190,325)
                                                                      ==========       ==========       ==========       ==========


































See accompanying notes to unaudited consolidated financial statements.


                                      eVISION USA.COM, INC. AND SUBSIDIARIES
                                   CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                                                    (Unaudited)


                                      Convertible                                             Accumulated
                                        series B                  Additional                     other        Unearned
                                       preferred      Common        paid-in    Accumulated    comprehensive     ESOP
                                         stock         stock        capital      deficit         income        stock       Total
                                       ---------     --------     ----------   -----------    ------------   ---------     -----

Balances as of
   September 30, 1998 .............  $      --        171,408    11,042,464   (13,907,049)         --       (350,000)    (3,043,177)

Issuance of common shares
   on exercise of stock options ...         --          1,131        21,488          --            --            --          22,619

Issuance of common shares
   for accrued interest ...........         --         11,455       551,267          --            --            --         562,722

Issuance of common shares
   for guarantee ..................         --          2,500        60,000          --            --            --          62,500

Issuance of Convertible Series B
   preferred stock, net of
   issuance costs of $211,588 .....       10,000         --         778,412          --            --            --         788,412

Other comprehensive income:
   Unrealized gain on
   available-for-sale securities ..         --           --            --            --         152,333          --         152,333


Net loss ..........................         --           --            --      (1,049,843)         --            --      (1,049,843)
                                     -----------  -----------   -----------   -----------   -----------  -----------    -----------

Balances as of
   June  30, 1999 .................  $    10,000      186,494    12,453,631   (14,956,892)      152,333     (350,000)    (2,504,434)
                                     ===========  ===========   ===========   ===========   ===========  ===========    ===========




















See accompanying notes to unaudited consolidated financial statements.

                                       eVISION USA.COM, INC. AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                    (Unaudited)


                                                                          Nine months ended June 30,
                                                                            1999             1998
                                                                            ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                                                               $  (1,049,843)   (3,190,325)
Adjustments to reconcile net loss to net cash used in
      continuing operations:
      Depreciation and amortization ...................................      316,144       326,968
      Amortization of financing costs .................................       73,850          --
      Amortization of deferred rent ...................................      (85,535)      (61,763)
      Loss from discontinued operations ...............................         --         498,747
      Extraordinary item, net of income taxes of $585,000 .............         --        (915,000)
      Accretion of discount on investments in debt securities .........     (782,945)         --
      Accretion of original issue discount on convertible
            debentures ................................................       91,101          --
      Unrealized (gain) loss on securities ............................   (1,190,740)    1,027,603
      Minority interests in earnings (loss) ...........................      105,764       (78,880)
      Changes in operating assets and liabilities:
         Decrease in receivables from brokers or
              dealers and clearing organizations ......................      279,847     2,040,165
        Increase in trade receivables .................................     (990,700)     (267,384)
        Decrease in other receivables .................................      308,779        15,698
        Increase in securities owned ..................................     (409,865)   (5,525,529)
        Decrease (increase) in other assets ...........................     (141,731)      702,796
        Increase (decrease) in accounts payable
              and accrued expenses ....................................    2,177,313    (1,141,497)
        Increase (decrease) in deferred revenue .......................     (109,670)      191,500
        Increase in other current liabilities .........................      458,940       349,849
                                                                          ----------    ----------

Net cash used in continuing operations ................................     (949,291)   (6,027,052)
Net cash provided by discontinued operations ..........................         --         769,539
                                                                          ----------    ----------

Net cash used in operating activities .................................     (949,291)   (5,257,513)
                                                                          ----------    ----------

(Continued)






See accompanying notes to unaudited consolidated financial statements.





                                      eVISION USA.COM, INC. AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
                                                    (Unaudited)


                                                                           Nine months ended June 30,
                                                                            1999              1998
                                                                            ----              ----
CASH FLOWS FROM INVESTING ACTIVITIES:

   Purchase of property, furniture and equipment ......................   $  (139,186)     (255,218)
   Purchases of debt securities .......................................    (4,635,275)         --
   Proceeds from sale of debt securities ..............................       331,250          --
   Advances on long-term notes receivable .............................    (2,700,000)         --
   Other investing activities .........................................      (103,641)   (1,158,015)
   Net cash provided by discontinued operations .......................          --         221,975
                                                                          -----------   -----------

   Net cash used in investing activities ..............................    (7,246,852)   (1,191,258)
                                                                          -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:

   Borrowings on debt .................................................          --         260,113
   Principal payments on borrowings ...................................       (47,283)     (345,422)
   Net proceeds from issuance of convertible debentures,
         net of offering costs ........................................       531,334          --
   Net proceeds from issuance of convertible debentures to
         related party ................................................     1,000,000     5,500,000
   Net proceeds from issuance of Convertible Series B
         preferred stock, net of offering costs .......................       788,412          --
   Net proceeds from exercise of stock options ........................        22,619          --
   Proceeds from sale of eBanker Second Private Placement
         Units, net of offering costs .................................     2,155,938          --
   Proceeds from exercise of eBanker warrants .........................        27,435          --
   Other financing activities .........................................       (40,526)      (42,720)
                                                                          -----------   -----------

   Net cash provided by financing activities ..........................     4,437,929     5,371,971
                                                                          -----------   -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS .............................    (3,758,214)   (1,076,800)

CASH AND CASH EQUIVALENTS, BEGINNING OF
   PERIOD .............................................................     9,112,652     2,080,722
                                                                          -----------   -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD ..............................   $ 5,354,438     1,003,922
                                                                          ===========   ===========

(Continued)




See accompanying notes to unaudited consolidated financial statements.





                                      eVISION USA.COM, INC. AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
                                                    (Unaudited)

SUPPLEMENTAL DISCLOSURES RELATED TO STATEMENTS OF CASH FLOWS


                                                                         Nine months ended June 30,
                                                                              1999           1998
                                                                              ----           ----
Cash payments for:
   Interest:
     Continuing operations ............................................   $   384,603        11,193
     Discontinued operations ..........................................          --           9,350
                                                                          -----------    ----------

                                                                          $   384,603        20,543
                                                                          ===========    ==========
   Income taxes:
     Continuing operations ............................................   $      --           7,047
                                                                          ===========    ==========

Other investing and financing activities:
   Forgivable loan recognized as extraordinary item, net
     of income taxes of $585,000 ......................................   $      --         915,000
                                                                          ===========    ==========

   Common stock received in disposition of net assets of
     discontinued operations ..........................................   $      --         493,500
                                                                          ===========    ==========

   Common stock issued for interest ...................................   $   562,722          --
                                                                          ===========    ==========

   Common stock issued for guarantee ..................................   $    62,500          --
                                                                          ===========    ==========

   Equipment financed under capital lease .............................   $   180,867          --
                                                                          ===========    ==========


















See accompanying notes to unaudited consolidated financial statements.

                     eVISION USA.COM, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1999

NOTE 1 - ORGANIZATION AND PRINCIPLES OF CONSOLIDATION

eVision USA.Com, Inc. (eVision or the Company) is a corporation that was organized under the laws of the state of Colorado in September 1988. In April 1999, the shareholders voted to change the name of the Company from Fronteer to eVision. The Company currently has the following wholly owned operating subsidiaries: American Fronteer Financial Corporation (AFFC), formerly known as RAF Financial Corporation, a Colorado Corporation, which operates as a fully disclosed securities broker/dealer; RAF Services, Inc. of Texas, RAF Services, Inc. of Louisiana and RAF Services, Inc. (collectively, RAF Services), which were established in order to participate in insurance brokerage activities in certain states; Corporate Net Solutions, Inc., which was formed to invest in computer and Internet related opportunities; and Fronteer Corporate Services, Inc., a Colorado corporation, which was formed to provide corporate administrative services to eVision subsidiaries and other companies. RAF Services are Louisiana, Nevada and Texas corporations. During 1998, Fronteer Asset Management Corporate, Inc., a wholly owned subsidiary of eVision, was incorporated to provide asset management services. Corporate Net Solutions, Inc., a wholly owned subsidiary of eVision, was incorporated in Delaware to invest in computer and Internet-related opportunities. Corporate Net Solutions, Inc. and Fronteer Asset Management Corporate, Inc., which were also incorporated in Delaware in 1998, have not commenced operations. The Company also has a subsidiary, Secutron Corp. (Secutron), which designs, develops, installs, markets and supports software systems for the securities brokerage industry. The Company owned 72.8% of Secutron until June 18, 1999, when the investment in Secutron was transferred to Q6 Technologies, Inc. The Company now owns, indirectly through Q6, approximately 65% of its original 72.8% interest. Secutron has a wholly owned subsidiary, MidRange Solutions Corp., which is a seller of hardware and software products.

eBanker USA.com, Inc. (eBanker), formerly Fronteer Development Finance Inc., a Delaware corporation (Fronteer Development) was incorporated in the state of Delaware, to operate as a finance company. eVision owns approximately 36.6% of eBanker. In March 1999, Fronteer Development was merged into eBanker, a Colorado corporation, primarily for the purpose of effectuating a name change to eBanker and becoming a Colorado corporation. Fronteer Income Growth Inc. (FIGI), a wholly owned subsidiary of eBanker, was incorporated in September 1998 under the International Business Companies Ordinances of the Territory of the British Virgin Islands. In January 1999, WWW.CREDITCARDWEB.COM CORPORATION, a wholly owned subsidiary of eBanker, was incorporated in Colorado primarily to conduct business as an Internet-based credit card company, but has not yet commenced operations.

The Company formed a subsidiary, eBroker USA.Com, Inc. (eBroker) in March 1999. eBroker is incorporated in Colorado and is expected to be operational in the on-line brokerage business subject to regulatory approval.

Q6 TECHNOLOGIES, INC.

In March 1999, eVision formed a corporation that will focus on the development of business opportunities in technology-based virtual processing arenas. The new business venture, named Q6 Technologies, Inc., (Q6 or Q6 Technologies) a Colorado corporation, will focus initially on value-added transactions processing for selected e-commerce applications, as well as the development of commercial opportunities in digital geographic information services and in satellite internet protocol multicasting.

                     eVISION USA.COM, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1999

The Company made an initial investment of $18,888 in Class A common stock of Q6 Technologies in March 1999.

In June 1999, the Company entered into an exchange and sale of stock agreement with Q6 Technologies. The Company agreed to exchange its 130,494,385 shares of common stock in Secutron, which represented 72.80% of the total outstanding common shares of Secutron, and $100,000 cash for 5,555,556 shares of Class B Common Stock of Q6 Technologies.

Q6 has issued and outstanding approximately 4,444,444 shares of Class A Common Stock of which the Company owns 944,444 shares. Q6 also has 5,555,556 shares of Class B Common Stock outstanding of which the Company owns 100%. The Class A Common Stock has ten votes per share and the Class B Common Stock has one vote per share. Consequently, the Company controls approximately 30% of the votes of Q6 and owns 65% of the total outstanding stock.

SALE OF FRONTEER CAPITAL

On July 30, 1999, eVision entered into a Stock Purchase Agreement with Ladsleigh Investments Limited, BVI (Ladsleigh) whereby eVision agreed to sell and Ladsleigh agreed to purchase 100% of the stock of a wholly owned subsidiary of eVision, Fronteer Capital, Inc. (Fronteer Capital) for $3,000,000, excluding cash and warrants to purchase equity in a publicly traded company. The purchase price was based on an independent market valuation of the primary assets held by Fronteer Capital as of July 30, 1999, and will result in a gain on disposition of approximately $150,000. The purchase price will be paid in cash of $150,000 and in the form of a promissory note for $2,850,000, which bears interest at 14% and is due July 30, 2000. To secure the promissory note, eVision will hold all the primary assets of Fronteer Capital in escrow. To effect the financing of the sale to Ladsleigh, the Company also entered into a Pledge and Escrow Agreement and Promissory Note Agreement on July 30, 1999. Prior to the transaction, there was no material relationship between Ladsleigh and the Company or any of its affiliates, any director or officer of the Company or any associate of any such director or officer. For the period July 1, 1999 through July 30, 1999, the Company recognized approximately $485,000 of unrealized gains on the investments in marketable securities held by Fronteer Capital.

INVESTMENT IN MUTUAL FUND SPONSOR

In July 1999, the Company executed a letter of intent with Quaker Funds, Inc. (Quaker) wherein the Company would acquire 60% of the outstanding common stock of Quaker for $3,500,000 payable in 4,666,667 shares of common stock of eVision priced at $0.75 per share. Quaker sponsors six mutual funds, with total assets of approximately $70,000,000.

The letter of intent includes the option of the sellers to put the shares of common stock of eVision to eVision at the initial closing price for cash if the price of eVision shares does not trade at an average of $3.00 per share or higher for a 60-day period at any time between the first and second anniversary of the closing of the transaction. There are additional provisions in the agreement for the sellers to sell their remaining 40% interest in Quaker in two years, four years or six years from closing of the agreement.

                     eVISION USA.COM, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1999

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

These interim financial statements should be read in conjunction with the Annual Report on Form 10-K for the year ended September 30, 1998. Operating results for the nine or three months ended June 30, 1999, are not necessarily indicative of the results that may be expected for the year ended September 30, 1999.

CONCENTRATIONS OF RISK

The Company's subsidiary eBanker, has invested approximately $4,300,000 in debt securities in Asian corporations, which are traded on the Hong Kong Stock Exchange, and have a recorded market value as of June 30, 1999 of approximately $5,800,000.

The Company has investments in equity securities subject to equity price risk of approximately $3,289,000 of which approximately $2,320,000 are also subject to foreign exchange rate risk at June 30, 1999.

INVESTMENTS IN DEBT SECURITIES AND COMPREHENSIVE INCOME

eBanker has invested in debt securities of various corporations that are traded on the Hong Kong Stock Exchange. The Company had classified these debt securities as held-to-maturity securities. Consequently, the investments were reported at amortized cost. The debt securities carry a premium redemption value over the face amount of each security. If the security is held-to-maturity, the Company will receive a guaranteed premium above the face value. The purchase discount and the premium for holding each security to maturity were being accreted to interest income over the remaining life of the security using the effective interest rate method.

As of June 30, 1999, management changed it investment strategy with respect to the bond investments to systematically sell the bond investments. Consequently, the investments in debt securities have been transferred from the held-to-maturity category to the available-for-sale category and all unrealized gains, net of applicable income tax expense, have been reported as other comprehensive income in the accompanying financial statements. When an investment is sold and the gain or loss is realized, the gain or loss will be reclassified from other comprehensive income and be recognized as a component of net income.

                                eVISION USA.COM,
   INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1999


NOTE 3 - STOCKHOLDERS' DEFICIT

Between  February  1, 1999 and June 30,  1999,  the Board of  Directors  granted options under the Company's stock option plans to purchase approximately 2.3 million shares of the common stock of eVision at market values ranging from $0.40 to $1.00 per share. The options vest over periods ranging from three to five years and are exercisable for a period of ten years. Also during the same period, options to purchase approximately 1.5 million common shares of eVision were cancelled due to terminations.

In January 1999, Mr. Fai H. Chan, Chairman of the Board of Directors and President of the Company, was granted options under the Company's stock option plans to purchase 8,000,000 shares of the Company's common stock at $.30 per share which was the fair market value of the stock on the date of the grant. The options are exercisable immediately through January 27, 2009. The grant was approved by a vote of the Board of Directors in which Mr. Chan abstained.

During the nine months ended June 30, 1999, a total of 1,145,493 shares of common stock were issued in payment of accrued interest to Heng Fung Finance Company Limited (Heng Fung Finance). As of June 30, 1999, the Company had
$209,806 of accrued interest payable, which was subsequently paid through the issuance of 423,924 shares of common stock of the Company.

In October 1998, the Company commenced a private placement of 1,500,000 shares of its Convertible Series B Preferred Stock at a price of $10.00 per share (1998 Private Offering). The net proceeds are intended to be used to fund working capital and acquire other securities broker/dealers. Through June 30, 1999, the Company received proceeds of $1,000,000, net of offering costs of $211,588, or $788,412 from the sale of 100,000 shares of Convertible Series B Preferred Stock. Subsequent to June 30, 1999, the Company received net proceeds of $47,850 from the sale of 5,500 shares of Convertible Series B Preferred Stock.

With respect to the 1998 Private Offering, Heng Fung Holdings Company Limited, an affiliate of the Company, (Heng Fung Holdings) has guaranteed through October 2003 the payment of each annual 8% cash dividend on the Convertible Series B Preferred Stock sold by the Company if such dividend is not paid by the Company. In consideration for making such guaranty, the Company issued Heng Fung Holdings 250,000 shares of the Company's common stock during the nine months ended June 30, 1999. If Heng Fung Holdings is required to make payment as a result of its guaranty, Heng Fung Holdings or its designee will receive a 12% convertible debenture equivalent to the amount that Heng Fung Holdings is required to pay on the guaranty unless the act of the Company in giving Heng Fung Holdings or its designee the 12% convertible debenture would be deemed to be an illegal distribution under the Colorado Business Corporation Act. Heng Fung Holdings or its designee would receive such number of shares of the Company's common stock as is equal to 90% of the market price of the common stock as of the close of business on October 31 or the next business day, if October 31 is not a business day, on which the dividend is payable divided into the amount of the dividend.

                     eVISION USA.COM, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1999

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

NOTE 4 - INVESTMENTS IN DEBT SECURITIES

As of June 30, 1999, investments in debt securities of Asian corporations traded on the Hong Kong Stock Exchange are as follows:

                                                             Carrying          Interest          Maturity
Corporation                                 Cost               Value             Rate              Date
-------------------------------------    -----------        -----------        ---------         ---------

Paul Y-ITC                            $    686,600          1,163,400            5.00%            02/03/01
China Resources                            842,375          1,190,882            2.00%            04/30/04
Shanghai Industrial                        380,000            450,850            1.00%            02/24/03
Kerry Properties                           690,000            785,400            2.00%            06/15/07
Shum Yip                                   157,500            231,400            1.20%            08/08/02
First Pacific                              588,750            749,550            2.00%            03/27/02
New World China Finance                    204,000            218,820            4.00%            12/31/99
New World Infrastructure, Ltd.             284,000            382,680            1.00%            04/15/03
Hon Kwok Land Capital                      466,300            596,300            5.30%            07/05/01
                                        ----------         ----------
                                      $  4,299,525          5,769,282

                                        ==========         ==========

As of June 30, 1999, the securities are classified as available-for-sale and are carried at fair value. On July 14, 1999, the Company received a notice of mandatory call on the above investment in New World China Finance. The call was at a price such that the Company recognized a modest gain on the redemption in July 1999.

NOTE 5 - eBANKER PRIVATE PLACEMENTS

In May 1998, Fronteer Development commenced a private placement of 30,000 units (Units) each consisting of (i) one $1,000 convertible debenture, due August 1, 2008, paying 10% per annum; (ii) 100 Class A shares of common stock and (iii) warrants exercisable at $3.00 per share for 500 Class A shares of common stock (Private Placement). Each Unit sold for $1,000. The convertible debentures are convertible into Class A shares of common stock at a conversion price of $5.00 per share. The Private Placement terminated November 30, 1998. Prior to termination, 7,958 Units, comprising 795,800 shares of Class A common stock; 7,958 convertible debentures and warrants to purchase 3,979,000 shares of Class A common stock at $3.00 per share were issued in the Private Placement for proceeds of $6,832,851 net of issuance costs of $1,125,149. The Offering Memorandum for the Private Placement included 3,000,000 shares of authorized Class B common stock, and required eVision to purchase Class B common stock in the amount of no less than 26.67% of the dollar amount of Units purchased by outside investors. eVision fulfilled its commitment. There are no commissions or expenses associated with the Class B common stock issuance.

                     eVISION USA.COM, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1999


The offering costs of $1,125,149 have been allocated to the shares of Class A common stock of Fronteer Development and to the convertible debentures in accordance with the allocation of proceeds per the Private Placement. Offering costs of $186,775 were allocated to the Class A common stock of Fronteer

Development. Financing costs of $938,374 are being amortized to interest expense over the term of the convertible debentures, ten years. Accumulated amortization at June 30, 1999 was $73,850.

Each share of Class A common stock of Fronteer Development was entitled to one vote. The Class B common stock was owned 100% by eVision. Each share of Class B common stock of Fronteer Development was entitled to 30 votes per share.

In February 1999, the Board of Directors of Fronteer Development and eBanker voted to approve the merger of Fronteer Development into eBanker USA.com, Inc., subject to the approval by the shareholders. The Class A and Class B common stock of Fronteer Development was exchanged for an equivalent number of shares of eBanker common stock. As a result, all shares of the common stock have the identical rights, powers, preferences, privileges and restrictions. The merger of Fronteer Development into eBanker was effective in March 1999 and resulted in the issuance of 1,463,261 shares of eBanker common stock in exchange for all of the Class A and Class B common stock of Fronteer Development. eBanker also authorized the issuance of preferred stock. The preferred stock may be issued from time to time in one or more series as the Board of Directors may determine, without shareholder approval. The Board of Directors is empowered to fix and determine the designations, preferences, rights, qualifications, limitations and restrictions of the series.

In March 1999, the Board of Directors of eBanker, with the consent of the Board of Directors of eVision, voted to designate one share of Series A Preferred Stock. The owner of the share is entitled to 50% of all votes entitled to be cast in the election of directors of eBanker. Other than in the election of directors, the share of Series A Preferred Stock has no voting rights. The share was purchased by eVision for $1,000 in May 1999. Accordingly, eVision will be entitled to 68.3% of the votes entitled to be cast in the election of directors and 36.6% of the votes entitled to be cast in other matters.

The Private Placement contained a provision for warrants to be issued to the placement agent. AFFC, as placement agent, received warrants to purchase 79,580 shares of Class A common stock at an exercise price of $3.00 per share. Under the terms of the warrant agreement relating to these warrants, AFFC or its assigns could exercise up to 25% of the warrants through March 30, 1999, as amended by the Board of Directors, and the remaining 75% may be exercised between November 30, 1999 and November 30, 2000. AFFC assigned the first 25% of warrants to certain registered representatives who exercised 9,145 warrants in March 1999 for which eBanker received $27,435.

In March 1999, eBanker commenced a second private placement (Second Private Placement) of 3,000,000 units (Second Private Placement Units) each consisting of one share of common stock and one detachable warrant to purchase one share of common stock. Each unit is being offered at a price of $6.00.

                     eVISION USA.COM, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1999


The detachable warrants will be exercisable to purchase one share of common stock at an exercise price of $6.00 per share after the earlier of 120 days after an initial public offering of the Company's securities or one year after the date of the Second Private Placement until August 31, 2000. As of June 30, 1999, eBanker sold 421,673 Second Private Placement Units for proceeds of $2,155,938, net of issuance costs of $374,102. Subsequent to June 30, 1999, an additional 343,871 Second Private Placement Units were sold for proceeds of $1,795,007, net of offering costs of $268,219. The offering terminated on July 31, 1999.

NOTE 6 -NOTES RECEIVABLE

Included in notes  receivable at June 30, 1999 are notes  receivable from Global
Med Technologies, Inc. (Global) which total $2,650,000. During the nine months ended June 30, 1999, the Company earned interest income of $173,623, which is included in interest income on investments and loans.

In September 1998, eBanker agreed to an assignment of a loan commitment from Fronteer Capital to Global. Fronteer Capital had originally committed to lend Global $1,650,000 in April 1998 primarily for working capital. In consideration for the commitment, Fronteer Capital earned warrants to purchase 1,000,000 shares of Global common stock at $0.25 per share. The loan commitment provided for additional warrants to purchase 5,000,000 shares of Global common stock when any amount was drawn on the loan. Th initial draw on the loan was during October 1998. Therefore, eBanker received the 5,000,000 warrants to purchase common shares of Global at $0.25 per share. As of June 30, 1999, Global had drawn the full $1,650,000 loan amount.

Also in 1998, eBanker purchased a portion of notes receivable from Global to Heng Fung Finance. The total note receivable from Global was $1,500,000. Of this amount, eBanker purchased $1,000,000 from Heng Fung Finance for $1,100,000 and a warrant to purchase 4,000,000 common shares of Global at $0.25 per share.

The total amount owed eBanker as of June 30, 1999 from Global was $2,650,000. The total warrants held by eBanker and Fronteer Capital to purchase shares of common stock of Global for $0.25 per share is 9,000,000 by eBanker and 1,000,000 by Fronteer Capital, or 10,000,000. The warrants are carried at a cost of $100,000, and are included in other assets. Interest on the loans is 12% per annum. The loans were originally due and the commitment was to expire on April 15, 1999.

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

                     eVISION USA.COM, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1999


In March 1999, eBanker granted an extension of the loan due date until April 15, 2000. In addition, the default conversion price was increased to $0.25 per share from $0.05 per share. In consideration for the extension, Global agreed to pay eBanker a 2% fee of $53,000, payable in shares of Global common stock.

In May 1999, eBanker extended Global a $750,000 bridge loan commitment to be drawn on or before October 15, 1999. Amounts drawn will bear interest at 12% per annum with interest payable monthly and principal due December 31, 1999. Amounts drawn may be converted, at the option of eBanker, into common stock of Global. eBanker received a fee of 2% or $15,000 from Global for the loan, payable in 13,275 shares of Global common stock. During August 1999, $500,000 was drawn on the commitment.

NOTE 7 - DISCONTINUED OPERATIONS

In March 1998, the Company entered into an agreement with North Country Yellow Pages, Inc. (North Country) to sell the remaining net assets used in the directory and telemarketing operations for 493,500 shares of the Company's common stock held by the principals of North Country, Dennis Olson and Lance Olson, former employees of the Company. Mr. Dennis Olson is the former president and director of the Company. The purchase price was based on third party appraisals and management's estimates relating to specific assets and liabilities. The Board of Directors approved the sale and closing occurred in May 1998. The Company has included in its consolidated financial statements as of and for the nine and three months ended June 30, 1998, the loss on disposition related to the sale of the net assets to North Country.

NOTE 8 - CONVERTIBLE DEBENTURES TO RELATED PARTY

The Company previously sold Heng Fung Finance a ten year $4,000,000 10% Convertible Debenture that is convertible into shares of common stock of the Company and an option to purchase an $11,000,000 12% Convertible Debenture that is convertible into shares of common stock of the Company. As of June 30, 1999, Heng Fung Finance had purchased a total of $8,000,000 of convertible debentures, of which $1,000,000 had been purchased during the nine months ended June 30, 1999. The option to purchase the $11,000,000 12% Convertible Debenture has $7,000,000 available under option. The principal is due in ten years except for one installment of $500,000 which was due in March 1999, for which the installment due date was extended to March 2000. The Company paid Heng Fung Finance a fee of 5% or $25,000, payable in 44,092 common shares of the Company for the extension, as determined by the average closing bid price for 15 business days prior to March 23, 1999, or $0.567 per share.

NOTE 9 - EXTRAORDINARY ITEM

In July 1996, the Company sold AFFC's securities brokerage clearing division (Clearing Operation) to MultiSource Services, Inc. (MSI), a new broker/dealer, for a purchase price of $3,000,000, including a $1,500,000 contingency in the form of a forgivable loan, plus the net assets of the Clearing Operation. The loan of $1,500,000 was recorded as a loan payable to MSI and was forgivable based on MSI's revenues during the 28 months following the closing date. MSI reached its revenue targets for the first portion of the forgivable loan by October 1997. As a result, the first $750,000 of the $1,500,000 forgivable loan was recognized as income during the nine months ended June 30, 1998. The second and final portion of the loan plus accrued interest payable was canceled in accordance with provisions in the forgivable loan agreement relating to MSI's decision to cease being engaged in the clearing business. The remaining $750,000 was also recognized as income during the nine months ended June 30, 1998. Bot amounts are shown net of taxes in the consolidated statements of operations.

                     eVISION USA.COM, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1999

NOTE 10 - COMMITMENTS AND CONTINGENCIES

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO THREE MONTHS ENDED JUNE 30, 1998

Revenues for the three months ended June 30, 1999 were $10,005,464, an increase of $4,406,131 or 78.7% over the revenues of $5,599,333 for the three months ended June 30, 1998. The increase primarily relates to increased computer hardware and software operations revenue of $1,610,334; and interest income on investments and loans of $440,707. In addition, the Company recognized an unrealized gain on securities of $856,824 for the quarter ended June 30, 1999, compared to an unrealized loss of $1,136,638 for the quarter ended June 30, 1998. This represents an increase of $1,993,462 for the current quarter.

The increase in brokerage commission revenue and investment banking was $74,894 for the three month period compared to a decrease in commission expense of $220,528. Customer transactions increased approximately 32% for the three months ended June 30, 1999 compared to the three months ended June 30, 1998. This was partially offset by a decrease in the average commission per transaction ticket of 23%. The primary reasons for the increased activity were general market conditions and positive results from the Company's research recommendations that were acted upon by customers. The decrease in expense compared to revenue reflects adjustments to branch manager override payouts to correlate closer to actual production results.

Computer hardware and software revenues for the three months ended June 30, 1999 increased significantly over the three months ended June 30, 1998. This increase is primarily the result of a customer purchasing significant hardware system upgrades during the 1999 quarter. The cost of computer hardware and software sales increased correspondingly as a result of the customer's upgrades.

During the first quarter of the current fiscal year, eBanker invested in debt securities of various corporations, which are traded on foreign stock exchanges. The debt securities, which carry a premium redemption value over the face amount of each security, were originally classified as held-to-maturity. If the security is held-to-maturity, the Company would receive a guaranteed premium, above the face value. The purchase discount and the premium for holding each security to maturity were being accreted to interest income over the remaining life of the security. Interest income on the investments in debt securities for the three months ended June 30, 1999 was $440,707. During the quarter ended June 30, 1999, eBanker changed its investment strategy with respect to the bond investments to systematically sell these securities. Therefore, they have been classified as available-for-sale and unrealized gains have been recognized as other comprehensive income.

Interest expense on the convertible debentures of eBanker for the three months ended June 30, 1999 was $252,461.

The increase in general and administrative expenses for the three months ended June 30, 1999 of $556,324 or 15.9% over the comparable prior period reflects increased expenses associated with new branch openings in San Francisco, and New York City. Although the new offices were opened during 1998, they were not open for the entire comparable three month period.

The minority interest in (earnings) losses represents the minority interest investment in Secutron and eBanker.

NINE MONTHS ENDED JUNE 30, 1999 COMPARED TO NINE MONTHS ENDED JUNE 30, 1998.

Revenues for the nine months ended June 30, 1999 were $28,185,529, an increase of $8,345,217 or 42.1% over the revenues of $19,840,312 for the nine months ended June 30, 1998. The increase primarily relates to increased brokerage commissions of $2,775,150; an increase in trading profits of $808,320; increased computer hardware and software operations revenues of $1,469,176; interest income on investments of $1,201,051 and a $2,218,343 change in unrealized gains on investments in equity securities, offset by a decrease in investment banking activity of $899,058.

The increase in brokerage commissions of $2,775,150 is due primarily to an increase in trading activity. Customer transactions increased approximately 69% for the nine months ended June 30, 1999 compared to the nine months ended June 30, 1998. This was partially offset by a decrease in the average commission per transaction ticket of 19%. The primary reasons for the increased activity were general market conditions and positive results from the Company's research recommendations that were acted upon by customers. In addition, branch offices opened during the nine months ended June 30, 1998 were open for the entire nine month period in the current year.

Trading profits increased $808,320 due primarily to general market conditions and positive results from the Company's research recommendations that were acted upon by customers as well as increases in the Company's positions in securities in which the Company makes a market.

Computer hardware and software revenues for the nine months ended June 30, 1999 increased significantly due to a significant hardware system upgrade by a customer in the quarter ended June 30, 1999, and significant sales during the first quarter of the current fiscal year.

During the nine months ended June 30, 1999, eBanker invested in debt securities of various corporations, which are traded on foreign stock exchanges. The debt securities carry a premium redemption value over the face amount of each security. If the security was held until maturity, the Company would receive a guaranteed premium above the face value. The purchase discount and the premium for holding each security to maturity were being accreted to interest income over the remaining life of the security. Interest income on the investments in debt securities for the nine months ended June 30, 1999 was $1,201,051. During the quarter ended June 30, 1999, eBanker decided to change its investment strategy with respect to the bond investments to systematically sell these securities. Therefore, they have been classified as available-for-sale and unrealized gains have been recognized as other comprehensive income.

The Company recognized an unrealized gain of $1,190,740 on certain foreign held investments, compared to an unrealized loss of $1,027,603 for the comparable 1998 nine-month period.

Investment banking revenues of $915,299 for the nine months ended June 30, 1999 decreased $899,058 from the nine months ended June 30, 1998 due primarily to the decreased participation in corporate finance underwritings.

The increase in broker/dealer commissions expense of $518,710 or 6.4% for the nine months ended June 30, 1999 over the prior period correlates to the increase in brokerage commission and investment banking revenues combined of $1,876,092 or 14.3% over the nine months ended June 30, 1998. The lower expense percentage increase reflects adjustments to branch manager override payouts to correlate closer to actual production results.

Interest expense on the convertible debentures of eBanker for the nine months ended June 30, 1999 was $762,001.

The increase in general and administrative expenses for the nine months ended June 30, 1999 of $1,604,126 or 16.5% over the comparable prior period reflects increased expenses associated with new branch openings in San Francisco, and New York City. Although the new offices were opened during 1998, they were not open for the entire comparable nine month period.

Interest expense to related party of $615,416 increased from the prior period amount of $254,166 as a result of the convertible debentures issued to Heng Fung Finance during 1998. These convertible debentures have been outstanding for the full 1999 period.

The minority interest in (earnings) loss represents the minority interest investment in Q6 and eBanker.

The loss from discontinued operations in the prior period represents the loss on sale and net loss from operating activity of the Company's directory and telemarketing businesses of which all of the primary operating assets were sold during 1998.

The extraordinary item in the prior period represents the recognition of the forgivable loan with MSI in accordance with the terms and conditions of the forgivable loan agreement. These terms and conditions included the forgiveness of the loan based on revenue targets for MSI. MSI reached the target for forgiveness of $750,000 and thus it was recognized as income. The remaining $750,000 was recognized as income as MSI discontinued operating as a clearing firm in the securities industry which allowed th Company to recognize the remainder in accordance with the agreement. Both of these amounts are shown net of taxes in the consolidated statement of operations.

LIQUIDITY AND CAPITAL RESOURCES

The Company, as of June 30, 1999, had $5,354,438 in cash and cash equivalents and $14,251,982 in working capital. Cash flows used by operating activities during the nine months ended June 30, 1999, totaled $949,291. Cash flows used by investing activities during the nine-month period was $7,246,852 and consisted primarily of purchases of debt securities of $4,635,275 and advances on notes receivable of $2,700,000. Cash flows from financing activities during the nine-month period of $4,437,929 consisted primarily of proceeds from the issuance of convertible debentures of $531,334; proceeds from the sale of eBanker Second Private Placement Units of $2,155,938, the issuance of the convertible debentures to related party of $1,000,000; and $788,412 of net proceeds from the Convertible Series B Preferred Stock private placement.

In October 1998, the Company commenced a private placement of 1,500,000 shares of its Convertible Series B Preferred Stock at a price of $10.00 per share (1998 Private Offering). The net proceeds are intended to be used to fund working capital and acquire other securities broker/dealers. Through June 30, 1999, the

Company received proceeds of $1,000,000, net of offering costs of $211,588, or $788,412 from the sale of 100,000 shares of Convertible Series B Preferred Stock. Subsequent to June 30, 1999, the Company received proceeds of $47,850 from the sale of 5,500 shares of Convertible Series B Preferred Stock.

In April 1998, Fronteer Capital and Heng Fung Finance committed to provide to Global Med Technologies, Inc. (Global) lines of credit for up to $1,650,000 and $1,500,000, respectively, for a total combined loan commitment of $3,150,000 over the following twelve months. Fronteer Capital subsequently assigned its commitment to eBanker. The loans bear interest calculated at a rate of 12% per annum and will mature April 15, 2000. As of June 30, 1999, Global had drawn the full amount of $1,650,000 on the eBanker line of credit.

The Company previously sold Heng Fung Finance a ten year $4,000,000 10% Convertible Debenture that is convertible into shares of common stock of the Company and an option to purchase an $11,000,000 12% Convertible Debenture that is convertible into shares of common stock of the Company. As of June 30, 1999, Heng Fung Finance had purchased a total of $8,000,000 of convertible debentures, of which $1,000,000 had been purchased during the nine months ended June 30, 1999. The option to purchase the $11,000,000 12% Convertible Debenture has $7,000,000 available remaining under option. The principal is due in ten years except for one installment of $500,000 which was due in March 1999, for which the installment due date was extended to March 2000. The Company paid Heng Fung Finance a fee of 5%, or $25,000, payable in 44,092 common shares of the Company for the extension as determined by the average closing bid price for 15 business days prior to March 23, 1999, or $0.567 per share.

In July 1999, the Company sold the stock of Fronteer Capital for $3,000,000 to be received in the form of $150,000 cash at closing and a promissory note in the amount of $2,850,000, due in one year and bearing interest at 14% per annum.

In May 1999, eBanker extended Global a $750,000 bridge loan commitment of which $500,000 was drawn in August 1999. Outstanding principal amounts under the loan are due December 31, 1999.

Subsequent to June 30, 1999, the Company sold an additional 343,871 Second Private Placement Units of eBanker for proceeds of $1,795,007, net of offering costs of $268,219.

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

Management believes that the Company's cash flows from operations, the possibility of additional purchases of convertible debentures by Heng Fung Finance, proceeds expected to be received from the sale of Convertible Series B Preferred Stock and cash on hand will be sufficient to fund its debt service, expected capital costs and other liquidity requirements for the foreseeable future.

Year 2000

To address the Year 2000 issue, the Company has continued with the implementation of its corporate plan as reported in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1998. The Company has continued working with third-party suppliers of software and related services in resolving Year 2000 issues and anticipates testing will be completed by August 31, 1999. No matters have come to the attention of management of the Company which would indicate that the estimated total cos of the program should be revised. The cost had been estimated to be less than $50,000. No significant amounts were expended on the program during the quarter ended June 30, 1999. If the Company and the third parties on which it relies are unable to address the Year 2000 issue in a timely manner, it could result in a material financial risk to the Company. The contingency plan is expected to be completed by August 31, 1999.

Inflation

The effect of inflation on the Company's operations is not material and is not anticipated to have any material effect in the future.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of September 30, 1998, the Company had investments in Asian equity securities, which exposed the Company to foreign exchange rate risk and equity price risk. During the nine months ended June 30, 1999, the Company purchased debt securities of certain Asian corporations. These securities expose the Company to exchange rate risk as well as credit risk. The following table summarizes the market risks for the Company:

                                          June 30, 1999                   September 30, 1998
                                  Fair Value     Carrying Value     Fair Value      Carrying Value
                                  ----------     --------------     ----------      --------------
Foreign Exchange Rate Risk:
     Equity Securities         $  2,320,299        2,320,299        1,066,972        1,066,972
     Debt Securities              5,769,282        5,769,282           --               --

Equity Price Risk:
     Equity Securities*           3,288,690        3,288,690        1,688,085        1,688,085

Credit Risk:
     Debt Securities              5,769,282        5,769,282           --               --

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

ITEM 2. CHANGES IN SECURITIES

(c) Recent Sales of Unregistered Securities

The Company previously sold Heng Fung Finance a ten year $4,000,000 10% Convertible Debenture that is convertible into shares of common stock of the Company and an option to purchase an $11,000,000 12% Convertible Debenture that is convertible into shares of common stock of the Company. As of March 31, 1999, Heng Fung Finance had purchased a total of $8,000,000 in convertible debentures.

The accrued interest on the convertible debentures as of March 31, 1999 was paid with 419,266 shares of common stock of the Company during the quarter ended June 30, 1999.

The sales of the convertible debentures and the issuance of shares for interest were made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended (1933 Act). The purchasers had access to full information concerning the Company and represented that they purchased the securities for the purchasers' own accounts and not for the purpose of distribution. The convertible debentures, shares and option contain a restrictive legend advising that such securities may not be offered for sale, sold or otherwise transferred without having first been registered under the 1933 Act or pursuant to an exemption from registration under the 1933 Act. No underwriters were involved in the transaction.

In October 1998, the Company commenced a private placement of 1,500,000 shares of its Convertible Series B Preferred Stock at a price of $10.00 per share (1998 Private Offering). During the quarter ended June 30, 1999, the Company sold 7,950 shares of Convertible Series B Preferred Stock to 12 persons. Subsequent to June 30, 1999, the Company sold an additional 5,500 shares of Convertible Series B Preferred Stock to 2 persons.

The sales of the Convertible Series B Preferred Stock were made in reliance upon the exemption from registration provided by Section 4(2) of the 1933 Act and Regulation D promulgated thereunder. The purchasers had access to full information concerning the Company and represented that they purchased the Convertible Series B Preferred Stock for the purchasers' own accounts and not for the purpose of distribution. The Convertible Series B Preferred Stock contains a restrictive legend advising that the Convertible Series B Preferred Stock may not be offered for sale, sold or otherwise transferred without having first been registered under the 1933 Act or pursuant to an exemption from registration under the 1933 Act. A Form D was filed in connection with the sales. AFFC is the underwriter involved in the transaction and received commissions of $79,500 during the quarter ended June 30, 1999.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company's Annual Meeting of Stockholders held on April 15, 1999, the following members were elected to the Board of Directors:

                                 For                  Withheld
                             ----------               --------

Fai H. Chan                  12,981,984                 3,838
Robert H. Trapp              12,981,484                 4,338
Kwok Jen Fong                12,981,984                 3,838
Jeffrey M. Busch, Esq.       12,981,484                 4,338
Robert Jeffers, Jr.          12,981,984                 3,838

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

ITEM 5.  OTHER INFORMATION

On June 11, 1999, a second Form 10-Q/A was inadvertently filed by a third party filing service. The only difference between the Form 10-Q/A filed May 11, 1999 and the inadvertent filing was the date of execution on the signature page. There were no other changes or corrections.

During the quarter ended June 30, 1999, Mr. Tony Chan was elected to the Board of Directors of eVision.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) List of Exhibits:

    10.1  Stock  Purchase   Agreement  by  and  between  eVision  and  Ladsleigh
          Investments Limited, BVI, made as of July 30, 1999, incorporated by reference to the Current Reports on Form 8-K filed August 4, 1999.

    10.2 Pledge and Escrow Agreement by and between eVision and Ladsleigh Investments Limited, BVI, made as of July 30, 1999, incorporated by reference to the Current Reports on Form 8-K filed August 4, 1999.

    10.3 Promissory Note by Ladsleigh Investments Limited, BVI to eVision, made as of July 30, 1999, incorporated by reference to the Current Reports on Form 8-K filed August 4, 1999.

    10.4 Exchange and Sale of Stock Agreement between the Company and Q6 Technologies, Inc. dated June 18, 1999.

    27.0  Financial Data Schedule.

(b) Reports on Form 8-K:

     On August 5, 1999, the Company filed a Current Report on Form 8-K to report a transaction under Item 2 relating to the disposition of a subsidiary. The transaction was the sale of the stock of Fronteer Capital, Inc. to an unaffiliated third party for $3,000,000 to be paid in the form of $150,000 cash and a $2,850,000 promissory note with interest at 14% per annum which matures in one year.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:    August 11, 1999                    eVISION USA.COM, INC.,
                                            a Colorado Corporation



                                            By: /s/  Robert H. Trapp
                                               ---------------------------------
                                               Robert H. Trapp
                                               Managing Director

                                            By: /s/  Gary L. Cook
                                               ---------------------------------
                                               Gary L. Cook
                                               Secretary/Treasurer