Form 10-K
period 1999-09-30
EVISION USA COM INC
filed 1999-12-29
CIK 844780

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended September 30, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to                .
                               ---------------    ---------------
Commission file Number: 000-17637

                              eVision USA.Com, Inc.
              ----------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

         Colorado                                     45-0411501
 ------------------------------           -------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
 incorporation or organization)

                         1700 Lincoln Street, 32nd Floor
                                Denver, CO 80203
                     --------------------------------------
                    (Address of Principal Executive Offices)

Registrant's telephone number, including area code:           (303) 860-1700
                                                              --------------

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of December 15, 1999, the aggregate market value of the Registrant's voting stock held by non-affiliates was $23,472,842 based on the closing bid price of $1.875 per share as of that date. As of December 15, 1999, Registrant had 20,266,882 shares of its $0.01 par value common stock issued and outstanding.

                                TABLE OF CONTENTS

                                     PART I

Item                                                                        Page

     1. Business ...........................................................   3

     2. Properties .........................................................  13

     3. Legal Proceedings ..................................................  13

     4. Submission of Matters to a Vote of Security Holders ................  14

                                     PART II

     5. Market for Registrant's Common Stock and Related
           Stockholder Matters .............................................  14

     6. Selected Financial Data  ...........................................  17

     7. Management's Discussion and Analysis of Financial Condition
          and Results of Operations ........................................  19

     7A.Quantitative and Qualitative Disclosures About Market Risk .........  25

     8. Financial Statements and Supplementary Data ........................  26

     9. Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure ..............................  27

                                    PART III

    10. Directors and Executive Officers of the Registrant .................  27

    11. Executive Compensation .............................................  31

    12. Security Ownership of Certain Beneficial Owners and Management .....  34

    13. Certain Relationships and Related Transactions .....................  37

                                     PART IV

    14. Exhibits, Financial Schedules, and Reports on Form 8-K ............   39

                                     PART I

ITEM 1.  BUSINESS

eVision USA.Com, Inc., (eVision or the Company) is a holding company that was incorporated under the laws of the state of Colorado in September 1988. eVision's consolidated subsidiaries include companies that:

     o    operate as a fully disclosed securities broker/dealer;
     o intend to provide transaction processing, networking and Internet based services;
     o design, develop, install, market and support software systems for the securities brokerage industry; and
     o provide leveraged financing, including proposed financing over the Internet.

American Fronteer Financial Corporation

General

American Fronteer Financial Corporation (American Fronteer or AFFC), a wholly owned subsidiary of eVision, was incorporated in 1974 to engage in the retail stock brokerage business in the Rocky Mountain Region of the United States. American Fronteer is registered as a broker/dealer with the Securities and Exchange Commission (Commission), is a member of the National Association of Securities Dealers, Inc. (NASD) and the Boston Stock Exchange, is an associate member of the American Stock Exchange, and is registered as a securities broker/dealer in all 50 states. American Fronteer is a member of the Securities Investor Protection Corporation (SIPC) and other regulatory and trade organizations. American Fronteer is also licensed to sell insurance products in certain states. American Fronteer's business consists of providing retail securities brokerage and investment services, trading fixed income and equity securities, providing investment banking services to corporate and municipal clients, managing and participating in underwriting corporate and municipal securities, and selling a range of professionally managed mutual funds and insurance products.

American Fronteer conducts its business in four operating divisions as described below. American Fronteer's principal executive office and Denver, Colorado branch are located at One Norwest Center, 1700 Lincoln Street, 32nd Floor, Denver, Colorado 80203. American Fronteer also has branch offices located in San Francisco, California; Colorado Springs, Colorado; West Palm Beach, Florida; Atlanta, Georgia; Chicago, Illinois; Metairie, Louisiana; Las Vegas, Nevada; Albany, New York; New York, New York; Dallas, Texas; and Reston, Virginia.

Retail Securities Brokerage Division

American Fronteer conducts its retail securities brokerage business through its retail securities brokerage division. As of September 30, 1999, American Fronteer had approximately 101 account executives and approximately 27,500 customer accounts. American Fronteer generates commission revenue when it acts as a broker on an agency basis, or as a dealer on a principal basis, to effect securities transactions for individual and institutional investors. Brokerage commissions were $17,193,481 for the year ended September 30, 1999. American Fronteer executes both listed and over the counter agency transactions for customers, executes transactions and puts and calls on options exchanges as agent for its customers, and sells a number of professionally managed mutual funds and insurance products, primarily variable annuities. American Fronteer's revenue from its sales of insurance products was approximately $70,340 for the year ended September 30, 1999.

Corporate Finance Division

The corporate finance division of American Fronteer provides financial advisory and capital raising services to corporate clients. Financial advisory services involve advising clients in mergers and acquisitions and in various types of corporate valuations. American Fronteer acts as a dealer, underwriter and selling group member in public and private offerings of equity securities. During the year ended September 30, 1999, American Fronteer earned revenue of approximately $678,721 from its investment banking activities.

Trading Division

Trading securities involves the purchase and sale of securities by American Fronteer for its own account. Profits and losses are derived from the spread between bid and ask prices and market increases or decreases for the individual security during the holding period. American Fronteer makes markets in corporate equities and trades in municipal and corporate bonds and government securities. As of September 30, 1999, American Fronteer made markets in 32 stocks.

Public Finance Division

The public finance division of American Fronteer provides professional financial advisory services to public entities, participates in underwriting and selling both negotiated and competitive bid municipal bond offerings, and structures and participates in municipal bond refinancings. During the year ended September 30, 1999, American Fronteer's participation as manager of underwritings and private placements in offerings of municipal securities yielded revenue of approximately $620,488.

Financial Information

For the year ended September 30, 1999, American Fronteer's revenue of $20,901,459 accounted for 61% of eVision's total revenue of $34,193,262. American Fronteer's revenue for the years ended September 30, 1998 and 1997 was $18,886,391, and $18,118,271, respectively. For the years ended September 30, 1999, 1998, and 1997, American Fronteer incurred operating losses of $2,521,660, $3,910,741, and $2,160,897, respectively.

American Fronteer Regulatory Net Capital

American Fronteer, as a registered securities broker/dealer, is subject to the Commission's Uniform Net Capital Rule (Rule 15c3-1) and membership agreement with the NASD. In accordance with the membership agreement, American Fronteer is required to maintain "net capital" of not less than $250,000. As of September 30, 1999, American Fronteer had "net capital" of $419,273.

American Fronteer Proposed On-Line Broker/Dealer Division

American Fronteer is developing an on-line broker/dealer division, OnLineBroker(TM), that American Fronteer believes will provide American Fronteer with the ability to expand its broker/dealer business into Asian markets and will provide American Fronteer's existing clients with the benefits of on-line trading. American Fronteer plans to provide on-line broker/dealer services under the name of OLBroker.Com, Inc. A letter of intent has been entered into by a wholly owned subsidiary of eVision on behalf of American Fronteer pursuant to which an unaffiliated party plans to develop a platform to facilitate American Fronteer's on-line trading of United States securities in Hong Kong. A separate broker/dealer license for the on-line business of American Fronteer may be applied for and the on-line broker/dealer division of American Fronteer may become a separate consolidated subsidiary of eVision.

eBanker USA.com, Inc.

General

Fronteer Development Finance Inc., a Delaware corporation (Fronteer Development), was incorporated in the state of Delaware in March 1998 to operate as a finance company. Fronteer Income Growth Inc. (FIGI), a wholly owned subsidiary of Fronteer Development, was incorporated in September 1998 under the International Business Companies Ordinances of the Territory of the British Virgin Islands. In March 1999, Fronteer Development was merged into eBanker USA.com, Inc. (eBanker), a Colorado corporation, primarily for the purpose of effectuating a name change to eBanker and becoming a Colorado corporation.

eBanker USA.com, Inc. is a 29% owned consolidated subsidiary of eVision. In addition to its 29% equity interest, eVision also has the right to cast 50% of the vote in the election of eBanker's directors due to its ownership of the preferred stock of eBanker. eBanker has entered into a management agreement with eVision to assist in the management of eBanker's business including providing assistance in the (i) identification of lending opportunities, (ii) credit analysis of potential borrowers, (iii) structure of loans, including yield-enhancing equity participation and collateral arrangements and (iv) administration of loans. In exchange for such services, eVision is entitled to an annual fee equal to 10% of eBanker's pretax profits as determined from eBanker's annual audited financial statements.

eBanker was created with the purpose of providing a wide range of on-line financial lending products and services. eBanker intends to identify, target and serve high-margin, global financial market segments, through its interactive and multimedia website. eBanker's website first became operational in September
1999. The website is still in its initial phase of development and will continually be expanded. eBanker has been designed as a non-deposit taking, broad financial services entity, so that it is not subject to the regulations facing traditional financial institutions. eBanker believes that it has the flexibility to serve many overlooked market niches with innovative financial products and services. Over the next twelve months, eBanker intends to introduce a number of financial products and services including but not limited to, secured consumer credit cards, corporate credit cards and customized corporate financing. Customized corporate financing refers to individualized corporate lending agreements whereby eBanker would receive both a fixed or floating rate of interest combined with some form of participation. The participation may take the form of revenue or profit sharing, common stock, warrants, stock options, fixed assets or any other additional compensation mutually agreed upon between eBanker and its client.

eBanker also intends to provide a number of business services in conjunction with customized corporate financing. The services may include managerial advice, accounting and administrative support, human resource services or any other service where eBanker can cost-effectively assist its clients.

eBanker also plans to provide numerous informational services. These services are designed to attract users to the eBanker website, with the intent of generating traffic, revenues and brand recognition. eBanker plans to offer both free and premium financial information. This information may range from stock quotes to market commentary to current mortgage rates. eBanker also plans to provide numerous links to external products and services with the intention of receiving royalties in the process. eBanker also plans to track individual user preferences and to solicit input from its customers, customizing websites to meet individual needs and preferences.

To date, eBanker's activities have consisted of raising approximately $13,000,000 from outside sources in private placements of securities, investing in debt securities of Asian corporations and making loans to affiliated and unaffiliated entities.

Financial Information

eBanker's revenue for the year ended September 30, 1999 and the period from inception (May 26, 1998) through September 30, 1998 was $1,920,379 and $37,923, respectively. Operating income (loss) for the periods ended September 30, 1999 and 1998 was $429,138 and $(46,255), respectively.

Q6 Technologies, Inc.

Q6 Technologies, Inc. (Q6 Technologies), is a Colorado corporation formed in March 1999 by Q6 Group, LLC, a Pennsylvania limited liability company, and eVision. Q6 Technologies is currently a development stage company with no continuing operations. On June 18, 1999, Q6 Technologies acquired from eVision 72.8% of the outstanding common stock of Secutron Corp., a Colorado corporation that designs, develops, installs, markets and supports software systems for the securities brokerage industry (Secutron). Secutron has one wholly-owned subsidiary, MidRange Solutions Corp., a Colorado corporation that is a distributor and systems integrator of computer products to the Rocky Mountain region (MidRange). Q6 Technologies' interests in Secutron were acquired in the early formation and capitalization of Q6 Technologies with eVision. Q6 Technologies subsequently increased its ownership of Secutron to approximately 78% in September 1999 and 95% in December 1999in connection with the settlement of a lawsuit by eVision and Secutron. Q6 Technologies determined that the Secutron and MidRange businesses were not an appropriate part of Q6
Technologies' long-term business strategy. Effective December 17, 1999, Q6 Technologies transferred its ownership interests in Secutron and its wholly owned subsidiary, MidRange, back to eVision in return for the cancellation of 5,000,000 shares of Class B Common Stock of Q6 Technologies previously held by eVision and certain contractual concessions. Evision continues to hold 944,444 shares of Class A Common Stock and 555,556 shares of Class B Common Stock of Q6 Technologies.

Q6 Technologies has entered into non-binding letters of intent to purchase up to a 50% initial ownership interest in two separate business opportunities, Do Not Disturb, Inc., a Delaware corporation (Do Not Disturb) and CacheStream Corporation, a Colorado corporation (CacheStream). Do Not Disturb is a development stage company that is in the process of creating Internet consumer privacy products and services. CacheStream is a company recently formed as a joint venture between Q6 Technologies and IBTech Pte. Ltd., a Singapore company (IBTech). Under the letter of intent, IBTech will transfer to CacheStream all outstanding equity of its wholly owned subsidiary, Interactive Broadcast Technology Sdn. Bhd., a Malaysian company (IBT Malaysia); upon the transfer of designated funds from Q6 Technologies to CacheStream. IBT Malaysia is an operating company that owns a proprietary software platform for high bandwidth Internet multicasting. Although Q6 Technologies intends to pursue additional potential business opportunities, it has not yet identified any specific prospective business opportunities nor does it have other letters of intent, agreements in principle, or other agreements to enter into business opportunities. There are no assurances that Q6 Technologies will be successful in its efforts to enter into a business opportunity with Do Not Disturb, CacheStream or any other company. Q6 Technologies must obtain financing to take advantage of these potential opportunities.


Do Not Disturb, Inc.

Do Not Disturb is a Delaware corporation formed in September 1999 and intends to establish itself as an Internet company providing consumer privacy related products and services. Do Not Disturb is a development stage company and has not yet had any business operations. Do Not Disturb is currently in the process of developing its initial consumer privacy related products and Web based systems, which are not expected to be completed or tested until the first quarter of the year 2000.

Q6 Technologies' management believes that there is a significant opportunity to address the growing concern of consumers relating to information privacy as well as the increased desire to control telemarketing and direct marketing solicitations. Through Do Not Disturb, Q6 Technologies plans to develop and launch a comprehensive consumer privacy Internet portal and associated enhanced privacy information services, and to function as a trusted intermediary between consumers and direct marketers. The basic services, which would be at a minimal cost to consumers, would be registration based and supported by multiple non-end-user revenue sources such as advertising, direct marketing, and Internet site affiliation and transaction fees. A premium service may also be offered at an additional cost. Consumers would be able to choose not only the types of direct marketing contacts they wish to block across the Internet, telephone and direct mail, but also to indicate specific information and companies from which they wish to receive direct solicitations and information.

Q6 Technologies entered into a non-binding letter of intent with Do Not Disturb on October 18, 1999, which provides that Q6 Technologies will invest a total of $1.25 million over a period of six months commencing in December 1999 in return for a 50% initial ownership interest in Do Not Disturb under the following schedule: Q6 Technologies may invest $250,000 by December 31, 1999 in order to obtain a 25% ownership interest; Q6 Technologies may invest an additional $500,000 by February 29, 2000 for an additional 15% ownership interest; and Q6 Technologies may invest an additional $500,000 by March 31, 2000 for an additional 10% ownership interest in Do Not Disturb. Once Q6 Technologies makes the first payment under the letter of intent, Q6 Technologies will retain any ownership interest obtained from its investments whether or not it makes any subsequent investments in accordance with the proposed investment schedule. Q6 Technologies intends to finance its payments to Do Not Disturb through funds obtained in a private placement or, if necessary, through loans obtained through eVision or its affiliates. Management of Q6 Technologies has no reason to believe that it will not be able to extend its first payment deadline to January 15, 2000 should circumstances dictate.

Q6 Technologies and Do Not Disturb intend to pursue the participation of other companies by licensing proprietary software and market research from such companies in the area of privacy services in return for up to a 10% ownership interest in Do Not Disturb. Q6 Technologies and Do Not Disturb also intend to issue stock options to attract and retain quality and qualified management.

The letter of intent also provides that Q6 Technologies will hold a 50% voting interest on the Board of Directors of Do Not Disturb until such time that Q6 Technologies fails to meet the investment schedule described above, at which time Q6 Technologies' representation on the board of directors will be reduced to be proportionate to its ownership interest. The commitments contained in the letter of intent with Do Not Disturb are contingent upon development of a mutually satisfactory business development plan and negotiating a mutually acceptable acquisition agreement.

CacheStream Corporation

CacheStream is a Colorado corporation formed in December 1999. CacheStream was formed in connection with the proposed joint venture between Q6 Technologies and IBTech. Pursuant to the non-binding letter of intent entered into on October 19, 1999 between Q6 Technologies and IBTech, IBTech will transfer to CacheStream all outstanding stock in its wholly-owned subsidiary, IBT Malaysia, upon the transfer of designated funds from Q6 Technologies to CacheStream. IBT Malaysia is an operating company that provides multicasting software for the intelligent delivery and management of high bandwidth audio, video and Internet portal content for personal computers. Multicasting allows companies to broadcast audio, video, and Internet portal content directly to numerous designated personal computers, rather than having each personal computer access the company's server in separate transactions. Q6 Technologies and IBTech intend for CacheStream to apply the Internet multicasting technologies to worldwide opportunities in the arena of broadcasting Internet protocol content, from screens through streaming audio and video direct to personal computers through wireless satellite, terrestrial and wireline media. CacheStream is anticipated to initially provide a technology platform in return for license or sale fees and then plans to leverage its technology capabilities into participation in a select set of branded content services.

IBTech and Q6 Technologies will jointly own CacheStream with allowance for additional shares for the founders and management. IBTech intends to invest in CacheStream all of the current assets and operations of IBT Malaysia, its wholly owned subsidiary, including intellectual property rights, contracts, software, equipment and ongoing business arrangements, but excluding certain service operations in Singapore and Malaysia. Q6 Technologies intends to invest a total of $3 million by June 30, 2000 in return for a 50% initial ownership interest in CacheStream under the following schedule: Q6 Technologies may invest $1 million by December 31, 1999 in order to obtain a 25% ownership interest; Q6
Technologies may invest an additional $1 million by March 31, 2000 for an additional 15% ownership interest; and Q6 Technologies may invest an additional $1 million by June 30, 2000 for an additional 10% ownership interest in CacheStream. Once Q6 Technologies makes the first payment under the letter of intent, Q6 Technologies will retain any ownership interest obtained from its investments whether or not it makes any subsequent investments in accordance with the proposed investment schedule. Q6 Technologies has entered into a verbal agreement with IBTech to postpone its initial payment until January 15, 2000. Q6 Technologies has arranged to perform a full technological function test in early January 2000 to ensure that IBT Malaysia is Year 2000 compliant, and will not irrevocably commit its funds for CacheStream until this test process has been completed to its satisfaction. Q6 Technologies intends to finance the initial payment through funds obtained in a private placement or, if necessary, through loans obtained through eVision or its affiliates.

It is anticipated that John Cusick, President of Q6 Technologies, will serve as the Chairman of the Board of CacheStream and that Adrian Rietberg of IBTech will serve in a senior executive capacity with CacheStream. The letter of intent also provides that Q6 Technologies will hold a 50% voting interest on the Board of Directors of CacheStream until such time that Q6 Technologies fails to meet the investment schedule described above, at which time Q6 Technologies's representation on the Board of Directors will be reduced to be proportionate to its ownership interest.

The commitments contained in the letter of intent are contingent upon completion of technical, financial, legal and operational due diligence and development of a mutually satisfactory business development plan for CacheStream.

Secutron Corporation

General

Secutron was incorporated in Colorado in May 1979. Secutron's business consists of designing, developing, installing, marketing, and supporting software systems for the securities brokerage industry. Secutron markets hardware and software to securities brokerage firms. Secutron is also an Internet service provider providing Internet services ranging from access to the Internet to development and maintenance of websites. Secutron's wholly owned subsidiary, MidRange, is a Colorado corporation formed on January 1, 1993. MidRange is an IBM business partner selling IBM hardware and hardware manufactured by competitors of IBM, and acts as a distributor for software products which are proprietary to third parties. MidRange sells hardware and software to businesses in several different industries, including manufacturers, distributors and health care providers.

Secutron offers the following software products to the securities brokerage industry. The STARS software system is offered to broker/dealers who clear their own transactions, and is a totally integrated software system, which performs all of the functions, required by self-clearing broker/dealers. The BCATS software system is offered to broker/dealers who clear their securities transactions on a fully disclosed basis through a clearing broker/dealer, and is also a fully integrated software system which performs all of the accounting functions required by a fully disclosed broker/dealer. The BCATS-MF software system is designed for use by broker/dealers engaging in transactions in mutual funds. All such software systems are designed to run on IBM computers. Both Secutron and MidRange provide consulting, programming and facilities management services to their respective clients to support the software and hardware sold by them. As a result of internal testing results, Secutron has determined the STARS and BCATS applications are Year 2000 compliant.

Subsequent to September 30, 1999, eVision entered into an agreement to sell the assets of MidRange. MidRange is included in the Q6 Technologies and Secutron business segment, which includes computer hardware, software and related technology investments of eVision.

For the years ended September 30, 1999, 1998 and 1997, MidRange revenue was $8,391,914, $7,117,007 and $4,666,588, respectively. Costs of goods sold and general administrative expenses for the years ended September 30, 1999, 1998 and 1997, were $8,955,205, $7,130,613 and $4,784,780, respectively. Accordingly, the loss from operations was $563,291, $13,606 and $118,192 for the years ended September 30, 1999, 1998 and 1997, respectively. The assets to be sold include $21,164 of furniture and equipment including computer equipment, net of accumulated depreciation of $66,292. The agreement provides for a purchase price of $75,000, to be paid in three installments of $25,000, $30,000 and $20,000 beginning December 1999 and ending February 2000.

Financial Information

Secutron's consolidated revenue for the years ended September 30, 1999, 1998 and 1997 was $9,829,589, $8,866,606, and $7,436,143, respectively. Operating profit
(loss) for the years ended September 30, 1999, 1998 and 1997 was $(433,330), $(281,785), and $129,215, respectively. The revenue and expenses for Secutron in future years will be significantly reduced as a result of the sale of the assets of MidRange described above.

Other Subsidiaries

eVision also has the following wholly owned subsidiaries for which operations either have not commenced or are not significant: eBroker USA.Com, Inc., a Colorado corporation; eFunds Global.Com, Inc., a Colorado corporation; Fronteer Corporate Services, Inc., a Colorado corporation; Corporate Net Solutions, Inc., a Delaware corporation; Fronteer Corporate Services, Inc., a Colorado corporation; Fronteer Asset Management Corporate, Inc., a Delaware corporation; Neuro Web, Inc., a Colorado corporation; Neuro Web Canada, Inc., a Canadian corporation; RAF Services, Inc. of Texas., a Texas corporation; RAF Services, Inc. of Louisiana., a Louisiana corporation; and RAF Services, Inc., a Nevada corporation. The Company is in the process of changing the name of eBroker USA.Com, inc. to OLBroker.Com, Inc. OLBroker.Com, Inc. in the intended holding company for American Fronteer and the OnLineBroker (TM) division.

eFunds Global.Com, Inc. was created with the intention of acquiring and establishing mutual fund products for distribution to the eVision client base. eFunds Global.Com, Inc. also plans to develop one or more internally managed hedge funds. Fronteer Corporate Services, Inc. provides back office, accounting and administrative support to companies affiliated with eVision. By establishing a separate subsidiary to provide these services to all of the eVision companies, the benefits of economies of scale and specialization are exploited. Corporate Net Solutions, Inc. is designed to leverage the existing wide area network infrastructure of American Fronteer, creating leading edge Internet and intranet products and services. American Fronteer has established an extensive wide area network, linking its twelve offices across the United States via a high bandwidth intranet. This established network can be expanded at a low cost, providing additional capacity for external uses.

Competition

American Fronteer

The securities industry has become considerably more concentrated and more competitive in recent periods as numerous securities firms have either ceased operations or have been acquired by or merged with other firms. In addition, companies not engaged primarily in the securities business, but having substantial financial resources, have acquired securities firms. The securities industry is now dominated by relatively few very large securities firms offering a wide variety of investment related services nationally and internationally. In addition, numerous commercial banks have entered into a variety of new securities activities.

In 1999 legislation was enacted which now permits commercial banks to engage in other types of securities related activities. These developments or other developments of a similar nature may lead to the creation of integrated financial service firms that offer a broader range of financial services than those offered by American Fronteer. These developments have created large, well-capitalized, integrated financial service firms with which American Fronteer must compete. The securities industry has also experienced substantial commission discounting by broker/dealers competing for institutional and individual brokerage business. An increasing number of specialized firms offer "discount" services to individual customers. Many of these services are offered over the Internet for little or no transaction fees. Online trading firms generally effect transactions for their customers on an "execution only" basis without offering other services such as investment recommendations and research. Such discounting and an increase in the number of new and existing firms offering such discounts could adversely affect American Fronteer's retail securities business.

eBanker

eBanker is engaged in a highly competitive business. eBanker competes for lending opportunities with many companies, including numerous financial institutions that have been in existence for longer periods of time. Many of eBanker's competitors are significantly larger than eBanker, have established operating histories and procedures, have access to significantly greater capital and other resources, have management personnel with more experience than the management of eBanker and have other advantages over eBanker in conducting certain businesses and providing certain services.

Q6 Technologies

The business of obtaining and maintaining interests in business opportunities is highly competitive. Additionally, the market for software and other technology based products is very competitive. Many of Q6 Technologies' anticipated competitors may be significantly larger than Q6 Technologies, have established operating histories and procedures, have access to significantly greater capital and other resources, have management personnel with more experience than the management of Q6 Technologies, and may have other advantages over Q6 Technologies in conducting certain businesses and providing certain services. There can be no assurance that Q6 Technologies can compete successfully.

Secutron Corp.

Secutron competes with numerous software distribution firms, many of which are larger than Secutron and have greater financial resources. Secutron also competes with firms that specialize in industry specific software and those that offer a variety of software products to businesses in various industries.

Regulation

The securities industry in the United States is subject to extensive regulation under federal and state laws. The Commission is a federal agency charged with administration of the federal securities laws. Much of the regulation of broker/dealers has been delegated to self regulatory organizations, principally the NASD and the exchanges. These self-regulatory organizations adopt rules (which are subject to approval by the Commission) for governing the industry and conduct periodic examinations of member broker/dealers. Securities firms are also subject to regulation by state securities commissions in the states in which they do business. Broker/dealers are subject to regulations that cover all aspects of the securities business, including sales methods, trading practices among broker/dealers, capital structure of securities firms, record keeping, and the conduct of directors, officers, and employees. Additional legislation, changes in rules promulgated by the Commission and by self-regulatory organizations, or changes in the interpretation or enforcement of existing laws and rules often directly affect the method of operation and profitability of broker/dealers. The Commission, the self regulatory authorities, and the state securities commissions may conduct proceedings which can result in censure, fine, suspension, or expulsion of a broker/dealer, its officers, or employees.

American Fronteer is required by federal law to belong to the SIPC. When the SIPC fund falls below a certain minimum amount, members are required to pay annual assessments. The SIPC fund provides protection for securities held in customer accounts up to $500,000 per customer, with a limitation of $100,000 on claims for cash balances.

American Fronteer is subject to the Commission's Uniform Net Capital Rule which is designed to measure the financial integrity and liquidity of a broker/dealer and the minimum net capital deemed necessary to meet its commitments to its customers. American Fronteer is in compliance with the Rule. Failure to maintain the required net capital may subject American Fronteer to suspension by the Commission or other regulatory bodies and may ultimately require its liquidation. eVision is not itself a registered broker/dealer and is not subject to the Rule. However, under the Rule, eVision could be affected by the requirement that a broker/dealer such as American Fronteer may be prohibited or temporarily restricted by the Commission from the withdrawal of equity capital by a stockholder such as eVision.

American Fronteer is also subject to regulation under federal and state laws surrounding the insurance industry for the insurance products, primarily variable annuities, which its insurance licensed registered representatives sell.

Private Placements

eBanker

On May 26, 1998, Fronteer Development, which was merged into eBanker in March 1999, commenced a private placement of 30,000 units each consisting of:

     o one $1,000 convertible debenture, due August 1, 2008, paying 10% per annum;
     o    100 Class A common shares; and
     o    warrants exercisable at $3.00 per share for 500 Class A common shares.

Prior to closing of the offering in December 1998, 7,958 units were issued in the private placement resulting in proceeds of $6,832,851, net of issuance costs of $1,125,149. For participating in the offering American Fronteer received warrants to purchase shares of Fronteer Development's common stock, received a commission of 10% of the proceeds and received a non-accountable expense allowance of 3% the proceeds. The offering memorandum for the private placement included 3,000,000 shares of authorized Class B common stock, and required eVision to purchase Class B common stock in the amount of no less than 26.67% of the amount of units purchased by outside investors. eVision purchased 707,466 shares of the Class B common stock for $2,122,398. There were no commissions or expenses associated with the Class B common issuance.

On March 3, 1999, eBanker commenced a second private placement of 3,000,000 units, each consisting of one share of common stock and one detachable warrant to purchase one share of common stock. The offering closed in July 1999. In the private placement, 899,444 units were issued resulting in proceeds of $4,678,754, net of issuance costs of $717,912. For participating in the offering American Fronteer received five year warrants to purchase 89,944 shares of eBanker's common stock, received a commission of 10% of the proceeds and received a non-accountable expense allowance of 3% the proceeds.

eVision

On October 16, 1998, eVision commenced a private placement of 1,500,000 shares of its Series B Preferred Stock at a price of $10.00 per share. Before the offering was terminated, 25,500 shares were sold. On May 12, 1999, eVision commenced a second private placement of 1,500,000 shares of its Convertible Series B Preferred Stock at $10.00 per share. The 25,500 shares of Series B Preferred Stock sold in eVision's first offering were exchanged for Convertible Series B Preferred Stock. Including the shares exchanged from the first offering, 110,500 shares of Convertible Series B Preferred Stock were sold in the second offering before it was terminated. eVision received $860,147 net of offering costs of $244,853 for the 110,500 shares. The Convertible Series B Preferred Stock was offered by American Fronteer, which was issued warrants, which would allow the holder to purchase shares of eVision's Convertible Series

B Convertible Preferred Stock at a purchase price of $12.00 per share for five years. American Fronteer also was to receive a commission of 10% and a non-accountable expense allowance of 3% of the total amount sold in the offering.

On September 27, 1999, eVision commenced a third private offering of 1,500,000 shares of its Convertible Series B-1 Preferred Stock at a price of $10.00 per share and 110,500 shares were being offered in exchange for the Convertible Series B Preferred Stock on a one-for-one basis. The Convertible Series B-1 Preferred Stock is being offered by American Fronteer, which will be issued a maximum of 150,000 warrants, depending on the proceeds of the offering, that allow the holder to purchase shares of eVision's Convertible Series B-1 Preferred Stock at a purchase price of $12.00 per share for five years. American Fronteer also is to receive a commission of 10% and a non-accountable expense allowance of 3% of the total amount sold in the offering. The offering of the Convertible Series B-1 Preferred Stock will continue until all 1,500,000 shares of Convertible Series B-1 Preferred Stock are sold or exchanged or until December 31, 1999, whichever is earlier. eVision has reserved the right to continue the offering beyond December 31, 1999. Through December 24, 1999, approximately 350,000 shares of Convertible Series B-1 Preferred Stock have been sold for gross proceeds of $3,500,000.

The Convertible Series B-1 Preferred Stock has a cumulative annual dividend rate payable semi-annually of 8% in cash and 7% in additional shares of the Convertible Series B-1 Preferred Stock. Online International has guaranteed the payment of any cash dividends that accrue on the Convertible Series B-1 Preferred Stock through October 31, 2002. The semi-annual dividend payable on shares of Convertible Series B-1 Preferred Stock will be equivalent to three and one-half one hundredths of a share of Convertible Series B-1 Preferred Stock for each outstanding share of Convertible Series B-1 Preferred Stock. Any Convertible Series B-1 Preferred Stock issued as a dividend on the Convertible Series B-1 Preferred Stock will have the same dividend and the same terms as the Convertible Series B-1 Preferred Stock. The dividend on the Convertible Series B-1 Preferred Stock is payable semi-annually beginning October 31, 1999, and continuing each April 30 and October 31 thereafter, when and if declared by the Board of Directors. Each share of Convertible Series B-1 Preferred Stock is immediately convertible by the holder into 10 shares of eVision's common stock which is equivalent to a price of $1.00 per share of common stock. If the common stock does not have a closing bid price of at least $1.15 per share for at least 20 trading days during the period commencing on September 30, 1999, and ending on September 30, 2000, the Convertible Series B-1 Preferred Stock will be convertible by the holder into common stock determined by dividing $10 by a price equal to the higher of the five day average closing bid price of the common stock prior to September 30, 2000, or $0.50 per share. In addition, each share of Convertible Series B-1 Preferred Stock is automatically convertible into 10 shares of common stock at $1.00 per share at such time as the closing bid price of the common stock is at least $4.00 per share for 30 consecutive trading days. The Convertible Series B-1 Preferred Stock is redeemable by eVision on or after October 1, 2003, at a price of $12.50 per share plus any accrued and unpaid dividends.

Online International has guaranteed through October 31, 2002, the payment of each annual 8% cash dividend on the Convertible Series B-1 Preferred Stock that is being offered by eVision if such dividend is not paid by eVision. In consideration for making such guaranty, eVision issued an affiliate of Online International 250,000 shares of eVision's common stock which had a value of $62,500 based on the closing price of $0.25 per share of the common stock on the date of the agreement. If Online International is required to make payment as a result of its guaranty, Online International or its designee will receive a 12% convertible debenture equivalent to the amount that Online International is required to pay on the guaranty unless the act of eVision in giving Online International or its designee the 12% convertible debenture would be deemed to be an illegal distribution under the Colorado Business Corporation Act. In such event, Online International or its designee would receive, instead of a 12% convertible debenture, the number of shares of common stock as is equal to the total amount of the dividend paid divided by 90% of the conversion price of the common stock as defined in the 12% convertible debenture. In general, the conversion price of the convertible debenture will be the market price of the common stock on the date of conversion.

Sale of Fronteer Capital

On July 30, 1999, eVision entered into a Stock Purchase Agreement with Ladsleigh Investments Limited, BVI whereby eVision agreed to sell and Ladsleigh agreed to purchase 100% of the stock of a wholly owned subsidiary of eVision, Fronteer Capital, Inc., for $3,000,000, excluding cash and warrants to purchase equity in a publicly traded company. The primary assets were approximately 122,084,000 shares of the common stock of Online International, that were originally purchased in open market transactions on the Hong Kong Stock Exchange and that were accounted for as trading securities. The purchase price of Fronteer Capital was based on the fair value of the primary assets held by Fronteer Capital as of July 30, 1999 based on a third party quotation service. Unrealized gains on the securities held by Fronteer Capital through July 30, 1999 of approximately $1,682,000 have been recognized. The purchase price was paid in cash of $150,000 and in the form of a promissory note for $2,850,000, which bears interest at 14% and is due July 30, 2000. To secure the promissory note, eVision holds all the primary assets of Fronteer Capital in escrow. Prior to the transaction, there was no material relationship between Ladsleigh and eVision or any of its affiliates, directors or officers.

Proposed Investment in Mutual Fund Developer and Sponsor

eVision has entered into a letter of intent to acquire control of Quaker Funds, Inc. which is the developer and sponsor of the Quaker Family of Funds, a group of six mutual funds having approximately $70,000,000 in assets under management. An independent institutional investment advisor manages each fund. As proposed, the acquisition includes the issuance of 4,666,667 shares of eVision's common stock for approximately 60% of the outstanding common stock of Quaker Funds. The shareholders of Quaker Funds that receive eVision's common stock will be able to sell their common stock back to eVision if eVision's common stock does not trade at an average price of $3.00 per share for a period of time between one and two years after the closing. There are also provisions whereby the Quaker Funds shareholders may sell their remaining 40% ownership in Quaker Funds to eVision or buy back their 60% interest in Quaker Funds. The transaction is subject to the execution of a definitive agreement, which is currently being negotiated. There are no assurances that the transaction will be consummated on the terms specified in the letter of intent or at all.

Employees

As of September 30, 1999, eVision and its subsidiaries had 196 full time employees. One hundred sixty-five were employed by American Fronteer; eleven were employed by Fronteer Corporate Services, Inc., a wholly owned subsidiary of eVision that provides management, accounting and administrative services to eVision; three were employed by Corporate Net Solutions, a wholly owned subsidiary of eVision that established American Fronteer's wide area network linking its twelve offices via a high bandwidth intranet; one was employed by Q6 Technologies, Inc.; and 16 were employed by Secutron and MidRange.


ITEM 2.  PROPERTIES

The offices for eVision, its wholly owned subsidiaries and eBanker are located at One Norwest Center, 1700 Lincoln Street, 32nd Floor, Denver, Colorado, 80203. The offices consist of approximately 47,071 square feet of subleased space. The sublease expires on April 30, 2007. eVision currently pays monthly rent of $62,800 for the space. eVision also leases space for its branch offices pursuant to leases that have various rental rates and expire at various dates.

The offices for Secutron are located at 3773 Cherry Creek North Drive, Suite 825, Denver, Colorado, 80209. The offices consist of approximately 5,946 square feet of leased space. The lease expires on August 31, 2000 and requires the payment of monthly rentals of $6,784 for the space.

ITEM 3.  LEGAL PROCEEDINGS

eVision is a defendant in certain arbitration and litigation matters arising from its activities as a broker/dealer. In the opinion of management, these matters, including any damages awarded against eVision, have been adequately provided for in the accompanying consolidated financial statements, and the ultimate resolution of the other arbitration and litigation matters will not have a significant adverse effect on the consolidated results of operations or the consolidated financial position of eVision.

Anthony R. Kay, a former officer, director and shareholder of Secutron, individually, and in conjunction with his consulting company, ARK Consulting Services Inc., filed claims on July 30, 1998, in the District Court for the City and County of Denver, Colorado against eVision, Secutron and Midrange and against certain current and former officers, directors, shareholders and affiliates of eVision. Secutron and the other named defendants have entered into an agreement to settle the lawsuit. Pursuant to the terms of the settlement, Secutron paid Mr. Kay $400,000 in cash and eVision issued Mr. Kay 550,000 shares of common stock. In addition, eVision agreed to register Mr. Kay's shares of common stock for resale. eVision and the other defendants also agreed that if Mr. Kay does not receive a net amount of at least $325,000 from the sale of the common stock, Secutron and the other defendants will pay Mr. Kay the difference between what Mr. Kay does receive and $325,000 or provide Mr. Kay with additional shares of common stock to make up the deficiency based upon the then current trading prices of the common stock. If Mr. Kay does not realize $325,000 from the sale of all of the common stock by April 1, 2000, Mr. Kay is entitled to receive the deficiency in cash. Any sales by Mr. Kay of the common stock must be made in a commercially reasonable manner. As part of the agreement, all of the common stock of Secutron held by Anthony R. Kay and his family, which approximated 5% of the outstanding common stock of Secutron, were returned to Secutron and the other defendants or their assigns. In addition, ARK Consulting agreed to cancel the settlement agreement that required payments to ARK Consulting of $10,000 per month through the year 2011.

On December 23, 1996, AFFC received notification of an arbitration award in NASD Arbitration No. 95- 05062, Chang, et al. v. AFFC that was originally filed on October 21, 1995. The allegations in the case relate to a private placement sold by a former broker at AFFC, all of which sales occurred prior to his employment by AFFC. In 1996, AFFC provided for damages that were awarded in the amount $424,824 against AFFC, which AFFC appealed. During the year ended September 30, 1999, AFFC lost the first appeal and the court ordered AFFC to place on deposit, in a restricted cash account, the amount of $575,000. The deposit will remain in the restricted account pending the outcome of the next level of appeal.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of eVision's security holders during eVision's fiscal quarter ended September 30, 1999.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
         STOCKHOLDER MATTERS

(a) Market Information. eVision's common stock was traded on the NASDAQ SmallCap Market under the symbol FDIR from March 27, 1989 to October 21, 1998, when it began trading on the OTC Bulletin Board. eVision's common stock is now traded under the symbol EVIS. The following table shows the range of high and low closing bid quotations for the common stock, for each quarterly period since October 1, 1997. These quotations represent prices between dealers and do not include retail markups, markdowns, or commissions and may not necessarily represent actual transactions.

                                  COMMON STOCK


     Fiscal Quarter Ended:                          High             Low
     --------------------                           ----             ---

         September 30, 1999                      $ 0.910            0.420
         June 30, 1999                             1.280            0.460
         March 31, 1999                            0.875            0.180
         December 31, 1998                         0.375            0.063
         September 30, 1998                        0.813            0.313
         June 30, 1998                             1.031            0.688
         March 31, 1998                            1.281            0.656
         December 31, 1997                         0.750            0.406

Trading in eVision's common stock is currently conducted in the non-NASDAQ over-the-counter market in what is commonly referred to as the electronic bulletin board or the "pink sheets." As a result, an investor may find it more difficult to dispose of or to obtain accurate quotations as to the market value of eVision's common stock. In addition, eVision is subject to a rule promulgated by the Commission, which provides that various sales practice requirements are imposed on broker/dealers who sell eVision's common stock to persons other than established customers and accredited investors. For these types of transactions, the broker/dealer has to make a special suitability determination for the purchaser and have received the purchaser's written consent to the transactions prior to sale. Consequently, the rule may have an adverse effect on the ability of broker/dealers to sell eVision's common stock, which may affect the ability of purchasers to sell eVision's common stock in the market.

(b) Holders. As of September 30, 1999, eVision had approximately 900 holders of record of its common stock.

(c) Dividends. eVision has not declared cash dividends on its common stock since its inception and eVision does not anticipate paying any dividends in the foreseeable future. eVision is currently precluded from paying dividends on its common stock by a convertible debenture agreement.

(d) Recent Sales of Unregistered Securities.

In December 1997, eVision sold Heng Fung Finance Company Limited, now known as Online Credit Limited (Online Credit) a ten year $4,000,000 10% Convertible Debenture that is convertible into shares of common stock of eVision at a price of $0.53125 per share until December 15, 2007, unless sooner paid, and an option to purchase a $11,000,000 Convertible Debenture that is convertible into shares of common stock of eVision at a price of $0.61 per share until ten years from the date of issue unless sooner paid. Subsequently, Online Credit partially exercised the option and purchased additional 10% Convertible Debentures totaling $2,500,000. On September 23, 1998, Online Credit and eVision agreed to amend the terms of the remaining $8,500,000 of the $11,000,000 10% Convertible Debenture by increasing the interest rate to 12%, changing the conversion price to the lower of $0.35 or the fair market value per share, and changing the default conversion price to $0.10 per share. On November 11, 1998, Online Credit partially exercised its option to purchase $8,500,000 of 12% Convertible Debentures by purchasing a $1,000,000 12% Convertible Debenture from eVision. As of September 30, 1999, Online Credit had purchased a total of $8,000,000 in convertible debentures. During the year ended September 30, 1999, eVision issued 1,569,417 shares of common stock in payment of interest on the convertible debentures. The interest on the convertible debentures accrued as of September 30, 1999 of $212,111 was paid with 428,583 shares of eVision's common stock subsequent to year end.

The sales of the convertible debentures and issuance of shares for interest were made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended ("1933 Act"). The purchaser had access to full information concerning eVision. The certificates for the shares and the convertible debentures contain a restrictive legend advising that the shares and the convertible debentures may not be offered for sale, sold or otherwise transferred without having first been registered under the 1933 Act or pursuant to an exemption from registration under the 1933 Act. No underwriters were involved in the transaction.

Between May and September 1999, eVision issued 110,500 shares of its Convertible Series B Preferred Stock to various investors. eVision issued 25,500 shares of Convertible Series B Preferred Stock in exchange for 25,500 shares of Series B Preferred Stock and 85,000 shares of Convertible Series B Preferred Stock were issued at a purchase price of $10.00 per share. The sales of preferred stock were made in reliance upon the exemptions from registration provided by Section 4(2) of the Securities Act of 1933, as amended and Rule 506 of Regulation D adopted under the 1933 Act. The purchasers had access to full information concerning eVision and represented that they purchased the shares for the purchasers' own accounts and not for the purpose of distribution. The certificates for the shares contain a restrictive legend advising that the shares may not be offered for sale, sold or otherwise transferred without having first been registered under the 1933 Act or pursuant to an exemption from registration under the 1933 Act. American Fronteer was the underwriter for the offering and received a 10% commission in addition to a 3% non-accountable expense allowance and warrants.

On September 18, 1999, eVision issued Anthony R. Kay 550,000 shares of common stock in consideration of the settlement of a lawsuit. The issuance of the common stock was made in reliance upon the exemption from registration provided by Section 4(2) of the 1933 Act. Mr. Kay had access to full information concerning eVision and represented that he accepted the common stock for his own account and not for the purpose of distribution. The certificate for the common stock contains a restrictive legend advising that the common stock may not be offered for sale, sold or otherwise transferred without having first been registered under the 1933 Act or pursuant to an exemption from registration under the 1933 Act. No underwriters were involved in the transaction.

ITEM 6.  SELECTED FINANCIAL DATA

On February 25, 1997, McLeod USA Publishing Company purchased from eVision the primary operating assets of a directory business for approximately $2,800,000 including the application of a $500,000 non-recourse loan from McLeod in accordance with an option agreement. On the same date, a third party purchased another directory from eVision for approximately $202,000 in cash. On September 15, 1997, a third party purchased all of the primary operating assets of Fronteer Marketing Group, Inc. for approximately $421,000. On March 20, 1998, eVision sold the remaining net assets, which were not previously identified by eVision as part of discontinued operations for the return of 493,500 shares of eVision's common stock. As a result of these sales, the directory business and Fronteer Marketing Group, Inc. have been accounted for as discontinued operations in the consolidated financial statements.

On July 23, 1996, eVision sold its clearing operation to MultiSource Services, Inc. for $3,000,000, but included a $1,500,000 contingency in the form of a forgivable loan payable to MultiSource, plus the net assets of the clearing operation. The loan was forgiven and recognized as an extraordinary item net of tax during the year ended September 30, 1998.

On April 26, 1995, eVision acquired the assets of RAFCO, Ltd. As a result of this transaction, the former shareholders of RAFCO, acquired a 55% interest in eVision. Accordingly, the transaction was accounted for as a "reverse acquisition" of eVision by RAFCO using the purchase method of accounting. eVision's assets and liabilities prior to the transaction were adjusted to their fair market value as of the date of the business combination. eVision's operations are included in the consolidated financial statements beginning May 1, 1995, the effective date of the business combination. As a result of the reverse acquisition accounting, historical financial statements presented for periods prior to the business combination date include the consolidated assets, liabilities, equity, revenues, and expenses of RAFCO only.

The following is selected consolidated financial data (in thousands, except per share data) for eVision as of September 30, 1999, 1998, 1997 and 1996 and for the years then ended and as of and for the nine months ended September 30, 1995. This information should be read in conjunction with the consolidated financial statements.

                                                                                                                     Nine months
                                                                                                                       ended
                                                                            Year ended September 30,                September 30,
                                                                ----------------------------------------------      ------------
                                                                1999          1998          1997          1996           1995
                                                                ----          ----          ----          ----
Revenue ................................................     $ 34,193        27,387        25,100        21,369        13,153

Loss from continuing operations ........................       (3,189)       (6,979)       (1,990)         (990)         (806)

Loss on sale of  discontinued operations, net of
income tax benefit of $160 and $410 for 1998
and 1997, respectively .................................         --            (250)         (667)         --            --

Loss from discontinued  operations, net of
income tax  benefit of $102 and  $412 for 1998
and 1997, respectively .................................         --            (159)         (799)       (1,369)       (1,086)

Extraordinary item, net of income taxes of
$585,000 ...............................................         --             915          --            --            --

Preferred stock dividend ...............................          (48)         --            --            --            --
                                                             --------      --------      --------      --------      --------
Net loss applicable to common shareholders .............       (3,237)       (6,473)       (3,456)       (2,418)       (1,925)
                                                             ========      ========      ========      ========      ========
Basic earnings (loss) per common share:
   Continuing operations ...............................     $  (0.18)        (0.42)        (0.12)        (0.07)        (0.09)
   Discontinued operations:
       Loss on sale of discontinued operations .........         --           (0.02)        (0.04)         --            --
       Loss from discontinued operations ...............         --           (0.01)        (0.05)        (0.10)        (0.11)
   Extraordinary item ..................................         --            0.06          --            --            --
                                                             --------      --------      --------      --------      --------
       Total ...........................................     $  (0.18)        (0.39)        (0.21)        (0.17)        (0.20)
                                                             ========      ========      ========      ========      ========
Working capital ........................................     $ 15,427        10,076         3,595         4,991         4,130
                                                             ========      ========      ========      ========      ========
Total assets ...........................................     $ 22,740        15,371        11,003        14,524        17,282
                                                             ========      ========      ========      ========      ========
Total long-term liabilities ............................     $ 15,877        14,864         2,732         3,492         3,269
                                                             ========      ========      ========      ========      ========
Total stockholders' equity (deficit) ...................     $ (3,930)       (3,043)        3,352         6,086         5,442
                                                             ========      ========      ========      ========      ========

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Results of Operations

Year ended September 30, 1999 compared to year ended September 30, 1998

Revenue for the year ended September 30, 1999 was $34,193,262, an increase of $6,805,958 or 24.9% over revenue of $27,387,304 for the year ended September 30, 1998. The increase primarily relates to increased brokerage commissions of

$2,430,194; an increase in trading profits of $679,227; increased computer hardware and software operations revenue of $1,250,948; increased interest income on investments of $1,411,992 and a gain on the sale of assets of $2,129,864, offset by a decrease in investment banking activity of $928,080.

The increase in brokerage commissions of $2,430,194 is due primarily to an increase in commission activity. Ticket transactions increased approximately 49% for the year ended September 30, 1999 compared to the year ended September 30, 1998. This was partially offset by a decrease in the average commission per transaction ticket of 17%. The primary reasons for the increased activity were general market conditions and positive results from AFFC's research recommendations that were acted upon by customers. In addition, branch offices opened during the year ended September 30, 1998 were open for the entire current year.

Trading profits increased $679,227 due primarily to general market conditions, as well as increases in positions in securities in which American Fronteer, eVision's securities broker/dealer, makes a market.

Computer hardware and software revenues for the year ended September 30, 1999 increased primarily due to a hardware system upgrade by a customer and software enhancements to proprietary software products for customers.

During the year ended September 30, 1999, eBanker invested in debt securities of various corporations that are traded on foreign stock exchanges. The debt securities carry a premium redemption value over the face amount of each security. If the security were held until maturity, eBanker would receive a guaranteed premium above the face value. The purchase discount and the premium for holding each security to maturity were being accreted to interest income over the remaining life of the security. Interest income on the investments in debt securities for the year ended September 30, 1999, was $1,411,992. During the year ended September 30, 1999, eBanker decided to change its investment strategy with respect to the bond investments to systematically sell these securities. Therefore, they have been classified as available-for-sale and unrealized gains have been recognized as other comprehensive income. Realized gains of $447,864 are included in gain on sale of assets.

The net loss for the year ended September 30, 1999 includes an unrealized loss of $65,315 on certain foreign held investments for the year ended September 30, 1999, compared to an unrealized loss of $1,751,792 on certain foreign held investments for the year ended September 30, 1998. A majority of this activity in 1998 related to eVision's investment in approximately 122,084,000 common shares of Online International that were purchased in the open market by Fronteer Capital. During the year ended September 30, 1999, eVision sold Fronteer Capital and the unrealized gain of $1,682,000 on these trading securities was reclassified to gain on sale of assets.

Investment banking revenues of $1,299,209 for the year ended September 30, 1999 decreased $928,080 from the year ended September 30, 1998 due primarily to the decreased participation in corporate finance underwritings.

The increase in broker/dealer commissions expense was $90,992 or 0.9% for the year ended September 30, 1999 compared to the increase in brokerage commission and investment banking revenue combined of $1,502,114 or 8.8% for the year ended September 30, 1999 over the year ended September 30, 1998. The lower expense percentage increase reflects adjustments to branch manager overrides and other payouts to correlate closer to actual production results and the market.

Interest expense on the convertible debentures of eBanker for the year ended September 30, 1999 was $1,012,956 compared to $84,031 for the year ended September 30, 1998. Most convertible debentures were outstanding for a shorter period of time in 1998 than in 1999 which accounts for the increased 1999 interest expense.

The increase in general and administrative expenses for the year ended September 30, 1999 of $2,076,219 or 15.5% over the year ended September 30, 1998 reflects increased expenses associated with new branch openings in San Francisco and New York City. Although the new offices were opened during 1998, they were not open for the entire year as they were in 1999.

Interest expense to related party of $827,527 increased for the year ended September 30, 1999 from the amount of $388,129 for the year ended September 30, 1998 as a result of the convertible debentures issued to Online Credit during 1998. These convertible debentures were outstanding for the full 1999 period.

The minority interest in (earnings) loss represents the minority interest investments in Q6 Technologies and eBanker.

The loss from discontinued operations for the year ended September 30, 1998, represents the loss on sale and net loss from operating activity of eVision's directory and telemarketing businesses of which all of the primary operating assets were sold during 1998.

The extraordinary item for the year ended September 30, 1998 represents the recognition of the forgivable loan to MultiSource of $1,500,000 net of income taxes of $585,000.

Year ended September 30, 1998 compared to year ended September 30, 1997

Revenue for the year ended September 30, 1998 was $27,387,304 compared to revenue for the year ended September 30, 1997 of $25,100,414. This represents an increase of $2,286,890 or 9%.

The increase is primarily due to the increase in brokerage commissions of $983,810 or 7%, an increase of $1,472,136 or 21% in computer hardware and software sales offset by a decrease in investment banking activity of $776,505.

The increase in brokerage commissions is primarily the result of the additional offices opened during the previous fiscal year being open for the entire year ended September 30, 1998. The increase in computer hardware and software revenue is primarily due to additional contracts for software development and increased hardware sales. Certain of the software development contracts were for the purposes of ensuring customers are Year 2000 compliant.

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

General and administrative expenses were $13,359,245 for the year ended September 30, 1998 or $2,106,498 greater than general and administrative expenses of $11,252,747 for the year ended September 30, 1997. This increase of 19% is primarily attributable to the prior year branch openings being in operation for the entire year ended September 30, 1998, and the new branches opened during the year ended September 30, 1998. During the year ended September 30, 1998, the Kansas City, San Francisco and New York City branches were opened. The increase in general and administrative expenses is partially offset by a decrease in legal fee expense and arbitration settlements of $974,872 in the year ended September 30, 1998.

A portion of the proceeds of the $4,000,000 convertible debenture purchased by Online Credit in December 1997 was used to purchase approximately 122,084,000 shares of the common stock of Online International in open market transactions on the Hong Kong Stock Exchange. For the year ended September 30, 1998, eVision had recognized an unrealized loss of $1,573,793 on the investment in Online International.

Depreciation and amortization expense for the year ended September 30, 1998 of $389,234 represents an increase of $50,289 or 15% over the amount of $338,945 for the year ended September 30, 1997. The increase is primarily due to the addition of the new branch offices.

Interest income increased $150,502 or 100% from $150,203 for the year ended September 30, 1997 to $300,705 for the year ended September 30, 1998. This is due to increased cash balances resulting from the convertible debenture issues during the year ended September 30, 1998. Interest expense to a related party relates to the convertible debentures payable to the Online International related entities.

The loss from discontinued operations and loss on sale of discontinued operations represents activity for the remaining assets of the directory and telemarketing business and the final sale of the assets of these businesses, which were not previously identified by eVision as part of discontinued operations.

The minority interest in (earnings) loss of $129,363 for the year ended September 30, 1998 represents the minority shareholders' interest in Secutron's loss for the year.

Liquidity and Capital Resources

As of September 30, 1999, eVision had $7,593,772 in cash and cash equivalents and $15,427,043 in working capital. Its current ratio is 4.1:1. Cash flows used by operating activities during the year ended September 30, 1999, totaled $4,063,443. Cash flows used for investing activities during the year were $4,541,623, and consisted primarily of purchases of debt securities of $4,635,275, less sales of debt securities of $4,306,603, and advances on notes receivable of $3,700,000. Cash flows from financing activities during the year of $7,086,186 consisted primarily of net proceeds from the issuance of convertible debentures of $534,953; net proceeds from the sale of eBanker securities of $4,678,754; the issuance of the convertible debentures to a related party of $1,000,000; and $860,147 of net proceeds from a private placement of eVision's preferred stock.

In May 1999, eVision commenced a private placement of 1,500,000 shares of its Convertible Series B Preferred Stock at a price of $10.00 per share. The net proceeds were intended to be used to fund working capital and acquire other securities broker/dealers. Through September 30, 1999, eVision sold 110,500 shares of Convertible Series B Preferred Stock for net proceeds of $860,147, net of offering costs of $244,853. eVision then discontinued its private placement of the Convertible Series B Preferred Stock and, on September 27, 1999, commenced a second private placement of 1,500,000 shares of its newly designated Convertible Series B-1 Preferred Stock. eVision is in the process of exchanging the 110,500 shares of Convertible Series B Preferred Stock sold in the second offering for an equal amount of shares of Convertible Series B-1 Preferred Stock.

On March 3, 1999, eBanker commenced a second private placement of 3,000,000 units, each consisting of one share of common stock and one detachable warrant to purchase one share of common stock. The offering closed in July 1999. In the private placement, 899,444 units were issued resulting in proceeds of $4,678,754, net of offering costs of $717,912. For participating in the offering American Fronteer received five year warrants to purchase 89,944 shares of eBanker's common stock , received a commission of 10% of the proceeds and received a non-accountable expense allowance of 3% the proceeds.

In April 1998, Fronteer Capital, a formerly wholly owned subsidiary of eVision, and Online Credit committed to provide to Global Med Technologies, Inc. (Global
Med) lines of credit for up to $1,650,000 and $1,500,000, respectively, for a total combined loan commitment of $3,150,000 over the following twelve months. Fronteer Capital subsequently assigned its commitment to eBanker. During fiscal 1999, eBanker purchased $1,000,000 of Online Credit's outstanding loan of $1,500,000. The loans bear interest calculated at a rate of 12% per annum and will mature April 15, 2000. As of September 30, 1999, Global Med had drawn $2,650,000 on these lines of credit.

In May 1999, eBanker extended Global Med a $750,000 bridge loan commitment of which $750,000 was drawn as of September 30, 1999. Outstanding principal amounts under the loan are due December 31, 1999 and accrue at an interest rate of 12%. On October 4, 1999, eBanker extended to Global Med a $2,000,000 bridge loan commitment, of which a total of $600,000 was drawn in October and November 1999. Outstanding principal amounts under the loan are due April 12, 2000 and accrue at an interest rate of 12%.

eVision previously sold Online Credit a ten year $4,000,000 10% Convertible Debenture that is convertible into shares of common stock of eVision and an option to purchase an $11,000,000 12% Convertible Debenture that is convertible into shares of common stock of eVision. As of September 30, 1999, Online Credit had purchased a total of $8,000,000 of convertible debentures, of which $1,000,000 had been purchased during the year ended September 30, 1999. The option to purchase the $11,000,000 12% Convertible Debenture has $7,000,000 available remaining under option. The principal is due in ten years, except for one installment of $500,000 that was due March 1999. The installment due date was extended to March 2000. eVision paid Online Credit a fee of 5%, or $25,000, paid in 44,092 common shares of eVision for the extension as determined by the average closing bid price of eVision's common stock for 15 business days prior to March 23, 1999, or $0.567 per share.

In July 1999, eVision sold the stock of Fronteer Capital for $3,000,000 which was received in the form of $150,000 cash at closing and a promissory note in the amount of $2,850,000, due in one year and bearing interest at 14% per annum.

A majority of eVision's assets are highly liquid, consisting mainly of assets that are readily convertible into cash. Changes in the amount of securities owned by eVision and receivables from brokers or dealers and clearing organizations directly affect the amount of eVision's financing requirements.

Management believes that eVision's cash flows from operations, the possibility of additional purchases of convertible debentures by Online Credit, proceeds received and expected to be received from the sale of Convertible Series B-1 Preferred Stock and cash on hand will be sufficient to fund its debt service, expected capital costs and other liquidity requirements for the foreseeable future.

AFFC is subject to the SEC's net capital rules. AFFC has historically operated in excess of the minimum requirements. At September 30, 1999, AFFC's net capital exceeded the SEC's minimum requirement by $169,273.

Inflation

The effect of inflation on eVision's operations is not material and is not anticipated to have any material effect in the future.

Recently Issued Financial Accounting Standards

In June 1998, the FASB issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement was effective for all fiscal quarters beginning after June 15, 1999. In July 1999, the FASB issued Statement No. 137, Accounting for Derivative Instruments and Hedging Activities -Deferral of the Effective Date of FASB Statement No. 133. This Statement defers the effective date of Statement No. 133 to all fiscal quarters of all fiscal years beginning after June 15, 2000. eVision has not completed its evaluation of the impact of this Statement.

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

To address this issue, eVision developed a corporate plan including the formation of a team consisting of internal resources and, as deemed necessary, third party experts. The phases of the plan included: conducting inventory of the affected technology and assessing the impact of the Year 2000 issue;
developing solution plans; modification or replacement; testing and certification; and developing contingency plans. All significant components of software and hardware of eVision have been tested.
eVision expects to be Year 2000 compliant.

eVision relies on third-party suppliers for many services and eVision may be adversely impacted if these suppliers have not made the necessary changes to their own systems and products successfully and in a timely manner. eVision worked with the Securities Industry Association to ascertain the state of Year 2000 readiness and/or compliance of eVision's suppliers. eVision implemented a plan to communicate with its customers and suppliers on this issue in an effort to minimize any potential Year 2000 compliance impact; however, it is not possible to guarantee their compliance.

The total cost of the program was estimated to be less than $50,000, of which most had been spent through September 30, 1999.

Management of eVision believes it had an effective program in place to resolve the Year 2000 issues. Nevertheless, since it is not possible to anticipate all possible future outcomes, especially when third parties are involved, there could be circumstances in which eVision would be unable to take customer orders, or collect payments. In addition, disruptions in the economy generally resulting from Year 2000 issues could materially adversely affect eVision. eVision could be subject to litigation for computer systems product failure, for example, equipment shutdown or failure to properly date transaction records. The amount of potential liability and lost revenue cannot be reasonably estimated at this time.

eVision completed its contingency plan. eVision's contingency plan includes the use of cellular phones in the event of local telephone system line failures, manual tracking of trading and inventory positions, direct calls to the clearing organizations in the event of online system failures and use of the Internet for delayed quotations in the event of real-time quotations system failures. eVision's payroll and accounting software have been obtained from national vendors who have certified their products as Year 2000 compliant.

General

The foregoing discussion contains certain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. These statements include the plans and objectives of management for future operations, including plans and objectives relating to expansion and the general development of the business of eVision. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of eVision. Although eVision believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this Annual Report on Form 10-K will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by eVision or any other person that the objectives and plans of eVision will be achieved.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk generally represents the risk of loss that may result from the potential change in the value of a financial instrument as a result of fluctuations in interest and currency exchange rates, equity and commodity prices, changes in the implied volatility of interest rates, foreign exchange rates, equity and commodity prices and also changes in the credit ratings of either the issuer of the financial instrument or its related country of origin. Market risk is inherent to many non-derivative financial instruments, and accordingly, the scope of eVision's market risk management procedures includes all market risk sensitive financial instruments. eVision's exposure to market risk is directly related to its role as a financial intermediary in customer-related transactions and to its proprietary trading activities.

eVision is an active market maker and conducts block-trading activities in the listed and over-the-counter equity markets. In connection with these activities, eVision may be required to maintain significant inventories in order to ensure availability and to facilitate customer order flow.

eVision faces two types of market risk: foreign exchange rate risk and equity price risk.

Foreign Exchange Rate Risk. Foreign exchange rate risk arises from the possibility that changes in foreign exchange rates will impact the value of financial instruments. When eVision buys or sells a financial instrument denominated in a currency other than US dollars, exposure exists from a net open currency position. eVision is then exposed to a risk that the exchange rate may move against it. At September 30, 1999 and 1998, the currency creating foreign currency risk for eVision was the Hong Kong dollar.

Equity Price Risk. eVision is exposed to equity price risk as a consequence of making markets in equity securities. Equity price risk results from changes in the level or volatility of equity prices, which affect the value of equity securities or instruments that derive their value from a particular stock, a basket of stocks or a stock index. eVision attempts to reduce the risk of loss inherent in its inventory of equity securities by entering into transactions designed to mitigate eVision's market risk profile.

eVision utilizes a wide variety of market risk management methods, including: limits for each trading activity; marking all positions to market on a daily basis; daily profit and loss statements; position reports; aged inventory position reports; and independent verification of inventory pricing. Additionally, management of each trading department reports positions, profits and losses, and trading strategies to management on a daily basis. eVision believes that these procedures, which stress timely communication between trading department management and senior management, are the most important elements of the risk management process.

Efforts  to  further  strengthen   eVision's   management  of  market  risk  are
continuous, and the enhancement of risk management systems is a priority of eVision. This includes the development of quantitative methods, profit and loss and variance reports, and the review and approval of pricing models.

The table below provides a comparison of the carrying amount to the fair value of the securities owned by eVision that are classified as trading and available for sale securities.


                               September 30, 1999         September 30, 1998
                           -------------------------  --------------------------
                           Fair Value Carrying Value  Fair Value  Carrying Value
                           ---------- --------------  ----------  --------------
Foreign Exchange Rate Risk:
     Equity Securities    $  621,171       621,171      1,066,972    1,066,972
     Debt Securities       1,991,258     1,991,258           --           --

Equity Price Risk:
     Equity Securities*    1,495,701     1,495,701      1,688,085    1,688,085

Credit Risk:
     Debt Securities       1,991,258     1,991,258           --           --

*Includes equity securities denominated in Hong Kong dollars.

In  accordance  with  generally  accepted  accounting   principles,   securities
classified as trading securities are marked-to-market and the resulting unrealized gain or loss is reflected in the statement of operations. For the year ended September 30, 1998, eVision recognized unrealized losses of $1,730,917 on the equity securities denominated in Hong Kong dollars. During the year ended September 30, 1999, eVision realized a gain of approximately $1,682,000 on the equity securities denominated in Hong Kong dollars.

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

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
             AND FINANCIAL DISCLOSURE

On September 3, 1999, KPMG LLP was dismissed as the independent accountants of eVision. KPMG LLP acted as the independent accountants for eVision for the years ended September 30, 1998 and 1997. KPMG LLP's reports on eVision's financial statements for the past two years ended September 30, 1998 and 1997 did not contain an adverse opinion or disclaimer of opinion and were not modified as to uncertainty, audit scope or accounting principles.

The decision to change accountants was approved by eVision's board of directors.

During eVision's two most recent fiscal years and subsequent interim period up to the date of the change in independent accountants, there were no disagreements with KPMG LLP on any matter of accounting principle or practices, financial statement disclosure, or auditing scope or procedure, which disagreement(s), if any, whether or not resolved to the satisfaction of KPMG LLP, would have caused KPMG LLP to make a reference to the subject matter of the disagreement(s) in connection with its reports.

On September 13, 1999, eVision engaged the accounting firm of Deloitte & Touche LLP as eVision's independent accountants for the year ended September 30, 1999. Deloitte & Touche LLP also are independent accountants for Online International. During eVision's two most recent fiscal years and subsequent fiscal interim period up to the date of the engagement of Deloitte & Touche LLP, eVision did not consult with Deloitte & Touche LLP with regard to any matter concerning the application of accounting principles to any specific transactions, either planned or proposed, or the type of audit opinion that might be rendered with respect to eVision's financial statements.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a) Identification of Directors. The present term of office of each director expires at the next annual meeting of shareholders and when his successor has been elected and qualified. The name, position with eVision, age of each director and the period during which each director has served are as follows:


Name and Position in eVision                Age            Director Since
----------------------------                ---            --------------

Fai H. Chan                                  55                 1997
Chairman, President and Director

Robert H. Trapp                              44                 1997
Managing Director,
President of American Fronteer
  Financial Corporation

Jeffrey M. Busch                             42                 1998
Director

Robert Jeffers, Jr.                          51                 1998
Director

Kwok Jen Fong                                50                 1998
Director

Tony T. W. Chan (1)                          25                 1999
Director

(1) Tony T. W. Chan is the son of Fai H. Chan.

(b) Identification of Executive Officers. Each executive officer holds office until his successor is duly appointed and qualified, until his death or resignation or until he shall be removed in the manner provided by eVision's bylaws. eVision's current executive officers, their ages, positions with eVision and periods during which they served are as follows:

Name of Executive Officer and Position in eVision        Age     Officer Since
-------------------------------------------------        ---     -------------

Fai H. Chan                                              55         February
Chairman of the Board and President                                   1998

Robert H. Trapp                                          44         February
Managing Director and President of American Fronteer                  1998

Gary L. Cook
Chief Financial Officer, Secretary and Treasurer         41         February
                                                                      1998

There was no arrangement or understanding between any executive officer and any other person pursuant to which any person was selected as an executive officer.

(c) Identification of Certain Significant Employees. Not applicable.

(d) Family Relationships. Tony T. W. Chan is the son of Fai H. Chan.

(e) Business Experience.

Background. The following is a brief account of the business experience during the past five years of each director and executive officer of eVision:

     Name of Director
       or Officer                Principal Occupation During the Last Five Years
     ----------------            -----------------------------------------------

     Fai H. Chan                   Director of eVision since  December 26, 1997;
                                   Chairman and President  since  February 1998.
                                   Mr.  Chan  is  the   Chairman   and  Managing
                                   Director of Online International and has been
                                   a  Director  of  Online  International  since
                                   September  2,  1992.  Mr.  Chan  was  elected
                                   Managing Director of Online  International on
                                   May 1,  1995 and  Chairman  on June 3,  1995.
                                   Online   International's   primary   business
                                   activities include real estate investment and
                                   development,     merchant    banking,     the
                                   manufacturing of building material machinery,
                                   pharmaceutical  products and retail  fashion.
                                   Mr.  Chan  has  been  the   President  and  a
                                   Director of Asia SuperNet Corporation and its
                                   predecessor,  which  previously owned various
                                   industrial and real estate  companies,  since
                                   June 1994 and Chief Executive Officer thereof
                                   since June 1995;  a  Director  of  Intra-Asia
                                   Equities,  Inc., a merchant  banking company,
                                   since June 1993;  Executive  Director  of Hua
                                   Jian  International  Finance Co.,  Ltd.  From
                                   December  1994  until   December   1996;  and
                                   Chairman  of  the  Board  of   Directors   of

                                   American Pacific Bank since March 1988 and Chief Executive Officer thereof between April 1991 and April 1993. Mr. Chan is also a director of Global Med Technologies, Inc.


     Robert H. Trapp               Director of eVision since  December 26, 1997,
                                   and the  Managing  Director and member of the
                                   audit  committee  of eVision  since  February
                                   1998, and the President of American  Fronteer
                                   Financial  Corporation  since  February 1998.
                                   Mr.  Trapp  has  been a  director  of  Online
                                   International  since May 1995;  a Director of
                                   Inter-Asia Equities, Inc., a merchant banking
                                   company,   since   February   1995   and  the
                                   Secretary thereof since April 1994; Director,
                                   Secretary   and   Treasurer   Asia   SuperNet
                                   Corporation and its predecessor,, which owned
                                   various industrial and real estate companies;
                                   and  the  Canadian   operational  manager  of
                                   Pacific Concord Holding (Canada) Ltd. of Hong
                                   Kong, which operates in the consumer products industry, from July 1991 until November 1997.
                                   Mr.  Trapp is also a  director  of Global Med
                                   Technologies, Inc.

     Jeffrey M. Busch              Director of eVision since  February 1998. Mr.
                                   Busch  is  a  member   of   eVision's   audit
                                   committee and has been a practicing  attorney
                                   for at least the last five years.  Mr.  Busch
                                   is   also   a   director    of   Global   Med
                                   Technologies, Inc.

     Robert Jeffers, Jr.           Director of eVision since  February 1998. Mr.
                                   Jeffers  is  a  member  of  eVision's   audit
                                   committee and has been a practicing attorney for at least the last five years.

     Kwok Jen Fong                 Director of eVision since  February 1998. Mr.
                                   Fong   has   been  a   director   of   Online
                                   International since 1995. Mr. Fong has been a practicing solicitor in Singapore for at least the last five years. Mr. Fong is also a director of Global Med Technologies, Inc.

     Gary L. Cook                  Secretary  and  Treasurer  of  eVision  since
                                   February 1998, and Chief Financial Officer of
                                   eVision since  September  1998.  From 1994 to
                                   1996,  Mr.  Cook was a  principal  of a small
                                   venture in which he had  majority  ownership,
                                   and from 1982 to 1994,  was a Senior  Manager
                                   for KPMG LLP where he  managed  all  auditing
                                   services  for  several   clients  in  various
                                   financial and other industries, and developed
                                   and   implemented    accounting,    financial
                                   reporting   and   Securities   and   Exchange
                                   Commission   reporting   systems  for  growth
                                   companies.  Mr.  Cook is a director of Global
                                   Med Technologies, Inc.

     Tony T. W. Chan               Director of eVision since 1999. In 1999,  Mr.
                                   Chan became the  President  of  OLBroker.Com,
                                   Inc.  Prior to April 1999, Mr. Chan worked as
                                   an Investment Banker for Fronteer  Securities
                                   (H.K.) Limited,  a Hong Kong company in which
                                   Online   International   indirectly  holds  a
                                   minority  interest.  From 1998 to April 1999,
                                   Mr. Chan worked as an Investment Banker for Commerzbank, Global Equities, Hong Kong. From
                                   1996 to 1998, Mr. Chan worked in equity derivatives for Peregrine Derivatives. Mr.
                                   Chan received a Bachelor of Commerce degree in Finance with honors from the University of British Columbia. In December 1999, Mr. Chan was appointed to the board of directors of Global Med Technologies, Inc.

     Directorships. No director of eVision is a director of any other entity that has its securities registered pursuant to Section 12 of the Securities Exchange Act of 1934, or subject to the requirements of Section 15(d) of the 1934 Act except Messrs. Fai H. Chan, Trapp, Busch, Fong, Cook and Tony
     T. W. Chan who are directors of Global Med Technologies, Inc. and Messrs. Fai H. Chan and Trapp who are directors of Asia SuperNet Corporation.

(f) Involvement in Certain Legal Proceedings. No event required to be reported hereunder has occurred during the past five years.

(g) Promoters and Control Persons. Disclosure under this paragraph is not applicable to eVision.

             Section 16(a) Beneficial Ownership Reporting Compliance

To eVision's knowledge, during and for eVision's year ended September 30, 1999, there were no directors or officers or more than 10% shareholders of eVision who failed to timely file a Form 3, Form 4 or Form 5, other than the following:

a. Fai H. Chan failed to timely file a Form 4 in which two transactions were reported.

b. Robert Jeffers, Jr. failed to timely file a Form 5 in which one transaction was reported.

c. Kwok Jen Fong failed to timely file a Form 5 in which one transaction was reported.

d. Online International failed to timely file four Forms 4 in which five transactions were reported and an Amended Form 4, in which certain previously reported transactions will be amended and one transaction by Heng Fung Capital [S] Private Limited will be reported.

e. Online Credit failed to timely file two Forms 4 in which three transactions were reported and an Amended Form 4, in which certain previously reported transactions will be amended.

f. Heng Fung Capital [S] Private Limited failed to timely file four Forms 4 in which five transactions were reported and an Amended Form 4, in which certain previously reported transactions will be amended and one transaction will be reported.

ITEM 11.  EXECUTIVE COMPENSATION

(b) Summary Compensation Table

The following table provides certain information pertaining to the compensation paid by eVision and its subsidiaries during eVision's last three fiscal years for services rendered by Fai H. Chan, the Chairman of the Board and the President of eVision, and Gary L. Cook, the Chief Financial Officer, Secretary and Treasurer of eVision.

                               Annual Compensation

                                                                                   Long-Term
                                                                               Compensation Awards
                                                               Other        -------------------------
                           Period                              Annual       Securities      All Other
Name and                   Ended                               Compen-      Underlying      Compen-
Principal Position      September 30,  Salary ($)  Bonus ($)   sation ($)   Options (#)     sation ($)
------------------      ------------   ---------   --------    ---------    ----------      ---------

Fai H. Chan                   1999         --          --         --       9,000,000(a)        --
   Chairman of the            1998         --          --         --            --             --
   Board of Directors         1997         --          --         --            --             --
   and President of the
   Company

Gary L. Cook                  1999      131,937        600        --         500,000(b)       5,960(c)
   Chief Financial            1998      100,728        --         --            --            4,092(c)
   Officer, Secretary         1997       90,000        --         --            --            3,344(c)
   and Treasurer of the
   Company and AFFC

(a) On January 28, 1999, Mr. Chan was granted a ten year option to purchase 8,000,000 shares of common stock at an exercise price of $0.30, which is currently exercisable. On November 25, 1998, he was also granted options to purchase 1,000,000 shares subject to certain provisions.

(b) On November 25, 1998, Mr. Cook was granted a ten year option to purchase shares of common stock at an exercise price of $0.20, as amended, 400,000 of which are subject to certain conditions. The option is exercisable as to 66,666 shares.

(c) Represents matching contributions to a 401(k) and, disability insurance premiums and savings plan and health club dues for 1999, 1998 and 1997.

(c) Option Grants in Last Fiscal Year

The following table sets forth the individual grants of stock options made during the last completed fiscal year to each of the named executive officers:

                             Option Grants in Last Fiscal Year

                      Number of         Percent of Total
                      Securities        Options Granted
                      Underlying        to Employees in     Exercise
       Name        Options Granted        Fiscal Year         Price        Expiration Date
       ----        ---------------      ----------------    --------    ------------------
   Fai H. Chan        8,000,000              42.2%            $0.30     January 27, 2009
                      1,000,000               5.3%            $0.20     November 24, 2008

   Gary L. Cook        500,000                2.6%            $0.20     November 24, 2008

(d) Aggregated Option Exercises and Fiscal Year End Option Value Table

The following table provides information with respect to Fai H. Chan and Gary L. Cook concerning unexercised options to purchase eVision's common stock held by them as of the end of the fiscal year ended September 30, 1999:

                          Fiscal Year End Option Values


                     Number of Securities              Value of Unexercised
                    Underlying Unexercised             In-the-Money Options
                  Options at Fiscal Year End            at Fiscal Year End
  Name             Exercisable/Unexercisable       Exercisable/Unexercisable(1)
  ----            --------------------------       ---------------------------

Fai H. Chan          8,000,000 / 1,000,000              $960,000 / $220,000
Gary L. Cook           33,333 / 466,667                  $7,333 / $102,667


(1) Calculated by multiplying the difference between the exercise price and the closing bid price of $0.42 per share by the applicable shares. Does not give consideration to commissions or other market conditions.

(e) Long Term Incentive Plan (LTIP) Awards Table

eVision granted no long-term incentive plan awards to Fai H. Chan, Robert H. Trapp, and Gary L. Cook during the year ended September 30, 1999.

(g) Compensation of Directors-Standard Arrangement

Directors of eVision receive no compensation for their services as directors.

(h) Employment Contracts and Termination of Employment and Change-In-Control Arrangements

eVision had no such contracts or agreements.

(j) Compensation Committee Interlocks and Insider Participation

eVision has no compensation committee and no officer or employee or former officer of eVision or any of its subsidiaries during the fiscal year ended September 30, 1999 participated in deliberations with eVision's Board of Directors concerning executive officer compensation.

Stock Option Plans

Effective September 30, 1988, as amended September 10, 1996, eVision adopted an Incentive Stock Option Plan ("Plan"). The Plan authorized the granting of options to officers, directors, and employees of eVision to purchase 600,000 shares of eVision's common stock. No options could be granted after September 30, 1998. As of September 30, 1999, options to purchase 128,500 shares of eVision's common stock at $.625 per share through September 8, 2006, were outstanding and exercisable under the Plan.

On April 8, 1996, as amended on September 10, 1996, eVision adopted the 1996 Incentive and Nonstatutory Option Plan ("1996 Plan"). The 1996 Plan authorizes the granting of options to officers, directors, employees and consultants of eVision to purchase 1,250,000 shares of eVision's common stock. No option may be granted after April 8, 2006. As of September 30, 1999, options to purchase 128,500 shares of eVision's common stock at $.625 per share through September 9, 2009 were outstanding. Of such options, options to purchase 64,250 shares were exercisable under the 1996 Plan.

On April 8, 1996, as amended on February 19, 1997 and on November 25, 1998, eVision adopted the September 1996 Incentive and Nonstatutory Option Plan ("September 1996 Plan"). The September 1996 Plan authorizes the granting of options to purchase 7,500,000 shares of eVision's common stock. No options may be granted after April 8, 2006. As of September 30, 1999, options to purchase 6,963,833 shares of eVision's common stock at $.20 to $1.00 per share through December 31, 2010 were outstanding. Of such options, options to purchase 2,140,222 shares were exercisable provided that options totaling 700,000 issued to two officers of eVision will not be exercisable until and unless basic earnings per share of eVision for any fiscal year commencing with the fiscal year ending September 30, 1999, are equal to or exceed $0.10 per share.

As of September 30, 1999, eVision had also granted nonqualified stock options to purchase 10,839,333 shares of eVision's common stock to certain directors, officers and consultants at an exercise price of between $0.20 and $0.70 per share. These options expire in 2008 and 2009. As of September 30, 1999, 8,000,000 of these options are exercisable.

Employee Stock Ownership Plan

On September 22, 1989, eVision's Board of Directors adopted an employee stock ownership plan ("ESOP") which provides in pertinent part that eVision may annually contribute tax deductible funds to the ESOP, at its discretion, which are then allocated to eVision's employees based upon the employees' wages in relation to the total wages of all employees in the ESOP.

The ESOP provides that more than half of the assets in the ESOP must consist of eVision's common stock. The ESOP is administered by a board of trustees under the supervision of an advisory committee, both of which are appointed by eVision's Board of Directors. As of September 30, 1999, the ESOP owned 418,682 shares of eVision's common stock and no other marketable securities. The shares are contributed at the discretion of the Board of Directors. For the year ended September 30, 1999, no shares were contributed. Employees become vested in the shares of eVision's common stock after six years in the ESOP. Employees are 20% vested after two years, vesting an additional 20% each year up to 100% after six years in the ESOP.

Savings Plan

eVision has two retirement saving plans covering all employees who are over 21 years of age and have completed one year of eligibility service. The plans meet the qualifications of Section 401(k) of the Internal Revenue Code. Under the plans, eligible employees can contribute through payroll deductions up to 15% of their base compensation. eVision makes a discretionary matching contribution equal to a percentage of the employee's contribution. Officers participate in the plans in the same manner as other employees.

eVision has no other bonus, profit sharing, pension, retirement, stock purchase, deferred compensation, or other incentive plans.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

(a)(b) Security Ownership of Certain Beneficial Owners and Management. The following table sets forth as of December 15, 1999, the number of shares of eVision's outstanding common stock beneficially owned by each of eVision's current directors and officers, sets forth the number of shares of eVision's common stock beneficially owned by all of eVision's current directors and officers as a group and sets forth the number of shares of eVision's common stock owned by each person who owned of record, or was known to own beneficially, more than 5% of eVision's outstanding shares of common stock respectively:

      Name and Address of                   Amount and Nature
    Beneficial Owner or Name                   of Beneficial
      of Officer or Director                   Ownership (l)    Percent of Class
    ------------------------                -----------------   ----------------
Fai H. Chan                                  52,661,520 (2)(9)        80.8%
Bank of Communications Tower 10th Floor
231-235 Gloucester Road
Wanchai, Hong Kong 040

Robert H. Trapp                                 120,000 (3)(4)        ***%
1700 Lincoln Street, 32nd Floor
Denver, Colorado 80203

Kwok Jen Fong                                    50,000 (4)(5)        ***%
7 Temasek Blvd #43-03
Suntec Tower One
Singapore 038987

Jeffrey M. Busch                                200,000 (6)           ***%
3828 Kennett Pike, Suite 206
Greenville, DE 19807

Robert Jeffers, Jr                               50,000 (7)           ***%
6101 16th St. SW Suite 511
Washington, DC 20011

Tony T. W. Chan                                     --                 --%
1700 Lincoln Street, 32nd Floor
Denver, Colorado 80203

Gary L. Cook                                    146,666 (8)           **%
1700 Lincoln Street, 32nd Floor
Denver, Colorado 80203

All officers and directors                   53,268,186 (9)           81.7%
As a group (7 persons)

Online Credit International Limited          43,661,520 (9)           66.9%
Bank of Communications Tower 10th Floor
231-235 Gloucester Road
Wanchai, Hong Kong 040

**Less than 1%

     (1) Except as indicated below, each person has the sole voting and/or investment power over the shares indicated.

     (2) Includes 8,200,000 shares underlying stock options, of which 200,000 are exercisable only if the basic earnings per share of eVision for any fiscal year commencing with the fiscal year ended September 30, 1999, are equal to or exceed $0.10 per share. Also includes 43,661,520 shares beneficially owned by Online Credit International Limited. Mr. Chan is an executive officer, a director and an 11% stockholder of Online International.

     (3) Consists of shares underlying stock options that are exercisable only if the basic earnings per share of eVision for any fiscal year commencing with the fiscal year ended September 30, 1999, are equal to or exceed $0.10 per share.

     (4)  Messrs. Trapp and Fong are directors of Online International.  Messrs.
          Trapp  and  Fong   disclaim   beneficial   ownership   of  the  shares
          beneficially owned by Online International.

     (5) Consists of shares underlying stock options that are exercisable on only if the basic earnings per share of eVision for any fiscal year commencing with the fiscal year ended September 30, 1999, are equal to or exceed $0.10 per share.

     (6) Consists of shares underlying stock options that are exercisable only if the basic earnings per share of eVision for any fiscal year commencing with the fiscal year ended September 30, 1999, are equal to or exceed $0.10 per share.

     (7) Consists of shares underlying stock options that are exercisable only if the basic earnings per share of eVision for any fiscal year commencing with the fiscal year ended September 30, 1999, are equal to or exceed $0.10 per share.

     (8) Consists of shares underlying stock options, of which 80,000 are exercisable only if the basic earnings per share of eVision for any fiscal year commencing with the fiscal year ended September 30, 1999, are equal to or exceed $0.10 per share.

     (9) Includes 35,913,487 shares underlying convertible debentures owned or that may be acquired upon exercise of an option. Online International is the parent company of Heng Fung Capital [S] Private Limited (Heng Fung Private). Heng Fung Private is the parent company of Online Credit. 43,411,520 of the shares beneficially owned by Online International are beneficially owned by Heng Fung Private, of which 38,718,379 of the shares are beneficially owned by Online Credit. Of the 38,718,379 shares beneficially owned by Online Credit, 35,913,487 of the shares are beneficially owned pursuant to a convertible debenture agreement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

(a)(b)   Transactions   with   Management   and  Others  and  Certain   Business
Relationships.

Global Med Technologies, Inc.

In April 1998, Fronteer Capital, formerly a wholly owned subsidiary of eVision, and Online Credit Limited committed to provide to Global Med lines of credit for up to $1,650,000 and $1,500,000, respectively, for a total combined loan commitment of $3,150,000 over the following twelve months. Fronteer Capital subsequently assigned its commitment to eBanker. The loans bear interest calculated at a rate of 12% per annum and will mature April 15, 2000. As of September 30, 1999, Global Med had drawn $2,650,000 on these lines of credit.

On October 7, 1998, eBanker, Online Credit, and Global Med entered into an agreement whereby eBanker purchased, Online Credit sold and Global Med consented to the sale of $1,000,000 principal amount of loans made by Online Credit to Global Med along with a warrant to purchase an aggregate of 4,000,000 shares of Global Med's common stock. eBanker paid Online Credit $1,100,000 for the loans and warrant. The loans and warrant purchased by eBanker were a portion of loans and warrant given pursuant to a joint loan commitment made by Online Credit and Fronteer Capital (subsequently transferred to eBanker) for the benefit of Global Med.

In May 1999, eBanker extended Global Med a $750,000 bridge loan commitment of which $750,000 was drawn as of September 30, 1999. Outstanding principal amounts under the loan are due December 31, 1999 and accrue at an interest rate of 12%. On October 4, 1999, eBanker extended to Global Med a $2,000,000 bridge loan commitment, of which $600,000 has been drawn. Outstanding principal amounts under the loan are due April 12, 2000 and accrue at an interest rate of 12%.

Lockup Agreement

On October 25, 1999, Global Med entered into a Lockup Agreement with eBanker and a Lockup Agreement with eVision. The agreements provide that eBanker and eVision will not, between October 25, 1999 and October 28, 2000, without Global Med's prior written consent, publicly offer, sell, contract to sell, grant any option for the sale of, or otherwise dispose of, directly or indirectly, (i) warrants to purchase 9,000,000 shares of Global Med's common stock at $0.25 per share held by eBanker or the warrants to purchase 1,000,000 shares of Global Med's common stock at $0.25 per share held by eVision and (ii) any shares (the Shares, and, together with the warrants, the Securities) of common stock issuable upon the exercise of the warrants; provided, however, that eBanker or eVision may offer, sell, contract to sell, grant an option for the sale of, or otherwise dispose of all or any part of the Securities or other such security or instrument of Global Med during such period if such transaction is private in nature and the transferee of such Securities or other securities or instruments agrees, prior to such transaction, to be bound by all of the provisions of the lockup agreements. In exchange for entering into the agreements, eBanker and eVision were issued 450,000 shares and 50,000 shares of common stock of Global Med, respectively.

In addition, the agreements provide (i) eBanker and eVision will not be restricted from disposing of the Securities in the event that an unaffiliated third party commences a tender offer for the outstanding common stock, and (ii) eBanker and eVision will not be restricted from disposing of 450,000 and 50,000 shares, respectively, of the Securities in the aggregate if the closing sale price for the Global Med common stock on the principal market on which it then trades equals or exceeds $5.00 per share for any ten consecutive trading day period preceding the date of such sale, and (iii) that there will be no restrictions upon the ability of eBanker or eVision to exercise the warrants.

Online Credit International Limited

Convertible Debentures

eVision previously sold Online Credit a ten year $4,000,000 10% convertible debenture that is convertible into shares of common stock of eVision at a price of $0.53125 per share until December 15, 2007, unless sooner paid, and an option to purchase an $11,000,000 convertible debenture that was convertible into shares of common stock of eVision at a price of $0.61 per share until ten years from the date of issue unless sooner paid. Subsequently, Online Credit partially exercised the option and purchased additional 10% convertible debentures totaling $2,500,000. On September 23, 1998, Online Credit and eVision agreed to amend the terms of the remaining $8,500,000 of the $11,000,000 10% convertible debenture by increasing the interest rate to 12%, changing the conversion price to the lower of $0.35 or the fair market value per share and changing the default conversion price to $0.10 per share. As of October 31, 1999, Online Credit had purchased a total of $8,000,000 of convertible debentures, of which $1,000,000 were purchased during the year ended September 30, 1999. The option to purchase the $11,000,000 12% convertible debenture has $7,000,000 available remaining under option. The principal is due in ten years, except for one installment of $500,000 that was due March 1999. The installment due date was extended to March 2000. eVision paid Online Credit a fee of 5%, or $25,000, paid in 44,092 common shares of eVision for the extension as determined by the average closing bid price of eVision's common stock for 15 business days prior to March 23, 1999, or $0.567 per share.

Each 12% convertible debenture that Online Credit or its designee receives will bear interest at a rate of 12% per annum and interest only will be payable quarterly with the final payment of the entire unpaid principal balance and all accrued and unpaid interest, if not sooner paid, due and payable five years after the date of issuance. Interest is payable in cash or in shares of eVision's common stock at the election of Online Credit or its designee. Each 12% convertible debenture will be convertible into shares of eVision's common stock at a price equal to the lower of $0.35 or the market price of eVision's common stock at the time of conversion. In the case of default, the conversion price will be $0.10 per share of eVision's common stock.

Interest payments of $984,638 that were due through September 30, 1999, arising out of convertible debentures acquired pursuant to the convertible debenture agreement, were paid by the issuance of 1,998,000 shares of common stock. The values of the shares of common stock were determined in accordance with the convertible debenture agreement.

Convertible Series B-1 Preferred Stock Dividend Guaranty

Online International has guaranteed through October 31, 2002, the payment of each annual 8% cash dividend on the Convertible Series B-1 Preferred Stock that is being offered by eVision if such dividend is not paid by eVision. In consideration for making such guaranty, eVision issued an affiliate of Online International 250,000 shares of eVision's common stock which had a value of $62,500 based on the closing price of $0.25 per share of the common stock on the date of the agreement. If Online International is required to make payment as a result of its guaranty, Online International or its designee will receive a 12% convertible debenture equivalent to the amount that Online International is required to pay on the guaranty unless the act of eVision in giving Online International or its designee the 12% convertible debenture would be deemed to be an illegal distribution under the Colorado Business Corporation Act. In such event, Online International or its designee would receive, instead of a 12% convertible debenture, the number of shares of common stock as is equal to the total amount of the dividend paid divided by 90% of the conversion price of the common stock as defined in the 12% convertible debenture. In general, the conversion price of the convertible debenture will be the market price of the common stock on the date of conversion.

Online International has advised eVision that Online International would, at this time, have sufficient liquid assets to pay on its guaranty if it were required to do so. There are no assurances, however, that Online International will have sufficient assets to pay on its guaranty if it were required to do so in the future.

Fronteer Capital, Inc.

Since January 1, 1998, Fronteer Capital, which received the proceeds of the $4,000,000 convertible debenture purchased by Online Credit in December 1997 pursuant to the convertible debenture agreement, used a portion of the proceeds to purchase shares of the common stock of Online International in open market transactions on the Hong Kong Stock Exchange. Fai H. Chan and Robert H. Trapp are the directors and officers of Fronteer Capital and are directors of Online International, which owns Online Credit. In addition, Mr. Chan beneficially owns approximately 11% of the outstanding common stock of Online International. Fronteer Capital was sold by eVision in July 1999 for $3,000,000, which was paid in the form of $150,000 cash at closing and a promissory note in the amount of $2,850,000, due in one year and bearing interest at a rate of 14% per annum.

eBanker Organization

In March, 1999, the board of directors of Fronteer Development, with the approval of eVision, agreed to cause Fronteer Development to merge into eBanker USA.com, Inc., which was a Colorado corporation formed for the merger. The merger was effective March 4, 1999. As a result of the merger, the Fronteer Development Class B Common Stock, which had a 30 to 1 voting preference and was owned by eVision (giving eVision 96% of the voting power and 46% of the equity interest), was exchanged for an equivalent number of shares of eBanker common stock. The eBanker common stock has one vote per share. After the merger, eVision held 46% of the voting and equity interest in eBanker. In addition, the articles of incorporation of eBanker designated a share of Series A Preferred Stock. The Series A Preferred Stock gives the holder 50% of the vote in the election of Directors of eBanker. eBanker sold the Series A Preferred Stock for $1,000 to eVision.

Q6 Technologies, Inc.

In June 1999, eVision entered into an exchange and sale of stock agreement with Q6 Technologies. Pursuant to the agreement eVision agreed to exchange its 130,494,385 shares of Secutron common stock, which represented 72.80% of the outstanding common stock, and $100,000 for 5,555,556 shares of Class B common stock of Q6 Technologies.

Anthony R. Kay, a former officer, director and shareholder of Secutron, individually, and in conjunction with his consulting company, ARK Consulting Services Inc., filed claims against eVision, Secutron, MidRange and certain current and former officers, directors, shareholders and affiliates of eVision, who entered into an agreement to settle the lawsuit. Pursuant to the terms of the settlement, Secutron paid Mr. Kay $400,000 in cash and eVision issued Mr. Kay 550,000 shares of common stock. In addition, eVision agreed to register Mr. Kay's shares of common stock for resale. eVision and the other defendants also guaranteed Mr. Kay would receive a net amount of at least $325,000 from the sale of the common stock.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL SCHEDULES, AND REPORTS ON FORM 8-K

(a) (1) Financial Statements and Financial Statement Schedules

        INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                                                                            Page
                                                                            ----

          Independent Auditors' Reports                                     F-1
          Consolidated Balance Sheets as of September 30, 1999 and 1998     F-3
          Consolidated  Statements of Operations for the three year
               period ended September 30, 1999                              F-5
          Consolidated Statements of Comprehensive Income (loss)
               for the three year period ended September 30, 1999           F-7
          Consolidated Statements of Stockholders' Equity (Deficit) for the
               three year period ended September 30, 1999                   F-8
          Consolidated Statements of Cash Flows for the three year
               period ended September 30, 1999                              F-9
          Notes to Consolidated Financial Statements                        F-12

All schedules are omitted because the required information is not present in amounts sufficient to require submission of the schedule or because the information required is included in the Consolidated Financial Statements and Notes thereto.

(a) (2) Financial Statement Schedules. None.

(a) (3) Exhibits. See "EXHIBIT INDEX" on page 44.

(b) Current Reports on Form 8-K:

A Current Report on Form 8-K dated July 30, 1999, was filed on August 5, 1999 to report a transaction under Item 2 relating to the disposition of a subsidiary. The transaction was the sale of the stock of Fronteer Capital to an unaffiliated third party for $3,000,000 that was paid in the form of $150,000 cash and a $2,850,000 promissory note with interest at 14% per annum which matures in one year. Proforma financial information and exhibits were filed under Item 7.

A Current Report on Form 8-K dated September 3, 1999, was filed on September 3, 1999. The Current Report contained information under Item 4 relating to Changes in Registrant's Independent Accountants. The Current Report contained information regarding the dismissal of KPMG LLP as the independent accountants for eVision. A letter from KPMG was filed as an exhibit under Item 7.

A Current Report on Form 8-K dated September 13, 1999, was filed on September 14, 1999. The Current Report contained information under Item 4 relating to Changes in Registrant's Independent Accountants. The Current Report contained information regarding the appointment of Deloitte & Touche LLP as the independent accountants for eVision for the year ending September 30, 1999.

A Current Report on Form 8-K dated September 18, 1999, was filed on September 27, 1999. The Current Report contained information under Item 5, Other Events. The Current Report contained information regarding Secutron and the other named defendants entering into an agreement to settle the lawsuit by Anthony R. Kay and ARK Consulting Services, Inc. that was filed on July 30, 1998, in the District Court for the City and County of Denver, Colorado. The settlement agreement was filed as an exhibit under Item 7.

(c) Exhibits: Included as exhibits are the items in the Exhibit Index.

                          Independent Auditors' Report


The Board of Directors and Stockholders
eVision USA.Com, Inc.:


We have audited the accompanying consolidated balance sheet of eVision USA.Com, Inc. and Subsidiaries as of September 30, 1999, and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity (deficit), and cash flows for the year ended September 30, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of eVision USA.Com, Inc. and Subsidiaries as of September 30, 1999, and the results of their operations and their cash flows for the year ended September 30, 1999 in conformity with generally accepted accounting principles.




/s/ DELOITTE & TOUCHE LLP
DELOITTE & TOUCHE LLP



Denver, Colorado
December 21, 1999

                          Independent Auditors' Report


The Board of Directors and Stockholders
eVision USA.Com, Inc.:


We have audited the accompanying consolidated balance sheet of eVision USA.Com, Inc. (formerly Fronteer Financial Holdings Ltd.) and Subsidiaries as of September 30, 1998, and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity (deficit), and cash flows for each of the years in the two-year period ended September 30, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of eVision USA.Com, Inc. and Subsidiaries as of September 30, 1998, and the results of their operations and their cash flows for each of the years in the two-year period ended September 30, 1998, in conformity with generally accepted accounting principles.



                                                       /s/  KPMG LLP
                                                       KPMG LLP


Denver, Colorado
December 30, 1998

                                    eVISION USA.COM, INC. AND SUBSIDIARIES

                                         CONSOLIDATED BALANCE SHEETS




                                                                                                        September 30,
                                                                                                   ----------------------
ASSETS                                                                                             1999              1998
------                                                                                             ----              ----
CURRENT ASSETS:

   Cash and cash equivalents (Note 1) .....................................................  $ 7,593,772          9,112,652
   Certificate of deposit, restricted (Note 13) ...........................................      575,000               --
   Receivables from brokers or dealers and clearing organizations .........................         --              410,069
   Trade receivables ......................................................................    1,009,918          1,157,841
   Other receivables ......................................................................      542,209            667,425
   Securities owned, at market value (Note 2) .............................................    1,495,701          1,688,085
   Notes receivable (Note 3) ..............................................................    3,150,000               --
   Notes receivable, related party (Note 4) ...............................................    3,400,000               --
   Investments in debt securities, available-for-sale, at market value (Note 5) ...........    1,991,258               --
   Other assets ...........................................................................      271,026            261,606
                                                                                             -----------        -----------
      Total current assets ................................................................   20,028,884         13,297,678

PROPERTY, FURNITURE AND EQUIPMENT, net (Note 6) ...........................................    1,233,360          1,541,131

FINANCING COSTS, net of accumulated amortization
   of $108,062  (Notes 7 and 10) ..........................................................      917,812               --

OTHER LONG-TERM ASSETS ....................................................................      559,995            532,103
                                                                                             -----------        -----------
      Total assets ........................................................................  $22,740,051         15,370,912
                                                                                             ===========        ===========









See accompanying notes to consolidated financial statements.




                                    eVISION USA.COM, INC. AND SUBSIDIARIES

                                    CONSOLIDATED BALANCE SHEETS (CONTINUED)



                                                                                                        September 30,
                                                                                                   ----------------------
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                                                     1999              1998
----------------------------------------------                                                     ----              ----
CURRENT LIABILITIES:
   Accounts payable and accrued expenses (Note 8) ......................................... $  3,417,849         2,514,860
   Payable to clearing organization .......................................................      128,040              --
   Current portion of long-term debt and capital lease obligations (Note 9) ...............       70,812           124,007
   Accrued interest payable to related party (Note 11) ....................................      212,111           157,111
   Current portion of convertible debentures to related party (Notes 11 and 13) ...........      500,000              --
   Deferred revenue .......................................................................        7,930           118,800
   Other current liabilities ..............................................................      265,099           306,574
                                                                                            ------------      ------------
      Total current liabilities ...........................................................    4,601,841         3,221,352

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS,
    net of current portion (Note 9) .......................................................       89,351           107,532
CONVERTIBLE DEBENTURES (Note 10) ..........................................................    6,747,383         6,101,448
CONVERTIBLE DEBENTURES TO RELATED PARTY
    (Notes 11, 13 and 14) .................................................................    7,500,000         7,000,000
DEFERRED RENT CONCESSIONS .................................................................    1,540,715         1,654,766
                                                                                            ------------      ------------
      Total liabilities ...................................................................   20,479,290        18,085,098
                                                                                                              ------------
MINORITY INTEREST IN SUBSIDIARIES .........................................................    6,191,241           328,991
                                                                                            ------------      ------------

COMMITMENTS AND CONTINGENCIES
         (Notes 1,  9, 10, 11, 13, 14, 16 and 17)

STOCKHOLDERS' EQUITY (DEFICIT) (NOTES 14 and 15):
   Preferred Stock, 25,000,000 shares authorized, $0.10 par value;
      110,500 shares of Convertible Series B issued and outstanding .......................       11,050              --
   Common Stock; 100,000,000 shares authorized,
      $0.01 par value; 19,838,299 and 17,140,857 shares
      issued and outstanding ..............................................................      198,383           171,408
   Additional paid-in capital .............................................................   13,106,401        11,042,464
   Accumulated deficit ....................................................................  (17,144,251)      (13,907,049)
   Accumulated other comprehensive income .................................................      247,937              --
   Unearned ESOP shares (Note 16) .........................................................     (350,000)         (350,000)
                                                                                            ------------      ------------
         Total stockholders' equity (deficit) .............................................   (3,930,480)       (3,043,177)
                                                                                            ------------      ------------
         Total liabilities and stockholders' equity (deficit) ............................. $ 22,740,051        15,370,912
                                                                                            ============      ============



See accompanying notes to consolidated financial statements.


                                      eVISION USA.COM, INC. AND SUBSIDIARIES

                                       CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                                Year Ended September 30,
                                                                                  ----------------------------------------------
                                                                                  1999                  1998                1997
                                                                                  ----                  ----                ----
REVENUE:
Brokerage commissions ...............................................        $ 17,193,481           14,763,287           13,779,477
Investment banking ..................................................           1,299,209            2,227,289            3,003,794
Trading profits, net ................................................           1,085,189              405,962              274,563
Other broker/dealer .................................................           1,323,578            1,489,853              774,329
Computer hardware and software operations ...........................           9,705,227            8,454,279            6,982,143
Interest income on investments and loans ............................           1,411,992                 --                   --
Gain on sale of assets (Notes 1 and 3) ..............................           2,129,864                 --                   --
Other ...............................................................              44,722               46,634              286,108
                                                                             ------------         ------------         ------------
       Total revenue ................................................          34,193,262           27,387,304           25,100,414
                                                                             ------------         ------------         ------------
COST OF SALES AND OPERATING EXPENSES:
Broker/dealer commissions ...........................................          10,612,894           10,521,902           10,268,764
Computer cost of  sales .............................................           8,752,669            7,979,162            5,767,136
Unrealized loss on securities (Note 17) .............................              65,315            1,751,792                 --
Interest expense on convertible debentures (Note 10) ................           1,012,956               84,031                 --
General and administrative ..........................................          15,435,464           13,359,245           11,252,747
Depreciation and amortization .......................................             427,816              389,234              338,945
                                                                             ------------         ------------         ------------
        Total cost of sales and operating expenses ..................          36,307,114           34,085,366           27,627,592
                                                                             ------------         ------------         ------------
Operating loss ......................................................          (2,113,852)          (6,698,062)          (2,527,178)

OTHER INCOME (EXPENSE):
Interest income .....................................................             114,754              300,705              150,203
Interest expense ....................................................             (31,178)             (17,390)             (27,940)
Interest expense to related party (Note 11) .........................            (827,527)            (388,129)                --
Other ...............................................................              29,422              (15,434)             (22,580)
                                                                             ------------         ------------         ------------
       Total other income (expense) .................................            (714,529)            (120,248)              99,683

Loss before minority interest and income taxes ......................          (2,828,381)          (6,818,310)          (2,427,495)
Minority interest in (earnings) loss ................................            (224,036)             129,363              (11,331)
                                                                             ------------         ------------         ------------
Loss from continuing operations before income taxes .................          (3,052,417)          (6,688,947)          (2,438,826)
Income tax (expense) benefit ........................................            (136,631)            (290,320)             448,524
                                                                             ------------         ------------         ------------
Loss from continuing operations .....................................          (3,189,048)          (6,979,267)          (1,990,302)
                                                                             ------------         ------------         ------------
(Continued)




See accompanying notes to consolidated financial statements.





                                      eVISION USA.COM, INC. AND SUBSIDIARIES

                                 CONSOLIDATED STATEMENTS OF OPERATIONS (CONTINUED)

                                                                                                Year Ended September 30,
                                                                                  ----------------------------------------------
                                                                                  1999                  1998                1997
                                                                                  ----                  ----                ----

Loss from continuing operations .....................................        $ (3,189,048)          (6,979,267)          (1,990,302)

Loss on sale of discontinued operations, net of
   income tax benefit of $159,748 and $409,692
   in 1998 and 1997, respectively  (Note 19) ........................                --               (249,861)            (666,522)
Loss from discontinued operations, net of income tax
   benefit of $101,788 and $411,631 in 1998 and
   1997,  respectively (Note 19) ....................................                --               (159,207)            (799,048)
                                                                             ------------         ------------         ------------
Loss from discontinued operations ...................................                --               (409,068)          (1,465,570)
                                                                             ------------         ------------         ------------
Loss before extraordinary item ......................................          (3,189,048)          (7,388,335)          (3,455,872)
Extraordinary item-forgiveness of debt, net of income
   tax expense of $585,000 (Note 19) ................................                --                915,000                 --
                                                                             ------------         ------------         ------------
Net loss ............................................................          (3,189,048)          (6,473,335)          (3,455,872)

Preferred stock dividends ...........................................             (48,154)                --                   --
                                                                             ------------         ------------         ------------
Net loss applicable to common shareholders ..........................        $ (3,237,202)          (6,473,335)          (3,455,872)
                                                                             ============         ============         ============

Weighted average number of common shares
   outstanding ......................................................          18,411,886           16,459,515           16,760,597
                                                                             ============         ============         ============
Basic earnings (loss) per common share:
   Continuing operations ............................................        $      (0.18)               (0.42)               (0.12)
   Discontinued operations:
         Sale of discontinued operations ............................                --                  (0.02)               (0.04)
         Discontinued operations ....................................                --                  (0.01)               (0.05)
   Extraordinary item ...............................................                --                   0.06                 --
                                                                             ------------         ------------         ------------
         Total ......................................................        $      (0.18)               (0.39)               (0.21)
                                                                             ============         ============         ============






See accompanying notes to consolidated financial statements.



                                      eVISION USA.COM, INC. AND SUBSIDIARIES

                              CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)


                                                                                          For the Year Ended September 30,
                                                                                  ----------------------------------------------
                                                                                  1999                 1998                 1997
                                                                                  ----                 ----                 ----

Net loss ............................................................         $(3,189,048)          (6,473,335)          (3,455,872)

Other comprehensive income:

   Unrealized gain on available-for-sale securities,
      net of tax of $158,517 (Notes 1 and 5) ........................             247,937                 --                   --
                                                                              -----------          -----------          -----------

Comprehensive income (loss) .........................................         $(2,941,111)          (6,473,335)          (3,455,872)
                                                                              ===========          ===========          ===========
























See accompanying notes to consolidated financial statements.

                     eVISION USA.COM, INC. AND SUBSIDIARIES

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                        Convertible
                                          Series B                    Additional
                                         Preferred       Common         Paid-in
                                           Stock          Stock         Capital
                                         -----------     -------      ----------

Balances at September 30,  1996 .....   $      --         161,419     10,251,969

Proceeds from shares issued
   through private placement, net
   of issuance costs of $80,257 .....          --           7,296        715,021

Net loss ............................          --            --             --
                                        -----------   -----------    -----------

Balances at September 30, 1997 ......          --         168,715     10,966,990

Issuance of common shares for
   interest (Note 10) ...............          --           4,128        217,539

Common stock received and
   canceled in disposition of net
   assets of discontinued operations
   (Note 19) ........................          --          (4,935)      (488,565)

Issuance of common shares for
   branch office ....................          --           3,500        346,500

Net loss ............................          --            --             --
                                        -----------   -----------    -----------

Balances at September 30, 1998 ......          --         171,408     11,042,464


Issuance of common shares on
   exercise of stock options ........          --           2,840         53,947

Issuance of common shares for
   interest (Note 11) ...............          --          15,694        756,834

Issuance of common shares for
   guarantee (Note 14) ..............          --           2,500         60,000

Issuance of Convertible  Series B
   Preferred stock, net of  issuance
   costs of $244,853 (Note 14) ......        11,050          --          849,097

Issuance of common shares in
   settlement (Note 13) .............          --           5,500        319,500

Issuance of common shares for
   extension of debt (Note 11) ......          --             441         24,559

Preferred stock dividends (Note 14)..          --            --             --

Other comprehensive income:
   Unrealized gain on
   available-for-sale securities ....          --            --             --

Net loss ............................          --            --             --
                                        -----------   -----------    -----------
Balances at September 30, 1999 ......   $    11,050       198,383     13,106,401
                                        ===========   ===========    ===========


See accompanying notes to consolidated financial statements.




                                                          Accumulated
                                                             other
                                        Accumulated      comprehensive     Unearned
                                          Deficit           Income        ESOP stock     Total
                                        -----------      -------------    ----------     -----
Balances at September 30,  1996 .....    (3,977,842)          --         (350,000)     6,085,546

 Proceeds from shares issued
   through private placement, net
   of issuance costs of $80,257 .....          --             --             --          722,317

Net loss ............................    (3,455,872)          --             --       (3,455,872)
                                        -----------    -----------    -----------    -----------

Balances at September 30, 1997 ......    (7,433,714)          --         (350,000)     3,351,991

Issuance of common shares for
   interest (Note 10) ...............          --             --             --          221,667

Common stock received and
   canceled in disposition of net
   assets of discontinued operations
   (Note 19) ........................          --             --             --         (493,500)

Issuance of common shares for
   branch office ....................          --             --             --          350,000

Net loss ............................    (6,473,335)          --             --       (6,473,335)
                                        -----------    -----------    -----------    -----------

Balances at September 30, 1998 ......   (13,907,049)          --         (350,000)    (3,043,177)

Issuance of common shares on
   exercise of stock options ........          --             --             --           56,787

Issuance of common shares for
   interest (Note 11) ...............          --             --             --          772,528

Issuance of common shares for
   guarantee (Note 14) ..............          --             --             --           62,500

Issuance of Convertible  Series B
   Preferred stock, net of  issuance
   costs of $244,853 (Note 14) ......          --             --             --          860,147

Issuance of common shares in
   settlement (Note 13) .............          --             --             --          325,000

Issuance of common shares for
   extension of debt (Note 11) ......          --             --             --           25,000

Preferred stock dividends (Note 14)..     (48,154)            --             --          (48,154)

Other comprehensive income:
   Unrealized gain on
   available-for-sale securities ....          --          247,937           --          247,937

Net loss ............................    (3,189,048)          --             --       (3,189,048)
                                        -----------    -----------    -----------    -----------
Balances at September 30, 1999 ......   (17,144,251)       247,937       (350,000)    (3,930,480)
                                        ===========    ===========    ===========    ===========



See accompanying notes to consolidated financial statements.




                                      F-8(a)


                                      eVISION USA.COM, INC. AND SUBSIDIARIES

                                       CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                                   Year Ended September 30,
                                                                                            ------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:                                                       1999            1998            1997
                                                                                            ----            ----            ----
Net loss ...........................................................................    $(3,189,048)     (6,473,335)     (3,455,872)
Adjustments to reconcile net loss to net cash used by continuing operations:
     Issuance of common shares in exchange for services, ...........................      1,097,528         555,761            --
          interest expense and settlement agreement
     Gain on sale of assets ........................................................     (2,129,864)           --              --
     Loss from discontinued operations .............................................           --           409,068       1,465,570
     Depreciation and amortization .................................................        427,816         389,234         338,945
     Amortization of financing costs ...............................................        108,062            --              --
     Accretion of discount on investment in debt securities ........................       (808,270)           --              --
     Extraordinary item, net of income tax of $585,000 .............................           --          (915,000)           --
     Amortization of deferred rent .................................................       (114,051)        (61,763)        (52,298)
     Accretion on convertible bonds ................................................        114,601           6,576            --
     Minority interest in earnings (loss) ..........................................        224,036        (129,363)         11,331
     Unrealized loss on trading securities .........................................         65,315       1,751,792            --
     Other .........................................................................        (14,883)        290,320         352,332
Changes in operating assets and liabilities
     Decrease (increase) in receivables from clearing
          organization .............................................................        538,109       1,635,065        (434,696)
     Decrease (increase) in trade receivables ......................................        147,923        (370,870)        218,109
     Decrease (increase) in other receivables ......................................        125,216        (285,217)       (375,083)
     Decrease (increase) in securities owned, net ..................................     (1,190,931)     (2,568,555)        837,238
     Decrease (increase) in other assets ...........................................          5,464         562,450        (683,850)
     Increase (decrease) in accounts payable and
          accrued expenses .........................................................        681,879        (701,701)        770,035
     Increase (decrease) in deferred revenue .......................................       (110,870)        118,800         (24,400)
     Increase (decrease) in other current liabilities ..............................        (41,475)         57,019          (7,960)
                                                                                        -----------     -----------     -----------
Net cash used by continuing operations .............................................     (4,063,443)     (5,729,719)     (1,040,599)
Net cash provided (used) by discontinued operations ................................           --           597,682      (1,222,461)
                                                                                        -----------     -----------     -----------
            Net cash used by operating activities ..................................     (4,063,443)     (5,132,037)     (2,263,060)
                                                                                        -----------     -----------     -----------

(Continued)






See accompanying notes to consolidated financial statements.



                                      eVISION USA.COM, INC. AND SUBSIDIARIES

                                 CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)


                                                                                                     Year Ended September 30,
                                                                                            ------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:                                                       1999            1998            1997
                                                                                            ----            ----            ----
   Purchase of property, furniture and equipment ...................................       (238,263)       (746,576)       (417,476)
   Disposal of property ............................................................        144,849            --              --
   Investment in certificate of deposit ............................................       (575,000)           --              --
   Purchase of debt securities .....................................................     (4,635,275)           --              --
   Proceeds from sale of debt securities ...........................................      4,306,603            --              --
   Advances on notes receivable ....................................................     (3,700,000)           --              --
   Proceeds from sale of Clearing Operation ........................................           --              --         1,048,075
   Other investing activities ......................................................          5,463        (284,862)       (214,393)
   Proceeds from sale of Fronteer Capital ..........................................        150,000            --              --
   Net cash provided by discontinued operations ....................................           --           221,975       2,498,472
                                                                                        -----------     -----------     -----------
Net cash provided (used) by investing activities ...................................     (4,541,623)       (809,463)      2,914,678
                                                                                        -----------     -----------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES:

  Proceeds from issuance of Fronteer Development Private Placement
        Units net of offering costs ................................................        534,953       6,297,898            --
  Proceeds from issuance of convertible debentures
        to related party ...........................................................      1,000,000       7,000,000            --
  Proceeds from sale of eBanker March 1999 units, net of offering costs ............      4,678,754            --              --
  Proceeds from issuance of Convertible Series B Preferred
        Stock, net of offering costs ...............................................        860,147            --              --
  Net payments on borrowings from related parties ..................................           --          (150,102)       (190,900)
  Principal payments on borrowings .................................................        (61,922)        (86,366)     (1,207,802)
  Net proceeds from issuance of common stock .......................................           --              --           722,317
  Net proceeds from exercise of stock options ......................................         56,787            --            56,787
  Proceeds from exercise of eBanker warrants .......................................         27,435            --            27,435
  Other financing activities .......................................................         (9,968)        (88,000)         88,000
                                                                                        -----------     -----------     -----------
Net cash provided (used) by financing activities ...................................      7,086,186      12,973,430        (588,385)
                                                                                        -----------     -----------     -----------
NET INCREASE (DECREASE) IN CASH AND CASH
         EQUIVALENTS ...............................................................     (1,518,880)      7,031,930          63,233

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR .......................................      9,112,652       2,080,722       2,017,489
                                                                                        -----------     -----------     -----------
CASH AND CASH EQUIVALENTS, END OF YEAR .............................................    $ 7,593,772       9,112,652       2,080,722
                                                                                        ===========     ===========     ===========

(Continued)



See accompanying notes to consolidated financial statements.



                                      eVISION USA.COM, INC. AND SUBSIDIARIES

                                 CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)


SUPPLEMENTAL DISCLOSURES RELATED TO STATEMENTS OF CASH FLOWS :


                                                                                                 Year Ended September 30,
                                                                                             ---------------------------------
                                                                                             1999         1998            1997
                                                                                             ----         ----            ----
Cash payments for:
   Interest:
      Continuing operations ........................................................    $     31,178     22,425           27,940
      Discontinued operations ......................................................            --        9,350          142,508
                                                                                        ------------    -------         --------
                        Total cash paid for interest ...............................    $     31,178     31,775          170,448
                                                                                        ============    =======         ========
   Income taxes: ...................................................................    $    160,780      7,047          129,831
                                                                                        ============    =======         ========
OTHER NONCASH INVESTING AND FINANCING ACTIVITIES:

   McLeod note payable applied against purchase
      price of directories (Note 19) ...............................................    $       --         --            500,000
                                                                                        ============    =======         ========
   Common stock received for sale of discontinued
      operations (Note 19) .........................................................    $       --      493,500             --
                                                                                        ============    =======         ========
   Interest paid to related party by issuance of
      common stock (Note 11) .......................................................    $    772,528    221,667             --
                                                                                        ============    =======         ========
   Acquisition of furniture and equipment by issuance
      of common stock ..............................................................    $       --       15,906             --
                                                                                        ============    =======         ========

 Note receivable exchanged for stock of Fronteer Capital ...........................    $  2,850,000       --               --
                                                                                        ============    =======         ========
  Shares issued for guaranty of dividends on
      Convertible Series B-1 Preferred Stock (Note14) ..............................    $     62,500       --               --
                                                                                        ============    =======         ========

  Shares issued for financing costs (Note 14) ......................................    $     25,000       --               --
                                                                                        ============    =======         ========

  Shares issued in settlement of litigation ........................................    $    325,000       --               --
                                                                                        ============    =======         ========

  Equipment purchased under capital lease ..........................................    $    146,653       --               --
                                                                                        ============    =======         ========




See accompanying notes to consolidated financial statements.

                     eVISION USA.COM, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE  1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

eVision USA.Com, Inc., (eVision or the Company) is a holding company that was incorporated under the laws of the state of Colorado on September 14, 1988. eVision's consolidated subsidiaries include companies that:

     o    operate as a fully disclosed securities broker/dealer;
     o intend to provide transaction processing, networking and internet based services;
     o design, develop, install, market and support software systems for the securities brokerage industry; and
     o provide leveraged financing, including proposed financing over the Internet.

The consolidated subsidiaries include all of the following identified majority owned or controlled companies. All significant intercompany transactions have been eliminated.

In December 1997, Heng Fung Capital [S] Private Limited (Heng Fung Private), a subsidiary of Online Credit International Ltd., formerly Heng Fung Holdings Company Limited (Online International), purchased 1,136,364 shares of the Company's outstanding common stock from Robert A. Fitzner, Jr. and Robert L. Long, former officers and directors of the Company, and from two other employees of American Fronteer Financial Corporation (American Fronteer or AFFC). In December 1997, Robert A. Fitzner, Jr. and Heng Fung Private agreed that, upon the regulatory approval of the National Association of Securities Dealers, Inc.
(NASD) of a change in the beneficial ownership of 25% or more of AFFC, Heng Fung Private would purchase an additional 3,556,777 shares of the Company's outstanding common stock from Mr. Fitzner which were purchased in February 1998.

American Fronteer Financial Corporation

American Fronteer, a wholly owned subsidiary of eVision, was incorporated in 1974 to engage in the retail stock brokerage business in the Rocky Mountain Region of the United States. American Fronteer is registered as a broker/dealer with the Securities and Exchange Commission (Commission), is a member of the NASD and the Boston Stock Exchange, is an associate member of the American Stock Exchange, and is registered as a securities broker/dealer in all 50 states. American Fronteer is a member of the Securities Investor Protection Corporation
(SIPC) and other regulatory and trade organizations. American Fronteer is also licensed to sell insurance products in certain states. American Fronteer's business consists of providing retail securities brokerage and investment services, trading fixed income and equity securities, providing investment banking services to corporate and municipal clients, managing and participating in underwriting corporate and municipal securities, and selling a range of professionally managed mutual funds and insurance products.

                     eVISION USA.COM, INC. AND SUBSIDIARIES

NOTE  1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

American Fronteer's principal executive office and Denver, Colorado branch office are located at One Norwest Center, 1700 Lincoln Street, 32nd Floor, Denver, Colorado 80203. American Fronteer also has branch offices located in San Francisco, California; Colorado Springs, Colorado; West Palm Beach, Florida; Atlanta, Georgia; Chicago, Illinois; Metairie, Louisiana; Las Vegas, Nevada; Albany, New York; New York, New York; Dallas, Texas; and Reston, Virginia.

eBanker USA.com, Inc.

Fronteer Development Finance Inc., a Delaware corporation (Fronteer Development), was incorporated in the state of Delaware in March 1998 to operate as a finance company. Fronteer Income Growth Inc. (FIGI), a wholly owned subsidiary of Fronteer Development, was incorporated in September 1998 under the International Business Companies Ordinances of the Territory of the British Virgin Islands. In March 1999, Fronteer Development was merged into eBanker USA.com, Inc. (eBanker), a Colorado corporation, primarily for the purpose of effectuating a name change to eBanker and becoming a Colorado corporation.

eBanker USA.com, Inc. is a 29% owned consolidated subsidiary of eVision. In addition to its 29% equity interest, eVision also has the right to cast 50% of the vote in the election of eBanker's directors due to its ownership of the preferred stock of eBanker. eBanker has entered into a management agreement with eVision to assist in the management of eBanker's business including providing assistance in the (i) identification of lending opportunities, (ii) credit analysis of potential borrowers, (iii) structure of loans, including yield-enhancing equity participation and collateral arrangements and (iv) administration of loans. In exchange for such services, eVision is entitled to an annual fee equal to 10% of eBanker's pretax profits as determined from eBanker's annual audited financial statements.

eBanker was created with the purpose of providing a wide range of on-line financial lending products and services. eBanker intends to identify, target and serve high-margin, global financial market segments, through its interactive and multimedia website. eBanker's website first became operational in September
1999. The website is still in its initial phase of development and will continually be expanded. eBanker has been designed as a non-deposit taking, broad financial services entity, so that it is not subject to the regulations facing traditional financial institutions. To date, eBanker's activities have consisted of raising approximately $13,000,000 from outside sources in private placements of securities, and making loans to affiliated and unaffiliated entities.

                     eVISION USA.COM, INC. AND SUBSIDIARIES

NOTE  1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Q6 Technologies, Inc.

Q6 Technologies, Inc. (Q6 Technologies), is a Colorado corporation formed in March 1999 by Q6 Group, LLC, a Pennsylvania limited liability company, and eVision. Q6 Technologies is currently a development stage company with no continuing operations. On June 18, 1999, Q6 Technologies acquired from eVision 72.8% of the outstanding common stock of Secutron Corp., a Colorado corporation that designs, develops, installs, markets and supports software systems for the securities brokerage industry (Secutron). Secutron has one wholly owned subsidiary, MidRange Solutions Corp., a Colorado corporation that is a distributor and systems integrator of computer products to the Rocky Mountain region (MidRange). Q6 Technologies' interests in Secutron were acquired in the early formation and capitalization of Q6 Technologies with eVision. Q6 Technologies subsequently increased its ownership of Secutron to approximately 78% in September 1999 and 95% in December 1999 in connection with the settlement of a lawsuit by eVision and Secutron. Q6 Technologies determined that the Secutron and MidRange businesses were not an appropriate part of Q6
Technologies' long-term business strategy. Effective December 17, 1999, Q6 Technologies transferred its ownership interests in Secutron and its wholly owned subsidiary, MidRange, back to eVision in return for the cancellation of 5,000,000 shares of Class B Common Stock of Q6 Technologies previously held by eVision and certain contractual concessions. eVision continues to hold 944,444 shares of Class A Common Stock and 555,556 shares of Class B Common Stock of Q6 Technologies.

Secutron Corporation

Secutron was incorporated in Colorado in May 1979. Secutron's business consists of designing, developing, installing, marketing, and supporting software systems for the securities brokerage industry. Secutron markets hardware and software to securities brokerage firms. Secutron is also an Internet service provider providing Internet services ranging from access to the Internet to development and maintenance of Web sites. Secutron's wholly owned subsidiary, MidRange, is a Colorado corporation formed on January 1, 1993. MidRange is an IBM business partner selling IBM hardware and hardware manufactured by competitors of IBM, and acts as a distributor for software products which are proprietary to third parties. MidRange sells hardware and software to businesses in several different industries, including manufacturers, distributors and healthcare providers. Subsequent to September 30, 1999, eVision entered into an agreement to sell the assets of MidRange. MidRange is included in the Q6 Technologies and Secutron business segment, which includes computer hardware, software and related technology investments of eVision.

CASH AND CASH EQUIVALENTS

For purposes of reporting cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash on deposit in excess of Federal Deposit Insurance Corporation limits was $4,262,993 and $3,108,678, as of September 30, 1999 and 1998, respectively. Included in cash and cash equivalents as of September 30, 1999 and 1998 were $447,379 and $5,705,696, respectively, which were invested in a U.S. Government obligation mutual fund. The U.S. Government obligation mutual fund invests in U.S. Treasury and agency obligations and in repurchase agreements, which have these securities as collateral.

                     eVISION USA.COM, INC. AND SUBSIDIARIES

NOTE  1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

TRADE RECEIVABLES AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

The allowance for doubtful accounts is maintained at a level adequate to absorb probable losses and credit losses inherent in the business based upon specific identification of probable losses and the Company's prior history of credit losses. Management determines the adequacy of the allowance based upon reviews of individual accounts, recent loss experience, current economic conditions, the risk characteristics of the various categories of accounts and other pertinent factors.

OTHER RECEIVABLES

Other receivables include receivables from employees, for forgivable loans made to retail brokers. Such loans bear interest at 8% to 10% and generally are due within two to five years from the date the broker joins the Company. The loans and interest are forgiven over the term of the loans and are amortized on a straight-line basis through a charge to commissions expense. In the event a broker leaves the Company prior to the end of the loan term, the unforgiven loan balance and related interest are collectible from the broker.

SECURITIES

Securities transactions and related revenue and expense associated with the Company's broker/dealer operations are recorded on a settlement date basis, usually the third business day following the trade date. The effect of using settlement date rather than trade date for the recording of securities transactions is not significant. In accordance with financial reporting requirements for broker/dealers, AFFC's financial instruments, including securities, are all carried at market value. Securities without a readily available market value are recorded at estimated fair value. Unrealized appreciation or depreciation is included in operations as trading profit or loss. Realized gains and losses are determined using the average cost method.

Marketable equity securities held by other subsidiaries are identified as being available-for-sale or trading securities and carried at estimated market value. Unrealized gains and losses are reported as other comprehensive income in the case of available-for-sale securities.

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

                     eVISION USA.COM, INC. AND SUBSIDIARIES

NOTE  1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

CONCENTRATIONS OF RISK

eBanker had originally invested approximately $4,700,000 in debt securities of Asian corporations, which were traded on the Hong Kong Stock Exchange. Beginning in the fourth quarter of the year ended September 30, 1999, management began selling these investments. The proceeds are on deposit in a brokerage account in the Commerzbank in Singapore. As of September 30, 1999, the Company had investments in debt securities of $1,991,258.

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

As of June 30, 1999, management changed its investment strategy with respect to the debt securities to systematically sell the debt securities. Consequently, the investments in debt securities have been transferred from the held-to-maturity category to the available-for-sale category, are carried at fair value based on quoted market prices and all unrealized gains, net of applicable income tax expense, have been reported as other comprehensive income in the accompanying financial statements. When an investment is sold and the gain or loss is realized, the gain or loss will be reclassified from other comprehensive income and be recognized as a component of net loss.

FINANCIAL INSTRUMENTS

The fair value of a financial instrument represents the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation. Significant differences can arise between the fair value and carrying amount of financial instruments that are recognized at historical cost amounts.

The fair values of the Company's short-term and long-term debt either approximate fair value or are estimated using discounted cash flow analyses based on the Company's current incremental borrowing rates for similar types of borrowing arrangements.

The Company's off balance sheet financial instruments are primarily warrants to purchase 10,000,000 shares of the common stock of Global Med Technologies, Inc. (Global Med) at $0.25 per share. The warrants have not been valued due to the significant ownership of Global Med it would represent if the warrants were exercised and due to the limited market for sales of shares of Global Med common stock.

                     eVISION USA.COM, INC. AND SUBSIDIARIES

NOTE  1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

REVENUE AND COST RECOGNITION

Revenue from the sale of computer equipment and installation of software is generally recognized when the equipment and related software is installed and accepted by the customer. Revenue from hardware and software sales is primarily generated by MidRange which is an IBM business partner selling IBM hardware and hardware manufactured by competitors of IBM, and acts as a distributor for software products which are proprietary to third parties.

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

Underwriting revenues are recorded when services for the transactions are substantially complete. Transaction related expenses are deferred and later expensed to match revenue recognition.

PROPERTY, FURNITURE AND EQUIPMENT

Property, furniture and equipment are recorded at cost. Depreciation of property, furniture and equipment is computed using the accelerated and straight-line methods based on the estimated useful lives of the assets. Real property had an estimated useful life of forty years; furniture and vehicles of three to five years; and equipment has estimated lives ranging from five to ten years. Equipment under capital leases and leasehold improvements are amortized straight line over shorter of the lease term or estimated useful life of the asset.

INCOME TAXES

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss and tax credit carryforwards. If deferred tax asset realizability is not considered to be more likely than not, a valuation allowance is provided.
Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

                     eVISION USA.COM, INC. AND SUBSIDIARIES

NOTE  1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

ACCOUNTING FOR STOCK-BASED COMPENSATION

The Company has adopted the disclosure provisions of Statement of Financial Accounting Standards No. 123 (SFAS No. 123), Accounting for Stock-Based Compensation. As permitted under SFAS No. 123, the Company continues to recognize stock-based compensation costs under the intrinsic value based method of accounting as prescribed by Accounting Principles Board Opinion No. 25 (APB No. 25), Accounting for Stock Issued to Employees.

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

eVision is a party to various financial instruments with off-balance-sheet risk as part of its normal course of business, including contractual commitments to extend credit and other assistance to third parties. These financial instruments involve, to varying degrees, elements of credit risk, which are not recognized in eVision's consolidated balance sheets.

RECLASSIFICATIONS

Certain reclassifications have been made to prior years' consolidated financial statements to conform to current year's presentation.

                     eVISION USA.COM, INC. AND SUBSIDIARIES

NOTE  1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

RECENTLY ISSUED FINANCIAL ACCOUNTING STANDARDS

In June 1998, the FASB issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement was effective for all fiscal quarters beginning after June 15, 1999. In July 1999, the FASB issued Statement No. 137, Accounting for Derivative Instruments and Hedging Activities -Deferral of the Effective Date of FASB Statement No. 133. The Statement defers the effective date of Statement No. 133 to all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company has not completed its evaluation of the impact of this Statement. .

NOTE  2.  SECURITIES OWNED

Securities owned consisted of the following:

                                                 September 30,
                                              -------------------
                                              1999           1998
                                              ----           ----

     Corporate securities                 $ 1,337,324     1,401,672
     U.S. government obligations                1,644         3,978
     Municipal obligations                    156,733       282,435
                                           ----------    ----------
                                          $ 1,495,701     1,688,085
                                           ==========    ==========

At September 30, 1998, corporate securities included $1,066,972 invested in Online Credit International Ltd. (Online International), formerly Heng Fung Holdings Company Limited, affiliated entities.

NOTE  3.  NOTES RECEIVABLE

Notes receivable at September 30, 1999 consists of the following:

Note receivable from unaffiliated entity, interest at 14%,
  principal and interest due July 2000, secured by equity securities  $2,850,000

Note receivable from unaffiliated entity, interest at 12%,
  principal and interest due December 31, 1999, unsecured                 50,000

Note receivable from unaffiliated entity, interest at 12%,
  interest payable quarterly, matures July 1, 2000, unsecured            250,000
                                                                      ----------
                                                                      $3,150,000
                                                                      ==========
                     eVISION USA.COM, INC. AND SUBSIDIARIES

NOTE  3.  NOTES RECEIVABLE (Continued)

Sale of Fronteer Capital

On July 30, 1999, eVision entered into a Stock Purchase Agreement with Ladsleigh Investments Limited, BVI whereby eVision agreed to sell and Ladsleigh agreed to purchase 100% of the stock of a wholly owned subsidiary of eVision, Fronteer Capital, Inc., for $3,000,000, excluding cash and warrants to purchase equity in a publicly traded company. The primary assets were approximately 122,084,000 shares of the common stock of Online International, originally purchased in open market transactions on the Hong Kong Stock Exchange. The purchase price of Fronteer Capital was based on the fair value of the primary assets held by Fronteer Capital as of July 30, 1999 based on a third party quotation service. Unrealized gains on these trading securities held by Fronteer Capital through July 30, 1999 of approximately $1,682,000 have been realized. The purchase price was paid in cash of $150,000 and in the form of a promissory note for $2,850,000, which bears interest at 14% and is due July 30, 2000. To secure the promissory note, eVision will hold all the primary assets of Fronteer Capital in escrow.

Other

During the year ended September 30, 1999, eBanker advanced $300,000 to two unaffiliated entities, for the purpose of funding temporary working capital needs. The loans are expected to be repaid from proceeds of private placements for which AFFC is acting as the selling agent. eBanker received a warrant to purchase 10% of the outstanding shares of common stock at the time of the private placement offering as a loan origination fee for the $50,000 note receivable. For the $250,000 note receivable, eBanker received a loan origination fee of warrants to purchase 200,000 shares of common stock of the entity at $1.25 per share in addition to a fee of 1% of the loan amount. Subsequent to year end, eBanker advanced an additional $100,000 to this entity for which it received warrants to purchase 80,000 shares of common stock at $1.25 per share plus a fee of 1% of $100,000 or $1,000.

NOTE  4.  NOTES RECEIVABLE, RELATED PARTY

Notes receivable, related party at September 30, 1999 consists of the following:


     Note receivable from affiliated company, interest at 12% payable
     monthly, matures April 2000                                      $2,650,000

     Note receivable from affiliated company, interest at 12% payable
     monthly, matures December 31, 1999                                  750,000
                                                                      ----------
                                                                      $3,400,000
                                                                      ==========
                     eVISION USA.COM, INC. AND SUBSIDIARIES

NOTE  4.  NOTES RECEIVABLE, RELATED PARTY (Continued)

Global Med Technologies, Inc.

As of September 30, 1999, notes receivable, related party consists of notes receivable of eBanker from Global Med which total $3,400,000. Global Med is an affiliated company due to common control. Fronteer Capital had committed to lend Global Med $1,650,000 primarily for working capital, with interest at 12% per annum. In exchange for the commitment, Fronteer Capital earned a warrant to purchase 1,000,000 common shares of Global Med at $0.25 per share. During October 1998, eBanker agreed to an assignment of the loan commitment from Fronteer Capital to Global Med, excluding any warrants. As of September 30, 1999, eBanker had advanced $1,650,000 to Global Med on this line of credit. In return for the loan, eBanker received a warrant to purchase 5,000,000 common shares of Global Med at $0.25 per share.

In October 1998, eBanker purchased a portion of notes receivable from Global Med to Online Credit Limited, formerly known as Heng Fung Finance Company Limited (Online Credit). The total note receivable from Global Med was $1,500,000. Of this amount, eBanker purchased $1,000,000 and a warrant to purchase 4,000,000 common shares of Global Med at $0.25 per share from Online Credit for $1,100,000.

The total amount owed eBanker as of September 30, 1999 under these lines of credit from Global Med was $2,650,000. The common stock purchase warrants held by eBanker total 9,000,000 shares of common stock of Global Med for $0.25 per share. The warrants are carried at a cost of $100,000, and are included in other assets. Interest on the loans is 12% per annum. The loans were originally due and the commitment expired April 15, 1999.

In March 1999, eBanker granted an extension of the loan due date until April 15, 2000. In addition, the default conversion price described below was increased to $0.25 per share from $0.05 per share. In consideration for the change in terms, Global Med agreed to pay eBanker a 2% fee of $53,000, payable in 42,400 shares of restricted Global Med common stock.

If Global Med defaults on the repayment of any amount borrowed pursuant to the notes originally issued to Online Credit, all existing members of the board of directors of Global Med will have to resign and Online Credit will have the right to appoint all new members. If there is default and Online Credit does not exercise its rights on default, eBanker will have the same rights on default on the repayment of any amounts borrowed pursuant to the Fronteer Capital commitment as Online Credit as are specified above. In addition, if Global Med defaults on the repayment of amounts owed to eBanker, the loans may be converted to common stock of Global Med at a default conversion price of $0.25 per share.

                     eVISION USA.COM, INC. AND SUBSIDIARIES

NOTE  4.  NOTES RECEIVABLE, RELATED PARTY (Continued)

In March 1999, eBanker entered into a bridge loan agreement with Global Med for $750,000. The promissory note is convertible into common stock of Global Med at a price based upon the average bid price of Global Med's common stock for a period of 15 business days prior to April 15, 1999. As of September 30, 1999, Global Med had an outstanding balance due on the loan of $750,000. Outstanding principal amounts under the loan are due December 31, 1999 and accrue at an interest rate of 12%. Interest is payable monthly. eBanker received a loan commitment fee of 2% or $15,000, which was paid in 13,275 shares of Global Med common stock.

NOTE  5.  INVESTMENTS IN DEBT SECURITIES

As of September 30, 1999, investments in debt securities of Asian corporations traded on the Hong Kong Stock Exchange are as follows:

                                    Carrying           Interest        Maturity
Corporation                           Value              Rate             Date
-----------------------------       --------           --------        ---------
China Resources                    $ 1,199,558          2.00%          04/30/04
Paul Y-ITC                             791,700          5.00%          02/03/01
                                    ----------
                                   $ 1,991,258
                                    ==========

As of September 30, 1999, the debt securities are classified as available-for-sale and carried at fair value. At September 30, 1999, gross unrealized gains on the securities were $406,454, with the net of tax unrealized gain of $247,937 recorded in accumulated other comprehensive income.

During  the  year  ended   September  30,  1999,   proceeds  from  the  sale  of
available-for-sale securities were $4,306,603 with gross realized gains of $447,863. For the purpose of determining gross realized gains, the cost of the securities sold is based on specific identification.

                     eVISION USA.COM, INC. AND SUBSIDIARIES

NOTE  6.  PROPERTY, FURNITURE AND EQUIPMENT

Property, furniture and equipment consisted of the following:

                                                             September 30,
                                                          --------------------
                                                          1999            1998

    Furniture and equipment                          $ 2,901,228      2,923,665
    Leasehold improvements                               599,107        558,520
    Real property                                          --           245,100
                                                      ----------     ----------
                                                       3,500,335      3,727,285
    Less accumulated depreciation and amortization    (2,266,975)    (2,186,154)
                                                      ----------     ----------
                                                     $ 1,233,360      1,541,131
                                                      ==========     ==========

NOTE 7.  FINANCING COSTS

As of September 30, 1999,  financing costs,  amortized over the life of the debt
instruments  using  the  effective  interest  rate  method,   consisted  of  the
following:

                                                             Financing         Accumulated
                                                               costs          amortization     Net
                                                             ---------        ------------     ---
Offering costs of the eBanker private placement
   units allocated to the convertible debentures
   (Note 10) ...............................................$   938,374        (97,644)       840,730
Financing costs for guarantee of dividends by
  related party (Note 14) ..................................     62,500         (4,168)        58,332
Financing fee for extension of due date for the
   convertible debenture to related party (Note 11) ........     25,000         (6,250)        18,750
                                                             ----------      ---------      ---------
                                                            $ 1,025,874       (108,062)       917,812

                     eVISION USA.COM, INC. AND SUBSIDIARIES

NOTE  8.  ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following:

                                                           September 30,
                                                      -----------------------
                                                      1999               1998
                                                      ----               ----

    Trade accounts payable                       $ 1,324,594          1,313,225
    Accrued legal reserves                           819,001            500,000
    Payroll related accounts                         582,409            553,197
    Other accrued expenses                           691,845            148,438
                                                  ----------         ----------
                                                 $ 3,417,849          2,514,860
                                                  ==========         ==========

NOTE  9.  LEASES AND LONG-TERM DEBT

Leases

The Company and its subsidiaries lease office space under long-term noncancelable operating leases. The leases provide for annual escalations for utilities, taxes, and service costs, as well as escalating rental rates over the term of the leases. The Company has two capital leases. One is for communication equipment with a balance of $30,876 as of September 30, 1999. The Company pays $1,030 per month through October 2002, which results in an effective interest rate of approximately 12%. The other capital lease, for computer hardware and software, has a balance of $129,287 as of September 30, 1999, with payments of $4,871 per month through April 2002, which results in an effective interest rate of approximately 12%.


Rent  expense  included  in  the  consolidated   statements  of  operations  was
$1,983,102,  $1,809,255 and  $1,387,125 for the years ended  September 30, 1999,
1998 and 1997, respectively.

Included in equipment and fixtures in the accompanying balance sheets are the following assets held under capital leases:

                                                          September 30,
                                                     ----------------------
                                                     1999              1998
                                                     ----              ----
     Communication equipment                     $   46,807            46,807
     Computer hardware and software                 146,653              --

     Assets under capital lease                     193,460            46,807
     Less accumulated amortization                  (40,651)          (10,921)
                                                  ---------          --------
     Assets under capital lease, net             $  152,809            35,886
                                                  =========          ========
                     eVISION USA.COM, INC. AND SUBSIDIARIES

NOTE  9.  LEASES AND LONG-TERM DEBT (Continued)

The following represents the minimum lease payments remaining under capital leases and the future minimum lease payments for all noncancelable operating leases included in continuing operations at September 30, 1999:

                                                   Capital           Operating
                                                    Leases             Leases
                                                   -------           ---------

          2000                                  $   70,812           2,049,056
          2001                                      70,812           1,915,919
          2002                                      46,457           1,638,905
          2003                                       --              1,347,421
          2004                                       --              1,160,595
          Thereafter                                 --              2,901,767
                                                ----------          ----------
     Total minimum lease payments                  188,081          11,013,663
     Less amount representing interest             (27,918)         ==========
                                                ----------
     Present value of minimum lease payments    $  160,163
                                                ==========

Long-Term Debt

Long-term debt as of September 30, 1998 was comprised of a capital lease described above and a note payable to a bank, secured by real property, with monthly payments of $3,333 plus accrued interest. Interest was at 8.50% and the loan matured March 1, 2001. During the year ended September 30, 1999, the Company sold the real property and paid the note in full. The balances as of September 30 were as follows:

                                        1999                1998
                                        ----                ----

         Capital leases              $ 160,163             114,872
         Long-term debt                  --                116,667
                                      --------            --------
                                       160,163             231,539
         Less current portion          (70,812)           (124,007)
                                      --------            --------
                                     $  89,351             107,532
                                      ========            ========
                     eVISION USA.COM, INC. AND SUBSIDIARIES

NOTE  10.  CONVERTIBLE DEBENTURES

Fronteer Development May 1998 Private Placement

On May 26, 1998, Fronteer Development Finance Inc. (which was later merged into eBanker) commenced a private placement of 30,000 units (Unit) each consisting of
(i) one $1,000 convertible debenture,  due August 1, 2008, paying 10% per annum;
(ii) 100 Class A common shares; and (iii) warrants exercisable at $3.00 per share for 500 Class A common shares (Fronteer Development Private Placement). The convertible debentures are convertible into Class A common shares at a conversion price of $5.00 per share.

Per the terms of the Fronteer Development Private Placement, the portion of the cost per Unit allocable to the convertible debentures is 83.4%. As of September 30, 1999, a total of 7,958 units were issued through the eBanker Private
Placement for proceeds of $6,832,851, net of issuance costs of $1,125,149. Therefore, the convertible debentures were recorded at 83.4% of the $7,958,000 face amount of the convertible debentures. The discount on the convertible debentures is being amortized as an adjustment to the stated interest rate of 10% using the interest method. Original issue discount amortization of $114,601 and $6,576 has been recognized through September 30, 1999 and 1998, respectively.

The convertible debentures are scheduled to mature on August 1, 2008 and generally are not callable by eBanker prior to maturity. Interest is at 10% per annum, payable each January 31st and July 31st. These debentures are convertible into shares of common stock of eBanker at a conversion price of $5.00 per share. Accrued interest expense on the convertible debentures at September 30, 1999 and 1998 was $132,633 and $77,454, respectively.

The offering memorandum for the Fronteer Development Private Placement included 3,000,000 shares of authorized Class B common stock, and required eVision to purchase Class B common stock in the amount of no less than 26.67% of the amount of Units purchased by outside investors. eVision has fulfilled its commitment. This investment is eliminated in the accompanying consolidated balance sheet. There were no commissions or expenses associated with the Class B common stock issuance.

In March 1999, Fronteer Development was merged into eBanker USA.com, Inc. (eBanker), a Colorado corporation, primarily for the purpose of effectuating a name change to eBanker and becoming a Colorado corporation. As a result of the merger, the Fronteer Development Class B Common Stock, which had a 30 to 1 voting preference and was owned by eVision (giving eVision 96% of the voting power and 46% of the equity interest), was exchanged for an equivalent number of shares of eBanker common stock. The eBanker common stock has one vote per share. After the merger, eVision held 46% of the voting and equity interest in eBanker. In addition, the articles of incorporation of eBanker designated a share of Series A Preferred Stock. The Series A Preferred Stock gives the holder 50% of the vote in the election of Directors of eBanker. eBanker sold the Series A Preferred Stock for $1,000 to eVision.

                     eVISION USA.COM, INC. AND SUBSIDIARIES

NOTE  10.  CONVERTIBLE DEBENTURES (Continued)

eBanker March 1999 Private Placement

In March 1999, eBanker commenced the March 1999 Private Placement of 3,000,000 units. Each unit consisted of one share of common stock and one detachable warrant to purchase one share of common stock. Each March 1999 Private Placement Unit was sold for $6.00. The detachable warrants will be exercisable to purchase one share of common stock at an exercise price of $8.00 per share from the earlier of 120 days after an initial public offering of eBanker securities or one year after the date of the March 1999 Private Placement until August 31, 2000. A total of 899,444 March 1999 Private Placement Units were issued for proceeds of $4,678,754, net of issuance costs of $717,912.

NOTE  11.  CONVERTIBLE DEBENTURES TO RELATED PARTY

In December  1997,  the Company  sold Online  Credit a ten year  $4,000,000  10%
Convertible Debenture that is convertible into shares of common stock of the Company at a price of $0.53125 per share until December 15, 2007, unless sooner paid, and an option to purchase a $11,000,000 10% Convertible Debenture that is convertible into shares of common stock of the Company at a price of $0.61 per share until ten years from the date of issue unless sooner paid. With the exception of a convertible debenture for $500,000, the convertible debentures mature in ten years. Online Credit partially exercised the option and purchased additional 10% Convertible Debentures totaling $2,500,000. On September 23, 1998, Online Credit and the Company agreed to amend the terms of the remaining $8,500,000 of the $11,000,000 10% Convertible Debenture by increasing the interest rate to 12%, changing the conversion price to the lower of $0.35 or the fair market value per share, and changing the default conversion price to $0.10 per share. On September 25, 1998, Online Credit partially exercised its option to purchase $8,500,000 of 12% Convertible Debentures by purchasing a $500,000 12% Convertible Debenture from the Company. During the year ended September 30, 1999, Online Credit purchased an additional $1,000,000 convertible debenture. Therefore, as of September 30, 1999 and 1998, Online Credit had purchased a total of $8,000,000 and $7,000,000, respectively, in convertible debentures. At September 30, 1999, the current portion of the convertible debentures, due March 2000, was $500,000, which was originally due March 1999. In consideration of the extension of the due date to March 2000, eVision paid Online Credit a financing fee equal to 5% or $25,000 which was paid in 44,092 shares of common stock of the Company.

The quarterly interest payments on the convertible debentures purchased pursuant to the Convertible Debenture agreement are currently being made in shares of the Company's common stock and resulted in 412,800 shares being issued through September 30, 1998 to Online Credit. During the year ended September 30, 1999, 1,569,417 common shares of the Company were issued to pay the accrued interest through June 30, 1999. Subsequent to September 30, 1999, 428,583 common shares of the Company were issued to pay the accrued interest of $212,111 through September 30, 1999.

                     eVISION USA.COM, INC. AND SUBSIDIARIES

NOTE  12.  INCOME TAXES

Income tax expense (benefit) relating to the loss from continuing operations for the three years in the period ended September 30, consisted of the following:

                                       1999          1998            1997
                                       ----          ----            ----

         Current                    $ 136,631         --             99,956
         Deferred                       --          290,320        (548,480)
                                     --------      --------        --------
                                    $ 136,631       290,320        (448,524)
                                     ========      ========        ========

Income tax expense (benefit) for the years ended September 30, 1999, 1998 and 1997, differs from the amounts computed by applying the U.S. Federal income tax rate of 34% to loss from continuing operations before income taxes as a result of the following:

                                                            1999           1998           1997
                                                            ----           ----           ----
 Computed "expected" income tax benefit ............   $(1,037,821)    (2,274,242)      (829,201)
 (Increase) decrease in income tax benefit resulting
    from:
    Nondeductible expenses .........................        19,487        159,948         10,158
    State taxes, net of Federal benefit ............      (166,527)      (150,268)       (82,000)
    Unconsolidated subsidiaries for tax purposes ...       162,031       (111,476)        99,956
    Change in valuation allowance for deferred tax
      assets .......................................     1,166,000      2,504,784        505,000
    Other ..........................................        (6,539)       161,574       (152,437)
                                                       -----------    -----------    -----------
    Income tax expense (benefit) ...................   $   136,631        290,320       (448,524)
                                                       ===========    ===========    ===========

                     eVISION USA.COM, INC. AND SUBSIDIARIES

NOTE  12.  INCOME TAXES (Continued)


Temporary differences between financial statement carrying amounts and the tax bases of assets and liabilities that result in significant deferred tax assets and liabilities are as follows:

                                                              September 30,
                                                          -------------------
                                                          1999           1998
                                                          ----           ----
Deferred tax assets:
   Deferred rent concessions                         $   601,000        645,000
   Accrued expenses                                      376,000        459,000
   Allowance for doubtful accounts                       151,000        136,000
   Unamortized employee loans                            (13,000)       135,000
   Unrealized loss on investments                           --          683,000
   Investments in subsidiaries and affiliates             29,000         97,000
   Contribution and operating loss carryforwards       4,209,000      1,992,000
                                                     -----------    -----------
   Gross deferred tax assets                           5,353,000      4,147,000
   Valuation allowance                                (5,262,000)    (4,096,000)
                                                     -----------    -----------
Deferred tax assets after valuation allowance             91,000         51,000
Deferred tax liabilities:
   Property and equipment                                (91,000)       (51,000)
                                                     -----------    -----------
   Gross deferred tax liabilities                        (91,000)       (51,000)
                                                     -----------    -----------
   Net deferred tax asset                            $      --      $      --
                                                     ===========    ===========

Net operating losses of approximately $10,500,000 expire during the years from 2011 to 2014.

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

                     eVISION USA.COM, INC. AND SUBSIDIARIES

NOTE  13.  COMMITMENTS AND CONTINGENCIES

Secutron-Anthony R. Kay Settlement

Secutron Corp. has entered into an agreement to settle the lawsuit by Anthony R. Kay and ARK Consulting Services, Inc. (jointly hereinafter referred to as "Mr. Kay") that was filed on July 30, 1998, in the District Court for the City and County of Denver, Colorado. Pursuant to the terms of the settlement, eVision agreed to issue Mr. Kay 550,000 shares of eVision common stock. In addition, the Company has agreed to register Mr. Kay's shares of eVision's common stock for resale. The Company has also agreed that if Mr. Kay does not receive a net amount of at least $325,000 from the sale of the common stock, Secutron and the other defendants will pay Mr. Kay the difference between what Mr. Kay does receive and $325,000 or provide Mr. Kay with additional shares of eVision's common stock to make up the deficiency based upon the then current trading prices of the common stock. If Mr. Kay does not realize $325,000 from the sale of all of the common stock by April 1, 2000, Mr. Kay is entitled to receive the deficiency in cash.

Other Contingencies

The Company is a defendant in certain arbitration and litigation matters arising from its activities as a broker/dealer. In the opinion of management, with the advice of counsel, these matters, including any damages awarded against the Company, have been adequately provided for in the accompanying consolidated financial statements, and the ultimate resolution of the other arbitration and litigation will not have a significant adverse effect on the consolidated results of operations or the consolidated financial position of the Company.

On December 23, 1996, AFFC received notification of an arbitration award in NASD Arbitration No. 95- 05062, Chang, et al. v. AFFC that was originally filed on October 21, 1995. The allegations in the case relate to a private placement sold by a former broker at AFFC, all of which sales occurred prior to his employment by AFFC. AFFC provided for damages that were awarded in the amount of $424,824 against AFFC, which AFFC appealed. During the year ended September 30, 1999, the Company lost the first appeal and the court ordered AFFC to place on deposit, in a restricted cash account, the amount of $575,000. The deposit will remain in the restricted account pending the outcome of the next level of appeal.

Convertible Debentures

eVision previously sold Online Credit a ten year $4,000,000 10% Convertible Debenture that is convertible into shares of common stock of eVision and an option to purchase an $11,000,000 12% Convertible Debenture that is convertible into shares of common stock of eVision. As of September 30, 1999, Online Credit had purchased a total of $8,000,000 of convertible debentures, of which $1,000,000 had been purchased during the year ended September 30, 1999. The option to purchase the $11,000,000 12% Convertible Debenture has $7,000,000 available remaining under option. The principal is due in ten years, except for one installment of $500,000 that was due March 1999. The installment due date was extended to March 2000. (See Note 11.)

                     eVISION USA.COM, INC. AND SUBSIDIARIES

NOTE  13.  COMMITMENTS AND CONTINGENCIES (Continued)

Loan Commitment

On October 4, 1999, eBanker extended to Global Med a $2,000,000 bridge loan commitment, of which a total of $600,000 was drawn in October and November 1999. Outstanding principal amounts under the loan are due April 12, 2000 and accrue interest at 12%. In return for issuing the loan commitment, Global Med issued 86,957 shares of common stock of Global Med to eBanker in payment of a 5% commitment fee.

NOTE  14.  STOCKHOLDERS' EQUITY

Stock Issuances

During the year ended September 30, 1999, a total of 1,569,417 shares of common stock were issued in payment of accrued interest to Online Credit. As of September 30, 1999, the Company had $212,111 of accrued interest payable, which was subsequently paid through the issuance of 428,583 shares of common stock of the Company. In addition, Online Credit agreed to extend the maturity date of the $500,000 convertible debenture due in March 1999 until March 2000 in exchange for a 5% fee of $25,000 payable in 44,092 shares of common stock of eVision. (See Note 11.)

Online International has guaranteed through October 31, 2002, the payment of each annual 8% cash dividend on the Convertible Series B-1 Preferred Stock that is being offered by eVision in a private offering if such dividend is not paid by eVision. In consideration for making such guaranty, eVision issued an affiliate of Online International 250,000 shares of eVision's common stock which had a value of $62,500 based on the closing price of $0.25 per share of the common stock on the date of the agreement.

On April 25, 1998, the Board of Directors approved a resolution to compensate Online Credit for its time, efforts, capital costs and expenses in setting up and operating a New York City office which was transferred to eVision to be operated as an AFFC institutional sales location upon final NASD approval. Compensation, as agreed to by the Board of Directors and determined based upon actual capital costs and expenses incurred, as well as certain estimates, was $350,000 paid in 350,000 shares of common stock of eVision.

                     eVISION USA.COM, INC. AND SUBSIDIARIES

NOTE  14.  STOCKHOLDERS' EQUITY (Continued)

Preferred Stock Private Placements

eVision is authorized to issue 25,000,000 shares of preferred stock. Of the authorized shares, 87,500 shares have been designated as Series A Preferred Stock and retired; 3,000,000 shares have been designated as Series B Preferred Stock, of which 25,500 shares have been sold and were exchanged for Convertible Series B Preferred Stock. An additional 2,000,000 shares have been designated as Convertible Series B Preferred Stock. eVision issued 110,500 shares of Convertible Series B Preferred Stock. The 110,500 shares of Convertible Series B Preferred Stock included the 25,500 shares of Series B Preferred Stock that were exchanged. Subsequently, eVision designated 2,000,000 shares of Convertible Series B-1 Preferred Stock. The undesignated preferred stock may be issued in series from time to time with such designations, rights, preferences and limitations as the board of directors of eVision may determine by resolution.

On October 16, 1998, eVision commenced a private placement of 1,500,000 shares of its Series B Preferred Stock at a price of $10.00 per share. Before the offering was terminated, 25,500 shares were sold. On May 12, 1999, eVision commenced a second private placement of 1,500,000 shares of its Convertible Series B Preferred Stock. The 25,500 shares of Series B Preferred Stock sold in eVision's first offering were exchanged for Convertible Series B Preferred Stock. Including the shares exchanged from the first offering, 110,500 shares of Convertible Series B Preferred Stock were sold in the second offering before it was terminated. Proceeds as of September 30, 1999 were $860,147, net of issuance costs of $244,853.

                     eVISION USA.COM, INC. AND SUBSIDIARIES

NOTE  14.  STOCKHOLDERS' EQUITY (Continued)

On September 27, 1999, eVision commenced a third private offering of 1,500,000 shares of its Convertible Series B-1 Preferred Stock at a price of $10.00 per share and 110,500 shares were being offered in exchange for the Convertible Series B Preferred Stock on a one-for-one basis. The Convertible Series B-1 Preferred Stock is being offered by American Fronteer, which will be issued a maximum of 150,000 warrants, depending on the proceeds of the offering, that allow the holder to purchase shares of eVision's Convertible Series B-1 Convertible Preferred Stock at a purchase price of $12.00 per share for five years. American Fronteer also is to receive a commission of 10% and a non-accountable expense allowance of 3% of the total amount sold in the offering. The offering of the Convertible Series B-1 Preferred Stock will continue until all 1,500,000 shares of Convertible Series B-1 Preferred Stock are sold or exchanged or until December 31, 1999, whichever is earlier. eVision has reserved the right to continue the offering beyond December 31, 1999. Through December 24, 1999, approximately 350,000 shares of Convertible Series B-1 Preferred Stock have been sold for gross proceeds of $3,500,000.

The Convertible Series B-1 Preferred Stock has a cumulative annual dividend rate payable semi-annually of 8% in cash and 7% in additional shares of the Convertible Series B-1 Preferred Stock. Online Credit International Ltd., formerly Heng Fung Holdings Company Limited (Online International), has guaranteed the payment of any cash dividends that accrue on the Convertible Series B-1 Preferred Stock through October 31, 2002. The semi-annual dividend payable on shares of Convertible Series B-1 Preferred Stock will be equivalent to three and one-half one hundredths of a share of Convertible Series B-1 Preferred Stock for each outstanding share of Convertible Series B-1 Preferred Stock. Any Convertible Series B-1 Preferred Stock issued as a dividend on the Convertible Series B-1 Preferred Stock will have the same dividend and the same terms as the Convertible Series B-1 Preferred Stock. The dividend on the Convertible Series B-1 Preferred Stock is payable semi-annually beginning October 31, 1999, and continuing each April 30 and October 31 thereafter, when and if declared by the Board of Directors. Each share of Convertible Series B-1 Preferred Stock is immediately convertible by the holder into 10 shares of eVision's common stock which is equivalent to a price of $1.00 per share of common stock. If the common stock does not have a closing bid price of at least $1.15 per share for at least 20 trading days during the period commencing on September 30, 1999, and ending on September 30, 2000, the Convertible Series B-1 Preferred Stock will be convertible by the holder into common stock determined by dividing $10 by a price equal to the higher of the five day average closing bid price of the common stock prior to September 30, 2000, or $0.50 per share. In addition, each share of Convertible Series B-1 Preferred Stock is automatically convertible into 10 shares of common stock at $1.00 per share at such time as the closing bid price of the common stock is at least $4.00 per share for 30 consecutive trading days. The Convertible Series B-1 Preferred Stock is redeemable by eVision on or after October 1, 2003, at a price of $12.50 per share plus any accrued and unpaid dividends.

If Online International is required to pay on its guaranty, eVision will issue to Online International or its designee a five year 12% convertible debenture unless the act of eVision in issuing such a debenture would be deemed to be an illegal distribution pursuant to the Colorado Business Corporation Act, in which event, upon payment on the guaranty, Online International or its designee would receive, instead of a 12% convertible debenture, the number of shares of common stock as is equal to the total amount of the dividend paid divided by 90% of the conversion price of the common stock as defined in the 12% convertible debenture. In general, the conversion price of the convertible debenture will be the market price of the common stock on the date of conversion.

                     eVISION USA.COM, INC. AND SUBSIDIARIES

NOTE  14.  STOCKHOLDERS' EQUITY (Continued)

Sales of Common Stock

In December 1997, Heng Fung Capital [S] Private Limited (Heng Fung Private), a subsidiary of Online International, purchased 1,136,364 shares of the Company's outstanding common stock from Robert A. Fitzner, Jr. and Robert L. Long, former officers and directors of the Company, and from two other employees of AFFC. In December 1997, Robert A. Fitzner, Jr. and Heng Fung Private agreed that, upon the regulatory approval of the National Association of Securities Dealers, Inc.
(NASD) of a change in the beneficial ownership of 25% or more of AFFC, Heng Fung Private would purchase an additional 3,556,777 shares of the Company's outstanding common stock from Mr. Fitzner which were purchased in February 1998.

Warrants

On February 16, 1996, the Company commenced a private placement of 6,000,000 shares of its $.0l par value common stock at a price of $1.00 per share, and 6,000,000 Class A redeemable common stock purchase warrants at a price of $.10 per warrant (collectively, the Private Placement). The warrants entitle the holder to purchase one share of common stock at $1.50 per share at any time until May 1, 2000. Through the Private Placement, 5,958,658 shares of common stock and warrants were issued for proceeds of $5,859,563, net of issuance costs of $694,961. In addition, the Company issued 595,865 warrants to AFFC in accordance with the Private Placement which allows the holder to purchase one share of common stock at a price of $1.50 per warrant until May 1, 2000.

NOTE  15.  STOCK OPTIONS

During the year ended September 30, 1999, the Board of Directors granted options under the Company's September 1996 Plan to employees and officers of the Company. As further described below, options to purchase a total of 18,955,500 shares were granted with exercise prices ranging from $0.20 to $1.00, and vesting periods ranging from two to five years. All grants were made at the fair market value of the stock on the date of the grant and have a term of ten years.

In January 1999, Fai H. Chan, Chairman of the Board of Directors and President of the Company, was granted options under the Company's stock option plans to purchase 8,000,000 shares of the Company's common stock at $.30 per share which was the fair market value of the stock on the date of the grant. The options are exercisable immediately through January 27, 2009. The grant was approved by a vote of the Board of Directors in which Mr. Chan abstained.

On November 25, 1998, the Board of Directors granted the holders of 2,930,000 incentive stock options new grants at $.20 per share which was equal to the closing price of the common stock as reported on the OTC Bulletin Board on that date. The new options vest one-third on January 30, 1999, one-third on November 25, 1999 and one-third on November 25, 2000.

                     eVISION USA.COM, INC. AND SUBSIDIARIES

NOTE  15.  STOCK OPTIONS (Continued)

Also, on November 25, 1998, the Company granted 2,800,000 nonqualified stock options to purchase shares of common stock to members of the Board of Directors at a price of $.20 per share which was equal to the closing price of the common stock as reported on the OTC Bulletin Board on that date. The options vest at the rate of 20% per year through November 25, 2003 and expire on the anniversary date in 2008; provided, that no option will be exercisable until and unless basic earnings per share for any fiscal year commencing with the fiscal year ending September 30, 1999, are equal to or exceed $0.10 per share.

During the year ended September 30, 1999, the Board of Directors granted nonqualified options totaling 39,333 shares to a director and a consultant with exercise prices equal to the market value on the date of the grant ranging from $0.70 to $1.00, vesting over a three year period and a term of 10 years.

During the year ended September 30, 1998, the Company granted 700,000 nonqualified stock options to certain employees at an exercise price of $1.00 per share. These options expire April 2, 2008 and are exercisable as to 50,000 shares per year beginning March 18, 1999, plus an additional 20,000 shares per year if the branch where employees work meets projected profits each year for five years. These options were canceled during the year when the related employees resigned. In addition, options were granted to certain officers and employees of the Company in accordance with the criteria of each individual plan at exercise prices ranging from $0.625 to $1.00 per share.

The Company has granted options pursuant to three stock option plans, the Incentive Stock Option Plan, (1988 Plan), the 1996 Incentive and Nonstatutory Option Plan (1996 Plan), and the September 1996 Incentive and Nonstatutory Option Plan (September 1996 Plan). As of September 30, 1999, approximately 9,040,000 options are exercisable. During the years ending September 30, 2000, 2001, 2002, 2003 and 2004, 2,090,011; 1,988,011; 1,930,011; 1,506,067;and
1,506,067 options become exercisable.

Subsequent to September 30, 1999, the Company granted options to employees to purchase 1,311,000 shares of the Company's common stock at prices ranging from $0.50 to $0.75 per share, vesting from two to four years and for a period of ten years.

                     eVISION USA.COM, INC. AND SUBSIDIARIES

NOTE  15.  STOCK OPTIONS (Continued)

The following represents additional information relative to stock option activity:

                                                                                               September
                                            Total          1988 Plan         1996 Plan         1996 Plan        NonQualified
                                            -----          ---------         ---------         ---------        ------------
Outstanding as of
   September 30, 1997                    3,265,000           457,000         1,240,000         1,228,000           340,000
      Expired                             (340,000)             --                --                --            (340,000)
      Granted                            2,070,000              --                --           1,370,000           700,000
      Canceled                            (165,000)             --             (35,000)         (130,000)             --
                                       -----------       -----------       -----------       -----------       -----------
Outstanding as of
   September 30, 1998                    4,830,000           457,000         1,205,000         2,468,000           700,000
      Exercised                           (283,600)             --                --            (283,600)             --
      Granted                           18,955,500              --                --           8,116,167        10,839,333
      Canceled                          (5,441,734)         (328,500)       (1,076,500)       (3,336,734)         (700,000)
                                       -----------       -----------       -----------       -----------       -----------
Outstanding as of
    September 30, 1999                  18,060,166           128,500           128,500         6,963,833        10,839,333
                                       ===========       ===========       ===========       ===========       ===========
Expiration dates:
    September 30, 2006                     257,000           128,500           128,500              --                --
    September 30, 2007                        --                --                --                --                --
    September 30, 2008                        --                --                --                --                --
    September 30, 2009                  17,803,166              --                --           6,963,833        10,839,333
                                       -----------       -----------       -----------       -----------       -----------
Outstanding as of
   September 30, 1999                   18,060,166           128,500           128,500         6,963,833        10,839,333
                                       ===========       ===========       ===========       ===========       ===========

During the year ended September 30, 1999, 283,600 options were exercised with an exercise price of $0.20 per share, 18,955,500 options were granted with a weighted average exercise price of $0.31 per share and 5,441,734 options were canceled with a weighted average exercise price of $0.68 per share. As of September 30, 1999, the outstanding options had a weighted average exercise price of $0.31. At September 30, 1998, the weighted average exercise price of the outstanding options was $0.75. As of September 30, 1999, 9,040,000 options were exercisable with a weighted average exercise price of $0.34.

Pro forma disclosures

The fair value of options granted during 1999 was determined using the following weighted average assumptions:

    A risk-free rate of approximately 4.8% for the year ended September 30, 1999, an average expected life of 4.3 years, a dividend yield of 0%; and volatility of 99%.

                     eVISION USA.COM, INC. AND SUBSIDIARIES

NOTE  15.  STOCK OPTIONS (Continued)

For the purposes of pro forma disclosures, the estimated fair value of the employee options is amortized to expense over the options' vesting period. Pro forma information is as follows:

                                                        1999
                                                        ----

          Pro forma net loss                       $ (4,799,000)
          Pro forma net loss per share                    (0.26)

The estimated fair value of the options granted during the year ended September 30, 1999 was $3,221,612. The estimated compensation expense associated with this fair value was $1,610,136 for the year ended September 30, 1999.

No compensation costs were charged to earnings for options granted under the Company's plans for the years ended September 30, 1999, 1998 and 1997. Management considers the difference between the pro forma net loss or loss per share under the fair value method and that as calculated by the Company per the consolidated statements of operations for 1998 and 1997 to be immaterial based on the fair value of the underlying common stock and the activity related thereto.

NOTE  16.  EMPLOYEE STOCK OWNERSHIP AND EMPLOYEE BENEFIT PLANS

The Company has adopted an employee stock ownership plan (ESOP) for its employees. Contributions to the plan are at the discretion of the Board of Directors. All employees as of October 1, 1989, are eligible to participate in the plan, and new employees after that date become eligible on April 1 or October 1 which follows the completion of one year of employment. The plan provides that more than half of the assets in the plan must consist of the Company's common stock. The ESOP is administered by a board of trustees under the supervision of an advisory committee, both of which are appointed by the Company's Board of Directors. Employees vest at the rate of 20% per year in ESOP contributions after two years, vesting an additional 20% each year up to 100% after six years in the ESOP. The ESOP had a loan from the Company of $350,000 representing the payment during the year ended September 30, 1997 by the Company of the ESOP's debt. The loan was secured by 436,840 shares of the Company's common stock and is recorded in unearned ESOP shares in the consolidated financial statements as of September 30, 1999. In December 1999, the ESOP repaid $350,000 plus $212,007 of accrued interest to eVision by liquidating a portion of its holdings in eVision common stock.

                     eVISION USA.COM, INC. AND SUBSIDIARIES

NOTE  16.  EMPLOYEE STOCK OWNERSHIP AND EMPLOYEE BENEFIT PLANS
           (Continued)

The allocation of the remaining shares within the ESOP to employees is based on employees' wages. For the year ended September 30, 1997, the Company contributed $24,898 to the plan. The Company did not contribute to the plan nor did the Board of Directors commit any shares to the ESOP during the years ended September 30, 1999 and 1998. The ESOP owned 418,682 shares of the Company's common stock as of September 30, 1999, and 81,682 subsequent to the loan repayment.

The Company has two retirement saving plans covering all employees who are over 21 years of age and have completed one year of eligibility service. The plans meet the qualifications of Section 401(k) of the Internal Revenue Code. Under the plans, eligible employees can contribute through payroll deductions up to 15% of their base compensation. The Company makes a discretionary matching contribution equal to a percentage of the employee's contribution. The Company contributed $88,813, $83,894, and $82,890, for the years ended September 30, 1999, 1998 and 1997, respectively. The Company's savings plans owned 61,150 and 2,973 shares of the Company's common stock as of September 30, 1999 and 1998, respectively.

The Company does not provide any post employment benefits to retired or terminated employees.

NOTE  17.  RELATED PARTY ACTIVITY

Fronteer Corporate Services Inc. is a wholly owned subsidiary of eVision that provides management, accounting, and administrative services to unconsolidated entities that are affiliated through common ownership or control. These entities were charged $42,841, which approximates the cost, for these services for the year ended September 30, 1999.

During the years ended September 30, 1999 and 1998, Fronteer Capital purchased a total of approximately 122,084,000 shares of the common stock of Online International in open market transactions on the Hong Kong Stock Exchange. Two officers and directors of the Company are directors of Online International. In addition, one officer and director beneficially owns approximately 11% of the outstanding common stock of Online International. As of September 30, 1998, eVision had recorded unrealized losses on the investment in Online International stock of approximately, $1,573,793. During the year ended September 30, 1999, the stock of Fronteer Capital was sold at a gain to an unaffiliated entity as described in Note 3. Therefore, as of September 30, 1999, the Company no longer has an investment in Online International common stock.

During the year ended September 30, 1998, the Company paid an outside director $50,000 for legal services.

eVision had previously  been a 20%  shareholder in MultiSource  Services,  Inc.,
(MSI). As a clearing correspondent of MSI ., the Company paid MSI clearing fees of $111,512 and $1,096,690 for the years ended September 30, 1998 and 1997, respectively. For the year ended September 30, 1997, Secutron recorded revenues of $275,699 for services performed for MSI.

                     eVISION USA.COM, INC. AND SUBSIDIARIES

NOTE  17.  RELATED PARTY ACTIVITY (Continued)

During the year ended September 30, 1997, a then officer of the Company received $334,000 in noncompetition compensation from the purchaser in conjunction with the sale of the primary assets of the directory business as discussed in Note 19.

NOTE  18.  MINIMUM NET CAPITAL REQUIREMENTS

AFFC, as a registered securities broker/dealer, is subject to the Securities and Exchange Commission Uniform Net Capital Rule (Rule 15c3-1) (the Rule) and membership agreement with NASD. In accordance with the membership agreement, AFFC is required to maintain "net capital" of not less than $250,000. As of September 30, 1999, AFFC had "net capital" of $ 419,273.

NOTE  19.  DISCONTINUED OPERATIONS

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

                     eVISION USA.COM, INC. AND SUBSIDIARIES

NOTE  19.  DISCONTINUED OPERATIONS (Continued)

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

Information relating to the loss from discontinued operations is as follows:


Year Ended September 30, 1998:                          Directory
-----------------------------                           Business                 FMG                   Total
                                                        ---------                ---                   -----
Revenue                                                 $    --                    --                    --
Cost of sales and operating expenses                      236,502                24,493               260,995
                                                        ---------             ---------             ---------
                                                         (236,502)              (24,493)             (260,995)
                                                        ---------             ---------             ---------
Nonoperating costs                                           --                    --                    --
                                                        ---------             ---------             ---------

Loss before income taxes                                 (236,502)              (24,493)             (260,995)
Income tax benefit                                         92,236                 9,552               101,788
                                                        ---------             ---------             ---------
Net loss from  discontinued operations                  $(144,266)              (14,941)             (159,207)
                                                        =========             =========             =========
Loss on sale of discontinued operations, net
     of income tax benefit of $159,748                  $(249,861)                 --                (249,861)
                                                        =========             =========             =========

                     eVISION USA.COM, INC. AND SUBSIDIARIES

NOTE  19.  DISCONTINUED OPERATIONS (Continued)


                                                      Directory
Year Ended September 30, 1997:                        Business               FMG                Total
-----------------------------                         ---------              ---                -----
Revenue                                              $ 4,866,454            364,652           5,231,106
Cost of sales and operating expenses                   4,733,860          1,580,934           6,314,794
                                                     -----------        -----------         -----------
                                                         132,594         (1,216,282)         (1,083,688)
                                                     -----------        -----------         -----------
Nonoperating costs                                       (28,848)           (98,143)           (126,991)
                                                     -----------        -----------         -----------
Earnings (loss) before income taxes                      103,746         (1,314,425)         (1,210,679)
Income tax benefit (expense)                             (35,274)           446,905             411,631
                                                     -----------        -----------         -----------
Net earnings (loss) from  discontinued
     operations                                      $    68,472           (867,520)           (799,048)
                                                     ===========        ===========         ===========
Loss on sale of discontinued operations, net
     of income tax benefit of $409,692               $  (458,181)          (208,341)           (666,522)
                                                     ===========        ===========         ===========

Clearing Activities

On July 23, 1996, the Company sold AFFC's securities brokerage clearing division (Clearing Operation) to MSI, a new broker/dealer, for a purchase price of $3,000,000, including a $1,500,000 contingency in the form of a forgivable loan from AFFC to MSI, plus the net assets of the Clearing Operation. MSI was formed by Oppenheimer Funds, Inc. (OFI) for the purpose of acquiring the Clearing Operation, and OFI was to retain 80% of the outstanding common stock of MSI. The Company received 20% of the outstanding common stock of MSI. As a result of this transaction, AFFC became a fully disclosed clearing correspondent of MSI. The loan of $1,500,000 was recorded as a loan payable to MSI and was forgivable based on MSI's revenues during the 28 months following the closing date.

During the year ended September 30, 1997, the Company and AFFC were notified by OFI that a decision had been reached by OFI that MSI and its business were not consistent with the long-term business plans of OFI. Subsequently, a new clearing firm was selected for the customer business of AFFC, and the customer business previously cleared by MSI was moved to the new clearing firm in October 1997. MSI reached its revenue targets for the first $750,000 of the loan, and as a result of this and MSI's decision to no longer be in the clearing business, the entire $1,500,000 loan was forgiven and was recognized as an extraordinary item during the year ended September 30, 1998.

                     eVISION USA.COM, INC. AND SUBSIDIARIES

NOTE  19.  DISCONTINUED OPERATIONS (Continued)

Subsequent to September 30, 1998, the Company and AFFC entered into an agreement with MSI and OFI pursuant to which MSI would withdraw as a registered broker/dealer with the SEC, resign as a member of the NASD and pay the Company a total of $430,000 to reimburse AFFC expenses associated with MSI discontinuing their clearing operation. As a result of the agreement and closing which occurred on December 16, 1998, OFI owns 100% of the outstanding common stock of MSI. Both the Company and AFFC, and OFI and MSI released each other from any claims as part of the agreement.

NOTE  20.  SEGMENT REPORTING

                                                              Year ended September 30, 1999
                                                              -----------------------------
                                                                   Q6
                                                              Technologies
                                 Discontinued*                     and
                                  Operations       AFFC         Secutron       eBanker       Others      Eliminations     Total
Consolidated                     -------------     ----       ------------     -------       ------      ------------     -----
------------
Revenues from
   unaffiliated customers ......... $   --      20,901,459     9,705,227    1,785,007      1,801,569           --        34,193,262
Intersegment revenues .............     --          --           124,362      135,372        622,689       (882,423)           --
                                    --------  ------------  ------------   ----------   ------------   ------------    ------------
Total revenues ....................     --      20,901,459     9,829,589    1,920,379      2,424,258       (882,423)     34,193,262
                                    ========  ============  ============   ==========   ============   ============    ============
Operating loss ....................     --      (2,521,508)     (504,368)     429,138        482,886           --        (2,113,852)
Other income (expense), net .......     --          (2,046)      (40,992)        --         (671,491)          --          (714,529)
                                    --------  ------------  ------------   ----------   ------------   ------------    ------------
Income (loss) from operations
   before  minority interest and
   income taxes ...................     --      (2,523,554)     (545,360)     429,138       (188,605)          --         2,828,381
                                    ========  ============  ============   ==========   ============   ============    ============
Depreciation and
   amortization ...................     --         386,157        35,523         --            6,136           --           427,816
                                    ========  ============  ============   ==========   ============   ============    ============

Capital expenditures .............. $   --         308,868        18,797         --           57,251           --           384,916
                                    ========  ============  ============   ==========   ============   ============    ============

Identifiable assets as of
   September 30, 1999 ............. $   --       4,764,085     1,268,440   13,383,675      3,323,851           --        22,740,051
                                    ========  ============  ============   ==========   ============   ============    ============








                     eVISION USA.COM, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE  20.  SEGMENT REPORTING (Continued)
                                                              Year ended September 30, 1998
                                                              -----------------------------
                                 Discontinued*
                                  Operations       AFFC         Secutron       eBanker       Others      Eliminations     Total
Consolidated                     -------------     ----       ------------     -------       ------      ------------     -----
------------
Revenues from
   unaffiliated customers ......... $   --      18,886,391     8,454,279       37,923          8,711           --        27,387,304
Intersegment revenues .............     --            --         412,327         --           72,672       (484,999)           --
                                    --------  ------------  ------------   ----------   ------------   ------------    ------------
Total revenues ....................     --      18,886,391     8,866,606       37,923         81,383       (484,999)     27,387,304
                                    ========  ============  ============   ==========   ============   ============    ============
Operating loss ....................               (260,995)   (3,910,741)    (281,785)       (46,255)    (2,459,281)     (6,959,057)
Other income (expense), net .......     --         250,304           170         --         (370,722)          --          (120,248)
                                    --------  ------------  ------------   ----------   ------------   ------------    ------------
Loss from operations before
   minority interest and
   income taxes ................... (260,995)   (3,660,437)     (281,615)     (46,255)    (2,830,003)          --        (7,079,305)
                                    ========  ============  ============   ==========   ============   ============    ============

Loss on sale of discontinued
   operations, net of income
   tax  benefit of $159,748 ....... (249,861)         --            --           --             --             --          (249,861)
                                    ========  ============  ============   ==========   ============   ============    ============
Depreciation and
   amortization ...................   55,409       323,033        29,802         --           36,399           --           444,643
                                    ========  ============  ============   ==========   ============   ============    ============
Capital expenditures .............. $   --         722,887        34,392         --            5,203           --           762,482
                                    ========  ============  ============   ==========   ============   ============    ============
Identifiable assets as of
   September 30, 1998 ............. $   --       5,274,716     1,408,056    7,174,173      6,523,283     (5,009,316)     15,370,912
                                    ========  ============  ============   ==========   ============   ============    ============
                                                              Year ended September 30, 1997
                                                              -----------------------------
                                 Discontinued*
                                  Operations       AFFC         Secutron       eBanker       Others      Eliminations     Total
Consolidated                     -------------     ----       ------------     -------       ------      ------------     -----
------------
Revenues from
   unaffiliated customers .........$5,231,106    18,118,271    6,982,143                         --             --       30,331,520
Intersegment revenues .............    28,253          --        454,000                         --         (482,253)          --
                                    ---------  ------------  ------------   ----------   ------------   ------------   ------------
Total revenues .................... 5,259,359    18,118,271    7,436,143                         --         (482,253)    30,331,520
                                    =========  ============  ============   ==========   ============   ============   ============
Operating profit (loss) ...........(1,083,688)   (2,160,897)     129,215                     (495,496)          --       (3,610,866)
Other income (expense), net .......  (126,991)      123,499         (931)                     (22,885)          --          (27,308)
                                    ---------  ------------  ------------   ----------   ------------   ------------   ------------
Earnings (loss) from operations
   before minority interest
   and income taxes ...............(1,210,679)   (2,037,398)     128,284                     (518,381)          --       (3,638,174)
                                    =========  ============  ============   ==========   ============   ============   ============
Loss on sale of discontinued
   operations, net of income tax
   benefit of $409,692 ............  (666,522)         --           --                            --             --        (666,522)
                                    =========  ============  ============   ==========   ============   ============   ============
Depreciation and amortization .....   752,558       258,227       71,667                        9,051           --        1,091,503
                                    =========  ============  ============   ==========   ============   ============   ============
Capital expenditures ..............$   68,469       390,403       27,073                          --             --         485,945
                                    =========  ============  ============   ==========   ============   ============   ============
Identifiable assets as of
   September 30, 1997 .............$1,983,761     6,839,443    1,868,317                      469,828       (158,267)    11,003,082
                                    =========  ============  ============   ==========   ============   ============   ============

                     eVISION USA.COM, INC. AND SUBSIDIARIES

NOTE  20.  SEGMENT REPORTING (Continued)

Identifiable assets by industry are those assets that are used in the Company's operations in each segment. See Note 19 relating to discontinued operations.

*The information in this column is for both the directory business and FMG.

NOTE  21.  SUBSEQUENT EVENTS

MidRange

Subsequent to September 30, 1999, the Company entered into an agreement to sell the assets of MidRange. MidRange is included in the Secutron business segment, which includes computer hardware, software and related technology investments of eVision.

For the years ended September 30, 1999, 1998 and 1997, MidRange revenue was $8,391,914, $7,117,007 and $4,666,588, respectively. Costs of goods sold and general administrative expenses for the years ended September 30, 1999, 1998 and 1997, were $8,955,205, $7,130,613 and $4,784,780, respectively. The assets sold included $21,164 of furniture and equipment including computer equipment, net of accumulated depreciation of $66,292.

Lockup Agreement

On October 25, 1999, Global Med entered into a Lockup Agreement with eBanker and a Lockup Agreement with eVision. The agreements provide that eBanker and eVision will not, between October 25, 1999 and October 28, 2000, without Global Med's prior written consent, publicly offer, sell, contract to sell, grant any option for the sale of, or otherwise dispose of, directly or indirectly, (i) warrants to purchase 9,000,000 shares of Global Med's common stock at $0.25 per share held by eBanker or the warrants to purchase 1,000,000 shares of Global Med's common stock at $0.25 per share held by eVision and (ii) any shares (the Shares, and, together with the warrants, the Securities) of common stock issuable upon the exercise of the warrants; provided, however, that eBanker or eVision may offer, sell, contract to sell, grant an option for the sale of, or otherwise dispose of all or any part of the Securities or other such security or instrument of Global Med during such period if such transaction is private in nature and the transferee of such Securities or other securities or instruments agrees, prior to such transaction, to be bound by all of the provisions of the lockup agreements. In exchange for entering into the agreements, eBanker and eVision were issued 450,000 shares and 50,000 shares of common stock of Global Med, respectively.

                     eVISION USA.COM, INC. AND SUBSIDIARIES

NOTE  21.  SUBSEQUENT EVENTS (Continued)

In addition, the agreements provide (i) eBanker and eVision will not be restricted from disposing of the Securities in the event that an unaffiliated third party commences a tender offer for the outstanding common stock, and (ii) eBanker and eVision will not be restricted from disposing of 450,000 and 50,000 shares, respectively, of the Securities in the aggregate if the closing sale price for the Global Med common stock on the principal market on which it then trades equals or exceeds $5.00 per share for any ten consecutive trading day period preceding the date of such sale, and (iii) that there will be no restrictions upon the ability of eBanker or eVision to exercise the warrants.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           eVISION USA.COM, INC.

Dated: December 29, 1999                   /s/ Fai H. Chan
                                           -------------------------------------
                                           Fai H. Chan, Chairman and President


Dated:  December 29, 1999                  /s/ Gary L. Cook
                                           -------------------------------------
                                           Gary L. Cook, Secretary, Treasurer,
                                           Chief Financial Officer and Principal
                                           Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates included.


Dated:  December 29, 1999                  /s/ Fai H. Chan
                                           -------------------------------------
                                           Fai H. Chan, Director


Dated:  December 28, 1999                  /s/ Robert H. Trapp
                                           -------------------------------------
                                           Robert H. Trapp, Director


Dated:  December 29, 1999                  /s/ Jeffrey M. Busch
                                           -------------------------------------
                                           Jeffrey M. Busch, Director


Dated:  December 29, 1999                  /s/ Kwok Jen Fong
                                           -------------------------------------
                                           Kwok Jen Fong, Director


Dated:  December 29, 1999                  /s/ Robert Jeffers, Jr.
                                           -------------------------------------
                                           Robert Jeffers, Jr., Director


Dated:  December 27, 1999                  /s/ Tony T. W. Chan
                                           -------------------------------------
                                           Tony T. W. Chan, Director

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    EXHIBITS

                                       TO

                                    FORM 10-K

                              eVISION USA.COM, INC.

                                  EXHIBIT INDEX


Exhibit No.         Description and Method of Filing
----------          --------------------------------

Exhibit 2.1 Asset Purchase Agreement dated March 1, 1998, by and between eVision and Fronteer Marketing Group, Inc. and North Country Yellow Pages, Inc. and Dennis W. Olson (incorporated by reference to Exhibit 2.1 to eVision's Current Report on Form 8-K dated June 22, 1998).

Exhibit 3.1         Articles  of  Incorporation  of  eVision   (incorporated  by
                    reference to Exhibit 3.0 to eVision's Annual Report on Form 10-K for the year ended September 30, 1995).

Exhibit 3.1(i) Articles of Amendment to eVision's Articles of Incorporation dated April 28, 1995 (incorporated by reference to Exhibit 3.0(i) to eVision's Current Report on Form 8-K dated May 9,
                    1995).

Exhibit 3.1(ii) Articles of Amendment to eVision's Articles of Incorporation dated June 27, 1996 (incorporated by reference to Exhibit 3.0(ii) to eVision's Annual Report on Form 10-K for the year ended September 30, 1996).

Exhibit 3.1(iii) Articles of Amendment to eVision's Articles of Incorporation dated October 15, 1998

Exhibit 3.1(iv) Articles of Amendment to eVision's Articles of Incorporation dated November 17, 1998

Exhibit 3.1(v) Articles of Amendment to eVision's Articles of Incorporation dated April 19, 1999 (incorporated by reference to Exhibit
                    3.1 to eVision's Quarterly Report on Form 10-Q/A for the Quarter ended March 31, 1999).

Exhibit 3.1(vi) Articles of Amendment to eVision's Articles of Incorporation dated May 5, 1999

Exhibit 3.1(vii) Articles of Amendment to eVision's Articles of Incorporation dated September 25, 1999

Exhibit 3.2 Restated Bylaws of eVision adopted February 14, 1996 (incorporated by reference to Exhibit 3.2 to eVision's Annual Report on Form 10-K for the year ended September 30,
                    1996).

Exhibit 10.1 Amended and Restated 1988 Incentive and Nonstatutory Stock Option Plan as amended September 10, 1996 (incorporated by reference to Exhibit 10.1 to eVision's Annual Report on Form 10-K for the year ended September 30, 1996).

Exhibit 10.2        Employee Stock Ownership Plan  (incorporated by reference to
                    Exhibit 10.2 to eVision's Annual Report on Form 10-K for the year ended September 30, 1996).

Exhibit 10.3        401(k)  Plan  and  Amendment  I  thereto   (incorporated  by
                    reference to Exhibit 10.3 to eVision's Annual Report on Form 10-K for the year ended September 30, 1996).

Exhibit 10.4 Amended and Restated 1996 Incentive and Nonstatutory Stock Option Plan, as amended September 10, 1996 (incorporated by reference to Exhibit 10.6 to eVision's Annual Report on Form 10-K for the year ended September 30, 1996).

Exhibit No.         Description and Method of Filing
----------          --------------------------------

Exhibit 10.5 September 1996 Incentive and Nonstatutory Stock Option Plan (incorporated by reference to Exhibit 10.7 to eVision's Annual Report on Form 10-K for the year ended September 30,
                    1996).

Exhibit 10.6 $4,000,000 10% Convertible Debenture Purchase Agreement by and between eVision and Heng Fung Finance Company Limited dated December 17, 1997 (incorporated by reference to Exhibit 10.7 to eVision's Annual Report on Form 10-K for the year ended September 30, 1996).

Exhibit 10.7        Amendment  No. 1 to  $4,000,000  10%  Convertible  Debenture
                    Purchase  Agreement  by and  between  eVision  and Heng Fung
                    Finance Company Limited dated September 23, 1998 (incorporated by reference to Exhibit 10.1 to eVision's Current Report on Form 8-K dated September 11, 1998).

Exhibit 10.8 Amendment to the $4,000,000 10% Convertible Debenture Purchase Agreement dated December 17, 1997 (incorporated by reference to Exhibit 10.0 to eVision's Form 10-Q/A for the quarter ended March 31, 1998).

Exhibit 10.9 Loan and Warrant Purchase Agreement by and between Heng Fung Finance Company Limited, Fronteer Development Finance Inc. and Global Med Technologies, Inc. dated October 7, 1998 (incorporated by reference to Exhibit 10.10 to eVision's Annual Report on Form 10-K for the year ended September 30,
                    1998).

Exhibit 10.10 Assignment, Assumption and Consent Agreement by and between Global Med Technologies, Inc., Dr. Michael F. Ruxin, M.D., Fronteer Capital Inc. and Fronteer Development Finance Inc. dated September 11, 1998 (incorporated by reference to Exhibit 10.11 to eVision's Annual Report on Form 10-K for the year ended September 30, 1998).

Exhibit 10.11 First Amendment to Fronteer Financial Holdings, Ltd. September 1996 Incentive and Nonstatutory Stock Option Plan dated February 19, 1997 (incorporated by reference to Exhibit 10.12 to eVision's Annual Report on Form 10-K for the year ended September 30, 1998).

Exhibit 10.12 Amendment No. 1 to $500,000 12% Convertible Debenture dated March 23, 1999 (incorporated by reference to Exhibit 10.1 to eVision's Quarterly Report on Form 10-Q for the Quarter ended March 31, 1999).

Exhibit 10.13 Guaranty Agreement between eVision and Heng Fung Holdings Company Limited dated May 5, 1999 (incorporated by reference to Exhibit 10.2 to eVision's Quarterly Report on Form 10-Q for the Quarter ended March 31, 1999).

Exhibit 10.14 Second Amendment to the 1996 Incentive and Nonstatutory Stock Option Plan of eVision dated November 25, 1998
                    (incorporated by reference to Exhibit 10.3 to eVision's Quarterly Report on Form 10-Q for the Quarter ended March 31, 1999).

Exhibit 10.15 First Amendment to Loan Agreement among Global Med Technologies, Inc., Michael I. Ruxin, M.D., eBanker USA.Com, Inc. and Heng Fung Finance Company Limited dated March 8, 1999 (incorporated by reference to Exhibit 10.4 to eVision's Quarterly Report on Form 10-Q for the Quarter ended March 31, 1999).

Exhibit No.         Description and Method of Filing
----------          --------------------------------

Exhibit 10.16 Stock Purchase Agreement by and between eVision and Ladsleigh Investments Limited, BVI, made as of July 30, 1999 (incorporated by reference to Exhibit 2.1 to eVision's Current Report on Form 8-K dated August 5, 1999).

Exhibit 10.17 Pledge and Escrow Agreement by and between eVision and Ladsleigh Investments, BVI, made as of July 30, 1999 (incorporated by reference to Exhibit 2.2 to eVision's Current Report on Form 8-K dated August 5, 1999).

Exhibit 10.18 Promissory Note made by Ladsleigh Investments Limited, BVI to eVision dated July 30, 1999 (incorporated by reference to Exhibit 2.3 to eVision's Current Report on Form 8-K dated August 5, 1999).

Exhibit 10.19 Exchange and Sale of Stock Agreement between eVision and Q6 Technologies, Inc. dated June 18, 1999 (incorporated by reference to Exhibit 10.4 to eVision's Quarterly Report on Form 10-Q for the Quarter ended June 30, 1999).

Exhibit 10.20 Management Agreement dated August 18, 1998 between Fronteer Development Finance Inc. and Fronteer Financial Holdings, Ltd.


Exhibit 16 Letter from KPMG LLP dated September 3, 1999 (incorporated by reference to Exhibit 16 to eVision's Current Report on Form 8-K dated September 3, 1999).

Exhibit 21          Subsidiaries of eVision.

Exhibit 23.1        Consent of Deloitte & Touche LLP

Exhibit 23.2        Consent of KPMG LLP

Exhibit 27          Financial Data Schedule