Form 10-Q
period 1999-12-31
EVISION USA COM INC
filed 2000-02-22
CIK 844780

FORM 10-Q
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1999

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

The registrant had 22,338,207 shares of its $.01 par value common stock outstanding as of February 15, 2000.

                     eVISION USA.COM, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1999
                                TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements                                           Page No.

         a.  Unaudited Consolidated Balance Sheets as of December 31, 1999
               and September 30, 1999......................................... 3

         b.  Unaudited Consolidated Statements of Operations for the three months ended December 31, 1999 and 1998....................... 5

         c.  Unaudited Consolidated Statements of Comprehensive Income (Loss)
               for the three months ended December 31, 1999 and 1998.......... 6

         d.  Unaudited Consolidated Statement of Stockholders' Equity (Deficit)
               for the three months ended December 31, 1999................... 7

         e.  Unaudited Consolidated Statements of Cash Flows for the three months ended December 31, 1999 and 1998........................ 8

         f.  Notes to Unaudited Consolidated Financial Statements............ 10

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         of Operations....................................................... 19

Item 3.  Quantitative and Qualitative Disclosures about Market Risks......... 21

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings................................................... 21

Item 2.  Change in Securities................................................ 22

Item 5.  Other Information................................................... 22

Item 6.  Exhibits and Reports on Form 8-K

         a.  Exhibits........................................................ 23

         b.  Reports on Form 8-K............................................. 23

Signatures................................................................... 24

                         PART I - FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS

                          eVISION USA.COM, INC. AND SUBSIDIARIES

                           UNAUDITED CONSOLIDATED BALANCE SHEETS


                                                                                       December 31,         September 30,
ASSETS                                                                                     1999                  1999
                                                                                       ------------         ------------
CURRENT ASSETS:
   Cash and cash equivalents ...................................................      $10,071,981             7,593,772
   Certificate of deposit, restricted (Note 6) .................................          575,000               575,000
   Receivables from brokers or dealers and clearing
      organizations ............................................................        1,180,506                  --
   Trade receivables ...........................................................          633,742             1,009,918
   Other receivables ...........................................................          505,211               542,209
   Securities owned, at market value ...........................................        1,164,669             1,495,701
   Notes receivable ............................................................        3,575,000             3,150,000
   Notes receivable, related party (Note 6) ....................................        4,400,000             3,400,000
   Investments in debt securities, available-for-sale, at market
      value (Note 5) ...........................................................        2,171,571             1,991,258
   Other assets ................................................................          620,975               271,026
                                                                                      -----------           -----------

      Total current assets .....................................................       24,898,655            20,028,884

PROPERTY, FURNITURE AND EQUIPMENT, net .........................................        1,159,605             1,233,360

FINANCING COSTS, net of accumulated amortization
   of $141,232 and $108,062 ....................................................          884,642               917,812

OTHER LONG-TERM ASSETS .........................................................          949,035               559,995
                                                                                      -----------           -----------

      Total assets .............................................................      $27,891,937            22,740,051
                                                                                      ===========           ===========













See accompanying notes to unaudited consolidated financial statements.






                          eVISION USA.COM, INC. AND SUBSIDIARIES

                     UNAUDITED CONSOLIDATED BALANCE SHEETS (CONTINUED)


                                                                                          December 31,        September 30,
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                                                1999                1999
                                                                                          ------------        ------------
CURRENT LIABILITIES:
   Accounts payable and accrued expenses ........................................       $  4,320,801             3,417,849
   Payable to clearing organization .............................................               --                 128,040
   Current portion of capital lease obligations .................................             56,090                70,812
   Accrued interest payable to related party (Note 6) ...........................            212,111               212,111
   Current portion of convertible debentures to related party (Note 6) ..........            500,000               500,000
   Other current liabilities ....................................................            232,423               273,029
                                                                                        ------------          ------------

      Total current liabilities .................................................          5,321,425             4,601,841

CAPITAL LEASE OBLIGATIONS, net of current portion ...............................             93,464                89,351
CONVERTIBLE DEBENTURES ..........................................................          6,767,546             6,747,383
CONVERTIBLE DEBENTURES TO RELATED PARTY (Note 6) ................................          7,500,000             7,500,000
DEFERRED RENT CONCESSIONS .......................................................          1,512,200             1,540,715
                                                                                        ------------          ------------

      Total liabilities .........................................................         21,194,635            20,479,290
                                                                                        ------------          ------------
MINORITY INTEREST IN SUBSIDIARIES ...............................................          6,153,007             6,191,241
                                                                                        ------------          ------------

COMMITMENTS AND CONTINGENCIES  (Note 6)

STOCKHOLDERS' EQUITY (DEFICIT) (Notes 3 and 4):
   PREFERRED STOCK, 25,000,000 shares authorized, $0.10 par value;
        Convertible Series B-1, 508,000 shares issued and outstanding ...........             50,800                  --
        Convertible Series B, 110,500 shares issued and outstanding .............               --                  11,050
   COMMON STOCK, 100,000,000 shares authorized, $0.01 par value;
        21,389,411 and 19,838,299 shares issued and outstanding .................            213,894               198,383
   Subscriptions for Convertible Series B-1 Preferred Stock .....................            951,428                  --
   Additional paid-in capital ...................................................         17,197,556            13,106,401
   Accumulated deficit ..........................................................        (18,227,310)          (17,144,251)
   Accumulated other comprehensive income .......................................            357,927               247,937
   Unearned ESOP shares .........................................................               --                (350,000)
                                                                                        ------------          ------------

         Total stockholders' equity (deficit) ...................................            544,295            (3,930,480)
                                                                                        ------------          ------------

         Total liabilities and stockholders' equity (deficit) ...................       $ 27,891,937            22,740,051
                                                                                        ============          ============





See accompanying notes to unaudited consolidated financial statements.


                               eVISION USA.COM, INC. AND SUBSIDIARIES

                           UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                     Three months ended December 31,
                                                                                     1999                       1998
                                                                                     ----                       ----
REVENUE:
   Brokerage commissions ..................................................    $  4,254,345                 3,975,367
   Investment banking .....................................................         105,655                   129,119
   Trading profits, net ...................................................         449,142                   461,399
   Other broker/dealer ....................................................         444,536                   555,615
   Computer hardware and software operations ..............................       1,449,772                 2,959,556
   Interest income on investments in debt securities ......................         343,088                   261,260
   Unrealized gain on securities ..........................................           2,274                   233,936
   Other ..................................................................            --                       5,257
                                                                               ------------              ------------
                                                                                  7,048,812                 8,581,509
                                                                               ------------              ------------
COST OF SALES AND OPERATING EXPENSES:
   Broker/dealer commissions ..............................................       2,455,258                 2,380,054
   Computer cost of sales .................................................         875,592                 2,729,982
   Interest expense on convertible debentures .............................         242,907                   288,925
   General and administrative .............................................       4,025,547                 3,555,476
   Stock based compensation ...............................................         377,108                      --
   Depreciation and amortization ..........................................         114,867                   106,350
                                                                               ------------              ------------
                                                                                  8,091,279                 9,060,787
                                                                               ------------              ------------

Operating loss ............................................................      (1,042,467)                 (479,278)
                                                                               ------------              ------------

OTHER INCOME (EXPENSE):
   Interest income ........................................................         235,614                    19,372
   Interest expense .......................................................          (4,828)                   (6,999)
   Interest expense to related party ......................................        (212,111)                 (198,112)
   Other ..................................................................          (6,270)                     --
                                                                               ------------              ------------
                                                                                     12,405                  (185,739)
                                                                               ------------              ------------

Loss before minority interest and income taxes ............................      (1,030,062)                 (665,017)
Minority interest in (earnings) loss ......................................          21,004                   (12,778)
                                                                               ------------              ------------

Loss from continuing operations before income taxes .......................      (1,009,058)                 (677,795)
Income tax expense (benefit) ..............................................         (23,935)                   21,400
                                                                               ------------              ------------

NET LOSS ..................................................................        (985,123)                 (699,195)

Preferred stock dividends .................................................         (97,936)                     --
                                                                               ------------              ------------

NET LOSS APPLICABLE TO COMMON SHAREHOLDERS ................................    $ (1,083,059)                 (699,195)
                                                                               ============              ============

Weighted average number of common shares outstanding ......................      20,472,390                17,639,131
                                                                               ============              ============
Basic and diluted loss per common share ...................................    $      (0.05)                    (0.04)
                                                                               ============              ============


See accompanying notes to unaudited consolidated financial statements.



                               eVISION USA.COM, INC. AND SUBSIDIARIES

                  UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)


                                                                     Three months ended
                                                                         December 31,
                                                                     1999         1998
                                                                     ----         ----
NET LOSS ......................................................   $(985,123)    (699,195)

Other comprehensive income:

   Unrealized gain on available-for-sale securities,
      net of tax of $70,322 (Note 5) .........................     109,990         --
                                                                 ---------    ---------

COMPREHENSIVE INCOME (LOSS) ..................................   $(875,133)    (699,195)
                                                                 =========    =========






























See accompanying notes to unaudited consolidated financial statements.


                                          eVISION USA.COM, INC. AND SUBSIDIARIES

                            UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                     Convertible     Convertible
                                                       Series B      Series B-1                    Additional
                                                      Preferred       Preferred       Common         Paid-in
                                                        Stock           Stock          Stock         Capital
                                                     -----------     -----------      ------       ----------

Balances at September 30, 1999 .................   $    11,050          --           198,383       13,106,401

Exchange of Convertible Series
  B Preferred Stock for Convertible
  Series B-1 Preferred Stock (Note 3) ..........       (11,050)       11,050            --              --

Issuance of Convertible Series B-1
  Preferred stock, net of issuance
  costs of $521,635 (Note 3) ...................          --          39,750            --          3,413,615

Subscriptions received for Convertible
  Series B-1 Preferred Stock (Note 3) ..........          --            --              --               --

Issuance of common stock for
  payment of interest (Note 6) .................          --            --             4,286          207,825

Issuance of common stock on
  exercise of options (Note 4) .................          --            --            11,225          469,715

Payment of ESOP note (Note 4) ..................          --            --              --               --

Preferred stock dividends (Note 3) .............          --            --              --               --

Other comprehensive income:
  Unrealized gain on
  available-for-sale securities (Note 5) .......          --            --              --               --

Net loss .......................................          --            --              --               --
                                                    -----------   -----------      -----------     ----------

Balances at December 31, 1999 ..................   $      --          50,800         213,894       17,197,556
                                                    ===========   ===========      ===========     ==========












                                      7(a)


                                                                                       Accumulated
                                                                                          other
                                                        Subscriptions  Accumulated    comprehensive    Unearned
                                                          Received       Deficit         Income       ESOP stock      Total
                                                        -------------  -----------    -------------   ----------      -----
Balances at September 30, 1999 .................              --      (17,144,251)       247,937      (350,000)    (3,930,480)

Exchange of Convertible Series
  B Preferred Stock for Convertible
  Series B-1 Preferred Stock (Note 3) ..........              --             --             --            --             --

Issuance of Convertible Series B-1
  Preferred stock, net of issuance
  costs of $521,635 (Note 3) ...................              --             --             --            --        3,453,365

Subscriptions received for Convertible
  Series B-1 Preferred Stock (Note 3) ..........           951,428           --             --            --          951,428

Issuance of common stock for
  payment of interest (Note 6) .................              --             --             --            --          212,111

Issuance of common stock on
  exercise of options (Note 4) .................              --             --             --            --          480,940

Payment of ESOP note (Note 4) ..................              --             --             --         350,000        350,000

Preferred stock dividends (Note 3) .............              --          (97,936)          --            --          (97,936)

Other comprehensive income:
  Unrealized gain on
  available-for-sale securities (Note 5) .......              --             --          109,990          --          109,990

Net loss .......................................              --         (985,123)          --            --         (985,123)
                                                        -----------    -----------    -----------   -----------    -----------

Balances at December 31, 1999 ..................           951,428    (18,227,310)       357,927          --          544,295
                                                        ===========    ===========    ===========   ===========    ===========



See accompanying notes to unaudited consolidated financial statements.



                                      7(b)


                               eVISION USA.COM, INC. AND SUBSIDIARIES

                           UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                  Three months ended December 31,
                                                                         1999           1998
                                                                         ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES:

NET LOSS ........................................................   $  (985,123)      (699,195)

Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization ...................................       114,867        106,350
Amortization of deferred financing costs ........................        33,170           --
Amortization of deferred rent ...................................       (28,515)       (28,505)
Accretion of investments in debt securities .....................          --         (101,934)
Accretion of original issue discount on convertible debentures ..        20,163         18,256
Unrealized gain on securities ...................................         2,274       (233,936)
Minority interest in earnings (loss) ............................       (21,004)        12,778
Payment of interest in exchange for common stock ................       212,111           --
Cashless exercise of stock options ..............................       377,108           --
Other noncurrent assets .........................................      (389,040)          --

Changes in operating assets and liabilities:
Increase in receivables from brokers or dealers and
clearing organizations ..........................................    (1,308,546)      (491,939)
Decrease (increase) in trade receivables ........................       376,176     (1,026,174)
Decrease in other receivables ...................................        36,998        192,979
Decrease in securities owned, net of securities sold but not
purchased .......................................................       328,758         94,694
Increase in other assets ........................................      (349,949)       (93,172)
Increase in accounts payable and accrued expenses ...............       734,693      2,267,918
Decrease in other current liabilities ...........................       (57,836)       (86,466)
                                                                    -----------    -----------

Net cash used in operating activities ...........................      (903,695)       (68,346)
                                                                    -----------    -----------

(Continued)











See accompanying notes to unaudited consolidated financial statements.





                               eVISION USA.COM, INC. AND SUBSIDIARIES

                     UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED


                                                                     Three months ended December 31,
                                                                            1999           1998
                                                                            ----           ----
CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of property, furniture and equipment ...................   $    (41,112)        (61,580)
Increase in investments in debt securities ......................           --        (3,945,278)
Increase in loan advances on short term notes receivable ........       (425,000)     (2,200,000)
Increase in loan advances on short term notes receivable,
related party ...................................................     (1,000,000)           --
Other investing activities ......................................           --           (87,578)
                                                                    ------------    ------------
Net cash used in investing activities ...........................     (1,466,112)     (6,294,436)
                                                                    ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from issuance of preferred stock, net of offering costs       3,453,365            --
Proceeds from exercises of stock options ........................        103,832            --
Proceeds from ESOP note payment .................................        350,000            --
Principal payments on capital leases ............................        (10,609)        (18,266)
Subscriptions for Convertible Series B-1 Preferred Stock ........        951,428            --
Proceeds from issuance of convertible debentures, net ...........           --           531,334
Proceeds from issuance of convertible debentures to related party           --         1,000,000
                                                                    ------------    ------------
Net cash provided by financing activities .......................      4,848,016       1,513,068
                                                                    ------------    ------------

NET INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS .....................................................      2,478,209      (4,849,714)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ..................      7,593,772       9,112,652
                                                                    ------------    ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD ........................   $ 10,071,981       4,262,938
                                                                    ============    ============

SUPPLEMENTAL DISCLOSURES:

Cash payments for interest ......................................   $      4,828           6,999
                                                                    ============    ============

Cash payments for income taxes: .................................   $     25,000           --
                                                                    ============    ============

OTHER INVESTING AND FINANCING ACTIVITIES:

Cashless exercise of stock options (Note 4) .....................  $     377,108           --
                                                                   =============    ===========
Common stock issued for interest (Note 6) ......................   $     212,111        157,111
                                                                   =============    ===========

Common stock issued for guaranty ...............................   $      --             62,500
                                                                   =============    ===========


See accompanying notes to unaudited consolidated financial statements.

                     eVISION USA.COM, INC. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited consolidated financial statements of eVision USA.Com, Inc. and subsidiaries (eVision or the Company) have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and disclosures necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. In the opinion of management, these financial statements reflect all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the results of operations and financial position for the interim periods presented.

The consolidated  subsidiaries  include all of the identified  majority owned or
controlled  companies  set  forth  in  Note  2.  All  significant   intercompany
transactions have been eliminated.

The preparation of interim financial statements required management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

These interim financial statements should be read in conjunction with the Annual Report on Form 10-K for the year ended September 30, 1999. Operating results for the three months ended December 31, 1999, are not necessarily indicative of the results that may be expected for the year ending September 30, 2000. Certain reclassifications have been made to prior period's consolidated financial statements to conform to current period presentation.


NOTE 2 - ORGANIZATION

eVision is a holding company that was incorporated under the laws of the state of Colorado on September 14, 1988. eVision's consolidated subsidiaries include companies that operate as a fully disclosed securities broker/dealer; intend to provide transaction processing, networking and internet based services; design, develop, install, market and support software systems for the securities brokerage industry; and provide leveraged financing, including financing over the Internet.

American Fronteer Financial Corporation

American Fronteer Financial Corporation (American Fronteer or AFFC) is registered as a broker/dealer with the Securities and Exchange Commission (Commission), is a member of the NASD and the Boston Stock Exchange, is an associate member of the American Stock Exchange, and is registered as a securities broker/dealer in all 50 states. American Fronteer's business consists of providing retail securities brokerage and investment services, trading fixed income and equity securities, providing investment banking services to corporate and municipal clients, managing and participating in underwriting corporate and municipal securities, and selling a range of professionally managed mutual funds and insurance products.

                     eVISION USA.COM, INC. AND SUBSIDIARIES
eBanker USA.com, Inc.

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

eBanker was created with the purpose of providing a wide range of on-line financial lending products and services. eBanker intends to identify, target and serve high-margin, global financial market segments, through its interactive and multimedia website. eBanker's website first became operational in September
1999. The website is still in its initial phase of development and will continually be expanded. eBanker has been designed as a non-deposit taking, broad financial services entity, so that it is not subject to the regulations facing traditional financial institutions. eBanker's activities have primarily consisted of raising approximately $13,000,000 from outside sources in private placements of securities, and making loans to affiliated and unaffiliated entities.

In January 2000, eBanker launched its new financial services web portal www.ebankerusa.com. The eBanker web portal is designed to provide individuals and corporations with convenient, online access to capital in the form of customized financial products and services.

In March 1999, eBanker commenced a private placement (March 1999 Private Placement) of 3,000,000 units (March 1999 Private Placement Units) each consisting of one share of common stock and one detachable warrant to purchase one share of common stock. Each March 1999 Private Placement Unit was sold for $6.00. The detachable warrants are exercisable to purchase one share of common stock at an exercise price of $8.00 per share from the earlier of 120 days after an initial public offering of eBanker's securities or one year after the date of the March 1999 Private Placement until August 31, 2000. The offering terminated in July 1999 and 895,779 March 1999 Private Placement Units were sold for proceeds of $4,659,627, net of issuance costs of $715,047.

Q6 Technologies, Inc.

Q6 Technologies, Inc. (Q6 Technologies), is a Colorado corporation formed in March 1999 by Q6 Group, LLC, a Pennsylvania limited liability company, and eVision. Q6 Technologies is currently a development stage company with no operations. On June 18, 1999, Q6 Technologies acquired from eVision 72.8% of the outstanding common stock of Secutron Corp., a Colorado corporation that designs, develops, installs, markets and supports software systems for the securities brokerage industry (Secutron). Q6 Technologies' interests in Secutron were acquired in the early formation and capitalization of Q6 Technologies with eVision. Q6 Technologies subsequently increased its ownership of Secutron to approximately 78% in September 1999 and 97% in December 1999 primarily in connection with the settlement of a lawsuit by eVision and Secutron. Q6 Technologies determined that the businesses of Secutron and its wholly owned subsidiary, MidRange Solutions Corp. (MidRange) were not an appropriate part of Q6 Technologies' long-term business strategy. Effective December 17, 1999, Q6 Technologies transferred its ownership interests in Secutron and MidRange, back to eVision in return for the cancellation of 5,000,000 shares of Class B Common Stock of Q6 Technologies previously held by eVision and certain contractual concessions. eVision continues to hold 944,444 shares of Class A Common Stock and 555,556 shares of Class B Common Stock of Q6 Technologies. As a result of this transaction, Q6 will be accounted for using the equity method of accounting for investments in common stock beginning on December 17, 1999.

                     eVISION USA.COM, INC. AND SUBSIDIARIES

On December 29, 1999, Q6 Technologies commenced a private placement of 4,000,000 shares of its Class B Common Stock at $3.00 per share. AFFC is acting as placement agent and will receive a commission of 10% and a nonaccountable expense reimbursement of 3% of the gross proceeds. In addition, AFFC may receive up to 1,500,000 shares of the Class B Common Stock for nominal consideration if certain placement targets are met. The offering will continue until all 4,000,000 shares are sold or until March 31, 2000, unless extended by mutual agreement between AFFC and Q6 Technologies.

NOTE 3 - CONVERTIBLE SERIES B-1 PREFERRED STOCK

On October 16, 1998, eVision commenced a private placement of 1,500,000 shares of its Series B Preferred Stock at a price of $10.00 per share. Before the offering was terminated, 25,500 shares were sold. On May 12, 1999, eVision commenced a second private placement of 1,500,000 shares of its Convertible Series B Preferred Stock at $10.00 per share. The 25,500 shares of Series B Preferred Stock sold in eVision's first offering were exchanged for Convertible Series B Preferred Stock. Including the shares exchanged from the first offering, 110,500 shares of Convertible Series B Preferred Stock were sold in the second offering before it was terminated. eVision received $860,147 net of offering costs of $244,853 for the 110,500 shares. The Convertible Series B Preferred Stock was offered by American Fronteer, which was issued warrants, which would allow the holder to purchase shares of eVision's Convertible Series B Preferred Stock at a purchase price of $12.00 per share for five years. American Fronteer also received a commission of 10% and a nonaccountable expense allowance of 3% of the total amount sold in the offering.

On September 27, 1999, eVision commenced a private offering of 1,500,000 shares of its Convertible Series B-1 Preferred Stock at a price of $10.00 per share and 110,500 shares were being offered in exchange for the Convertible Series B Preferred Stock outstanding on a one-for-one basis. Through December 31, 1999, 508,000 shares of Convertible Series B-1 Preferred Stock were sold for proceeds of $4,313,512, net of offering costs of $766,488. At December 31, 1999, eVision had received subscriptions to shares of Convertible Series B Preferred stock in the amount of $951,428 for which approvals of the investors had not yet been obtained. All of these investors were approved in January 2000 and the shares of Convertible Series B-1 Preferred Stock were then issued. The Convertible Series B-1 Preferred Stock was offered by American Fronteer, which was issued 150,000 warrants that allow the holder to purchase shares of eVision's Convertible Series B-1 Preferred Stock at a purchase price of $12.00 per share for five years. American Fronteer also received a commission of 10% and a nonaccountable expense allowance of 3% of the total amount sold in the offering. After the payment of all offering costs, the Company will receive approximately $12,975,000, net of offering costs of $2,025,000.

                     eVISION USA.COM, INC. AND SUBSIDIARIES

The Convertible Series B-1 Preferred Stock has a cumulative annual dividend rate payable semi-annually of 8% in cash and 7% in additional shares of the Convertible Series B-1 Preferred Stock. Online Credit International Ltd. (Online International) has guaranteed the payment of any cash dividends that accrue on the Convertible Series B-1 Preferred Stock through October 31, 2002. The semi-annual dividend payable on shares of Convertible Series B-1 Preferred Stock will be equivalent to three and one-half on hundredths of a share of Convertible Series B-1 Preferred Stock for each outstanding share of Convertible Series B-1 Preferred Stock. Any Convertible Series B-1 Preferred Stock issued as a dividend on the Convertible Series B-1 Preferred Stock will have the same dividend and the same terms as the Convertible Series B-1 Preferred Stock. The dividend on the Convertible Series B-1 Preferred Stock is payable semi-annually beginning October 31, 1999, and continuing each April 30 and October 31 thereafter, when and if declared by the Board of Directors. Each share of Convertible Series B-1 Preferred Stock is immediately convertible by the holder into 10 shares of eVision's common stock which is equivalent to a price of $1.00 per share of common stock. In addition, each share of Convertible Series B-1 Preferred Stock is automatically convertible into 10 shares of common stock at $1.00 per share at such time as the closing bid price of the common stock is at least $4.00 per share for 30 consecutive trading days. The Convertible Series B-1 Preferred Stock is redeemable by eVision on or after October 1, 2003, at a price of $12.50 per share plus any accrued and unpaid dividends. Accrued dividends, for both the stock and the cash portions, for quarter ended December 31, 1999 were $97,936.

NOTE 4 - STOCKHOLDERS' EQUITY

As of September 30, 1999, the Employee Stock Ownership Plan of eVision had a note payable to eVision that was secured by shares of eVision common stock. During the quarter ended December 31, 1999, the loan amount of $350,000 plus accrued interest of $212,007, was paid in full.

During the quarter ended December 31, 1999, the Company issued a total of 1,122,529 shares of common stock on the exercise of stock options by employees. Cash proceeds for the exercise were $103,832. Included in the total are 603,373 shares of common stock were issued in a cashless exercise of options to purchase 840,000 shares of common stock and resulted in stock-based compensation expense of $377,108.

During the quarter ended December 31, 1999, the Company granted options to employees to purchase 1,311,000 shares of the Company's common stock at prices ranging from $0.50 to $0.75 per share. The options vest over two to four years and are exercisable for a period of ten years.

On January 16, 2000, options were granted to certain officers and directors to purchase 750,000 shares of eVision common stock at an exercise price equal to the market price of the shares on the grant date of $2.875 per share. The options vest immediately and are exercisable for a period of ten years. On the same date, the Board of Directors and these officers agreed to cancel previously issued options for the purchase of 250,000 shares of common stock of eVision at $0.20 per share, which were exercisable only if eVision maintains basic earnings of $0.10 per share beginning with the year ended September 30, 1999.

On January 16, 2000, a similar earnings requirement provision of certain options of certain directors was removed. The grants, previously made to two directors for a total of 250,000 shares, had a provision that earnings per share had to be $0.10 before any options would vest. The exercise price was not amended and this resulted in compensation expense of approximately $600,000, which was recorded in January 2000.

                     eVISION USA.COM, INC. AND SUBSIDIARIES

NOTE 5 - INVESTMENTS IN DEBT SECURITIES

As of December 31,1999, investments in debt securities of Asian corporations traded on the Hong Kong Stock Exchange are as follows:

                              Amortized        Fair     Redemption     Interest      Maturity
Corporation                      Cost         Value        Value          Rate          Date
--------------------------   -----------      -----     ----------     --------      --------

Paul Y-ITC ...............   $  707,798      884,700    1,000,000        5.00%       02/03/01
China Resources ..........    1,135,139    1,286,871    1,720,667        2.00%       04/30/04
                              ---------    ---------    ---------
                             $1,842,937    2,171,571    2,720,667
                             ==========    =========    =========

The amortized cost value differs from the original cost by the amount of purchase discount and redemption premium accreted to interest income since the date of purchase. The debt securities carry a premium redemption value over the face amount of each security. If the security is held to maturity, the Company will receive a guaranteed premium, above the face value. The purchase discount and the premium for holding each security to maturity were being accreted to interest income over the remaining life of the security using the effective interest rate method. As of December 31,1999, the securities are classified as available-for-sale and are carried at fair value. Unrealized gains for the quarter ended December 31, 1999 were $109,990, net of income tax expense of $70,322.

Subsequent to December 31, 1999, the investments were sold for proceeds of $2,267,640.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

Skyhub Asia Company Limited

On January 24, 2000, eVision entered into an agreement whereby eVision agreed to issue 1,185,209 shares of eVision's common stock in exchange for 60% of the outstanding common shares of Gemtron International Global Ltd., which was renamed Skyhub Far East, Inc. (Skyhub). eVision is only required to issue the 1,185,209 shares if eVision's shareholders approve an amendment to eVision's Articles of Incorporation that increases the number of shares of common stock eVision is authorized to issue. In the event the amendment is not adopted, eVision has agreed to provide Skyhub with approximately $3,000,000 in financing for the 60% interest. eBanker has loaned Skyhub $1,500,000 which bears interest at 12% per annum as part of the $3,000,000 financing commitment of eVision, to be paid back when additional funding is available or through the issuance and sale of the Company's common stock. eVision has agreed that the value of the 1,185,209 shares of eVision common stock will be no less that $3 million when sold in an orderly manner in the open market. Any shortfall will be made up by eVision in cash. Skyhub was incorporated in the British Virgin Islands on December 28, 1998 and its only operations during 1999 consisted of contracts for services, which grossed approximately $200,000 in revenues.

                     eVISION USA.COM, INC. AND SUBSIDIARIES

Global Med Technologies, Inc.

In May 1999, eBanker extended Global Med Technologies, Inc. (Global Med) a $750,000 bridge loan commitment of which $750,000 was drawn as of September 30, 1999. Outstanding principal amounts under the loan were due December 31, 1999 and accrue interest at an interest rate of 12% per annum. The due date of the bridge loan was extended until September 30, 2000 for a fee of 2%, or $15,000, payable in 13,275 shares of common stock of Global Med. In addition, the loan can be converted into shares of common stock of Global Med at any time prior to the due date at $0.50 per share.

Online Credit Ltd. (Online Credit) had previously extended a bridge loan commitment to Global Med. On October 4, 1999, the $2,000,000 bridge loan between Global Med and Online Credit was replaced with a line of credit with similar terms with eBanker. Outstanding principal amounts under the loan are due April 12, 2000 and accrue at an interest rate of 12%. The eBanker line of credit is convertible into shares of common stock of Global Med at a price based on the average closing bid price of the Global Med common stock for a period of fifteen business days prior to conversion. In exchange for assuming the commitment, 86,957 shares of common stock of Global Med, previously issued to Online Credit, were transferred to eBanker. Through February 14, 2000, Global Med had drawn $1,000,000 on this line of credit.

Lockup Agreement

On October 25, 1999, Global Med entered into a Lockup Agreement with eBanker and a Lockup Agreement with eVision. The agreements provide that eBanker and eVision will not, between October 25, 1999 and October 28, 2000, without Global Med's prior written consent, publicly offer, sell, contract to sell, grant any option for the sale of, or otherwise dispose of, directly or indirectly, (i) warrants to purchase 9,000,000 shares of Global Med's common stock at $0.25 per share held by eBanker or warrants to purchase 1,000,000 shares of Global Med's common stock at $0.25 per share held by eVision and (ii) any shares (the Shares, and, together with the warrants, the Securities) of common stock issuable upon the exercise of the warrants; provided, however, that eBanker or eVision may offer, sell, contract to sell, grant an option for the sale of, or otherwise dispose of all or any part of the Securities or other such security or instrument of Global Med during such period if such transaction is private in nature and the transferee of such Securities or other securities or instruments agrees, prior to such transaction, to be bound by all of the provisions of the lockup agreements. In exchange for entering into the agreements, eBanker and eVision were issued 450,000 shares and 50,000 shares of common stock of Global Med, respectively.

In addition, the agreements provide (i) eBanker and eVision will not be restricted from disposing of the Securities in the event that an unaffiliated third party commences a tender offer for the outstanding common stock, and (ii) eBanker and eVision will not be restricted from disposing of 450,000 and 50,000, respectively, of the Securities in the aggregate if the closing sale price for the Global Med common stock on the principal market on which it then trades equals or exceeds $5.00 per share for any ten consecutive trading day period preceding the date of such sale, and (iii) that there will be no restrictions upon the ability of eBanker or eVision to exercise the warrants.

                     eVISION USA.COM, INC. AND SUBSIDIARIES

Online Credit Ltd.

The Company previously sold Online Credit a ten year $4,000,000 10% Convertible Debenture that is convertible into shares of common stock of the Company and an option to purchase an $11,000,000 12% Convertible Debenture that is convertible into shares of common stock of the Company. As of December 31, 1998, Online Credit had purchased a total of $8,000,000 of convertible debentures. The option to purchase the $11,000,000 12% Convertible Debenture has $7,000,000 available under option. The principal is due in ten years except for one installment of $500,000 due in March 2000. During the quarter ended December 31, 1999, eVision paid the interest accrued as of September 30, 1999 in the amount of $212,111 with the issuance of 428,583 shares of common stock of eVision.

Other

On December 23, 1996, AFFC received notification of an arbitration award in NASD Arbitration No. 95-05062, Chang, et al. v. AFFC that was originally filed on October 21, 1995. The allegations in the case related to a private placement sold by a former broker at AFFC. In 1996, AFFC provided for damages that were awarded in the amount $424,824 against AFFC, which AFFC appealed. During the year ended September 30, 1999, AFFC lost the first appeal and the court ordered AFFC to place on deposit, in a restricted cash account, the amount of $575,000. On January 25, 2000, the case was settled for the amount of $517,000.

The Company is a defendant in certain arbitration and litigation matters arising from its activities as a broker/dealer. In the opinion of management, these matters including any damages awarded against the Company have been adequately provided for in the accompanying consolidated financial statements, and the ultimate resolution of these arbitration and litigation matters will not have a significant adverse effect on the consolidated results of operations or the consolidated financial position of the Company.



                                      eVISION USA.COM, INC. AND SUBSIDIARIES

                         NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 7 - SEGMENT DISCLOSURE

                                                                          For the Three Months Ended December 31, 1999
                                                  --------------------------------------------------------------------------------
                                                           Q6 Technologies
                                                                 and
Consolidated                                      AFFC         Secutron         eBanker        Others      Eliminations      Total
------------                                      ----     ---------------      -------        ------      ------------      -----
Revenues from
  unaffiliated customers .................   $ 5,253,678      1,049,772        242,264        103,098           --        7,048,812
Intersegment revenues ....................          --             --          109,460        323,306       (432,766)          --
                                             -----------    -----------    -----------    -----------    -----------    -----------
Total revenues ...........................     5,253,678      1,049,772        351,724        426,404       (432,766)     7,048,812
                                             ===========    ===========    ===========    ===========    ===========    ===========

Operating loss ...........................      (438,567)        43,608        (61,454)      (476,594)      (109,460)    (1,042,467)
Other income (expense), net ..............        13,002         (3,634)          --         (106,423)       109,460         12,405
                                             -----------    -----------    -----------    -----------    -----------    -----------
Income (loss) from operations
  before minority interest and
  income taxes ...........................      (425,565)        39,974        (61,454)      (583,017)          --       (1,030,062)
                                             ===========    ===========    ===========    ===========    ===========    ===========
Depreciation and
  amortization ...........................        98,233         11,323           --            5,311           --          114,867
                                             ===========    ===========    ===========    ===========    ===========    ===========

Capital expenditures .....................   $    41,112           --             --             --             --           41,112
                                             ===========    ===========    ===========    ===========    ===========    ===========
Identifiable assets as of
  December 31, 1999 ......................   $ 5,851,037        890,718     15,917,534     10,865,654     (5,633,006)    27,891,937
                                             ===========    ===========    ===========    ===========    ===========    ===========

                                                                         For the Three Months Ended December 31, 1998
                                                  --------------------------------------------------------------------------------
                                                           Q6 Technologies
                                                                 and
Consolidated                                      AFFC         Secutron         eBanker        Others      Eliminations      Total
------------                                      ----     ---------------      -------        ------      ------------      -----
Revenues from
  unaffiliated customers .................   $ 5,104,596      2,959,556        278,072        239,285           --        8,581,509
Intersegment revenues ....................        16,904        100,000           --          117,000       (233,904)          --
                                             -----------    -----------    -----------    -----------    -----------    -----------
Total revenues ...........................     5,121,500      3,059,556        278,072        356,285       (233,904)     8,581,509
                                             ===========    ===========    ===========    ===========    ===========    ===========

Operating income (loss) ..................      (474,062)       128,463        (26,985)      (106,694)          --         (479,278)
Other income (expense), net ..............         5,550           (926)          --         (190,363)          --         (185,739)
                                             -----------    -----------    -----------    -----------    -----------    -----------
Income (loss) from operations
  before minority interest and
  income taxes ...........................      (468,512)       127,537        (26,985)      (297,057)          --         (665,017)
                                             ===========    ===========    ===========    ===========    ===========    ===========
Depreciation and
  amortization ...........................        94,459         11,573           --              318           --          106,350
                                             ===========    ===========    ===========    ===========    ===========    ===========

Capital expenditures .....................   $    61,580           --             --             --             --           61,580
                                             ===========    ===========    ===========    ===========    ===========    ===========
Identifiable assets as of
  December 31, 1998 ......................   $ 6,541,395      2,462,908      9,090,151      7,770,764     (7,433,952)    18,431,266
                                             ===========    ===========    ===========    ===========    ===========    ===========

                     eVISION USA.COM, INC. AND SUBSIDIARIES

NOTE 8 - OTHER SUBSEQUENT EVENTS

In January 2000, a wholly owned subsidiary of eVision entered into an agreement to purchase real property in Vancouver, British Columbia Canada, for approximately $1.4 million, subject to certain general conditions. The property is commercial real estate that would serve as the offices for NeuroWeb Canada, Inc., an eVision subsidiary. Closing is anticipated to be on June 30, 2000. The Company is currently investigating various financing alternatives.

On February 11, 2000, the board of directors of eBanker agreed to enter into a loan agreement with Mr. Fai H. Chan, Chairman and Chief Executive Officer of eVision and a director of eBanker, subject to legal review and shareholder notice. Mr. Chan abstained from the vote of approval. The amount of the loan would be $1,800,000, for a term of 18 months, interest at 16% per annum payable semiannually, secured by 600,000 shares of common stock of American Pacific Bank. The loan would contain a call option for 40,000 shares of common stock of American Pacific Bank at a price of $4.50 exercisable for a period of 5 years.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Revenues for the three months ended December 31, 1999 were $7,048,812, a decrease of $1,532,697 or 18% from the $8,581,509 for the three months ended December 31, 1998. The decrease is primarily the result of decreased revenue from hardware and software operations of $1,509,784, or 51%, partially offset by an increase in brokerage commissions of 7% or $278,978.

Computer hardware and software costs decreased 68%, or $1,854,390, for the three months ended December 31, 1999. The decrease primarily correlates to the decrease in sales. Sales decreased in the three months ended December 31, 1999 primarily because Midrange had a significant sale in the three months ended December 31, 1998 that was not repeated nor replaced in the current period. In addition, MidRange activities were being curtailed in preparation for the sale of the majority of the assets of Midrange in December 1999. Gross profit increased from $229,574 for the three months ended December 31, 1998 to $574,180 for the three months ended December 31, 1999 due to the change in the product mix away from hardware and software sales to consulting projects which have a higher profit margin.

Interest expense on the convertible debentures issued by eBanker was $242,907 and $288,925 for the quarters ended December 31, 1999 and 1998, respectively. The proceeds from the convertible debentures were invested in debt securities that earned $343,088 and $261,260 in interest income for the quarters ended December 31, 1999 and 1998, respectively.

General and administrative expenses increased $470,071, or 13%, for the quarter ended December 31, 1999 from the quarter ended December 31, 1998 primarily due to the formation and initial phases of Q6 Technologies which occurred during the third and fourth fiscal quarters of the year ended September 30, 1999.

During the quarter ended December 31, 1999, the Company issued 1,122,529 shares of common stock in the exercise of stock options by employees. Cash proceeds for the exercise were $103,832. In addition, 603,373 shares of common stock were issued in a cashless exercise of options to purchase 840,000 shares of common stock resulting in a stock-based compensation expense of $377,108.

As of September 30, 1999, the Employee Stock Ownership Plan of eVision had a note payable to eVision that was secured by shares of eVision common stock. During the quarter ended December 31, 1999, the loan amount of $350,000 plus interest of $212,007, was paid in full. The total amount of interest was recognized in the three months ended December 31, 1999 as interest income.

Interest expense of $212,111 and $198,112 was incurred on the convertible debentures to Online Credit for the quarters ended December 31, 1999 and 1998, respectively.

Liquidity and Capital Resources

The  Company,  as of  December  31,  1999,  had  $10,071,981  in cash  and  cash equivalents and $19,577,230 in working capital. Cash used in investing activities of $1,466,112 consisted primarily of $1,425,000 in loan advances on short-term notes made by eBanker. Proceeds from issuance of Convertible Series B-1 Preferred Stock of $3,453,365 primarily provided cash to fund other operating and investing activities.

The Company previously sold Online Credit a ten year $4,000,000 10% Convertible Debenture that is convertible into shares of common stock of the Company and an option to purchase an $11,000,000 12% Convertible Debenture that is convertible into shares of common stock of the Company. As of December 31, 1998, Online Credit had purchased a total of $8,000,000 of convertible debentures, of which $1,000,000 had been purchased during the quarter ended December 31, 1998. The option to purchase the $11,000,000 12% Convertible Debenture has $7,000,000 available remaining under option. The principal is due in ten years except for one installment of $500,000 due in March 2000.

On September 27, 1999, eVision commenced a private offering of 1,500,000 shares of its Convertible Series B-1 Preferred Stock at a price of $10.00 per share and 110,500 shares were being offered in exchange for the Convertible Series B Preferred Stock outstanding on a one-for-one basis. Through December 31, 1999, approximately 508,000 shares of Convertible Series B-1 Preferred Stock were sold for proceeds of $4,313,512, net of offering costs of $766,488. At December 31, 1999, eVision had received subscriptions to shares of Convertible Series B Preferred stock in the amount of $951,428 for which approvals of the investors had not yet been obtained. All of these investors were approved in January 2000 and the shares of Convertible Series B-1 Preferred Stock were then issued. The Convertible Series B-1 Preferred Stock was offered by American Fronteer, which was issued 150,000 warrants that allow the holder to purchase shares of eVision's Convertible Series B-1 Preferred Stock at a purchase price of $12.00 per share for five years. American Fronteer also received a commission of 10% and a nonaccountable expense allowance of 3% of the total amount sold in the offering. After the payment of all offering costs, the Company will receive approximately $12,975,000, net of offering costs of $2,025,000.

In May 1999, eBanker extended Global Med a $750,000 bridge loan commitment of which $750,000 was drawn as of September 30, 1999. Outstanding principal amounts under the loan were due December 31, 1999 and accrue interest at an interest rate of 12% per annum. The due date of the bridge loan was extended until September 30, 2000 for a fee of 2% payable in 13,275 shares of common stock of Global Med. In addition, the loan can be converted into shares of common stock of Global Med at any time prior to the due date at $0.50 per share.

On October 4, 1999, eBanker extended to Global Med a $2,000,000 bridge loan commitment, of which a total of $1,000,000 has been drawn. Outstanding principal amounts under the loan are due April 12, 2000 and accrue interest at an interest rate of 12% per annum.

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

Management believes that the Company's cash flows from operations, proceeds received from the Convertible Series B-1 Preferred Stock Private Placement and cash on hand will be sufficient to fund its debt service, expected capital costs and other liquidity requirements for the foreseeable future.

Year 2000

The Company has continued with the plans in place as reported as of the fiscal year ended September 30, 1999. As of February 15, 2000, nothing has come to the attention of the Company that would indicate the existence or probable occurrence of any Year 2000 problems.

Inflation

The effect of inflation on the Company's operations is not material and is not anticipated to have any material effect in the future.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of December 31, 1999, the Company had investments in Asian equity securities, which exposed the Company to foreign exchange rate risk and equity price risk. These securities expose the Company to exchange rate risk as well as credit risk.

During the quarter ended December 31, 1999 the Company analyzed its portfolio of convertible debentures and notes receivable and determined there exists some potential for interest rate risk. The interest rates range from 10% to 18% per annum. The Company will continue to evaluate its risk compared to market conditions for similar types of debt instruments. The following table summarizes the market risks for the Company:

                                                  December 31, 1999                         September 30, 1999
                                          Fair Value        Carrying Value           Fair Value       Carrying Value
                                          ----------        --------------           ----------       --------------
Foreign Exchange Rate Risk:
   Equity securities ...............     $  737,899              737,899              621,171              621,171
   Debt securities .................      2,171,571            2,171,571            1,991,258            1,991,258

Equity Price Risk:
   Equity securities* ..............      1,164,669            1,164,669            1,495,701            1,495,701

Credit Risk:
   Debt securities .................      2,171,571            2,171,571            1,991,258            1,991,258

Interest Rate Risk
  Convertible debentures ...........      6,767,546            6,767,546            6,747,383            6,747,383
  Convertible debentures,
     related party .................      8,000,000            8,000,000            8,000,000            8,000,000
   Notes receivable ................      3,575,000            3,575,000            3,150,000            3,150,000
   Notes receivable,
     related party .................      4,400,000            4,400,000            3,400,000            3,400,000

*Includes the equity securities of the Asian corporations.

Subsequent to December 31, 1999, the investments in debt securities were sold for proceeds of $2,267,640.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On December 23, 1996, AFFC received notification of an arbitration award in NASD Arbitration No. 95-05062, Chang, et al. v. AFFC that was originally filed on October 21, 1995. The allegations in the case related to a private placement sold by a former broker at AFFC. In 1996, AFFC provided for damages that were awarded in the amount of $424,824 against AFFC, which AFFC appealed. During the year ended September 30, 1999, AFFC lost the first appeal and the court ordered AFFC to place on deposit, in a restricted cash account, the amount of $575,000. On January 25, 2000, the case was settled for the amount of $517,000.

ITEM 2.  CHANGES IN SECURITIES

(c) Recent Sales of Unregistered Securities

The Company previously sold Online Credit a ten year $4,000,000 10% Convertible Debenture that is convertible into shares of common stock of the Company and an option to purchase an $11,000,000 12% Convertible Debenture that is convertible into shares of common stock of the Company. As of December 31, 1998, Online Credit had purchased a total of $8,000,000 in convertible debentures. The interest on the convertible debentures as of September 30, 1999 was paid with 428,583 shares of common stock of the Company during the quarter ended December 31, 1999.

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

On September 27, 1999, eVision commenced an offering of 1,500,000 shares of its Convertible Series B-1 Preferred Stock to holders of Convertible Series B Preferred Stock who exchanged their Convertible Series B Preferred Stock for Convertible Series B-1 Preferred Stock and to others at a purchase price of $10.00 per share. The offering was completed on January 15, 2000. The sales of preferred stock were made in reliance upon the exemptions from registration provided by Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D adopted under the 1933 Act. The purchasers had access to full information concerning eVision and represented that they acquired the shares for the purchasers' own accounts and not for the purpose of distribution. The certificates for the shares contain a restrictive legend advising that the shares may not be offered for sale, sold or otherwise transferred without having first been registered under the 1933 Act or pursuant to an exemption from registration under the 1933 Act. American Fronteer was the sales agent for the offering and received a 10% commission in addition to a 3% nonaccountable expense allowance and warrants.

ITEM 5.  OTHER INFORMATION

On January 24, 2000, eVision entered into an agreement whereby eVision agreed to issue 1,185,209 shares of eVision's common stock in exchange for 60% of the outstanding common shares of Gemtron International Global Ltd., which was renamed Skyhub Far East, Inc. (Skyhub). eVision is only required to issue the 1,185,209 shares if eVision's shareholders approve an amendment to eVision's Articles of Incorporation that increases the number of shares of common stock eVision is authorized to issue. In the event the amendment is not adopted, eVision has agreed to provide Skyhub with approximately $3,000,000 in financing for the 60% interest. eBanker has loaned Skyhub $1,500,000 which bears interest at 12% per annum as part of the $3,000,000 financing commitment of eVision, to be paid back when additional funding is available or through the issuance and sale of the Company's common stock. eVision has agreed that the value of the 1,185,209 shares of eVision common stock will be no less that $3 million when sold in an orderly manner in the open market. Any shortfall will be made up by eVision in cash. Skyhub was incorporated in the British Virgin Islands on December 28, 1998 and its only operations during 1999 consisted of contracts for services, which grossed approximately $200,000 in revenues.

In January 2000, a wholly owned subsidiary of eVision entered into an agreement to purchase real property in Vancouver, British Columbia Canada, for approximately $1.4 million, subject to certain general conditions. The property is commercial real estate that would serve as the offices for NeuroWeb Canada, Inc., an eVision subsidiary. Closing is anticipated to be on June 30, 2000. The Company is currently investigating various financing alternatives.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      List of Exhibits:

         10.1 Agreement between eVision and Skyhub Far East Inc. dated January 24, 2000

         27.0  Financial Data Schedule

(b)      Reports on Form 8-K:

There were no Current Reports on Form 8-K filed during the quarter ended December 31, 1999.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  February 22, 2000                    eVISION USA.COM, INC.,
                                            a Colorado Corporation



                                            By: /s/  Robert H. Trapp
                                               ---------------------------------
                                               Robert H. Trapp
                                               Managing Director

                                            By: /s/  Gary L. Cook
                                               ---------------------------------
                                               Gary L. Cook
                                               Secretary, Treasurer
                                               and Chief Financial Officer