Form 10-Q
period 2000-03-31
EVISION USA COM INC
filed 2000-05-22
CIK 844780

FORM 10-Q
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to
                               ----------    ----------

                        Commission file number 000-17637


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

The registrant had 22,724,873 shares of its $.01 par value common stock outstanding as of May 10, 2000.

                     eVISION USA.COM, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1999
                                TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements                                           Page No.

         a.  Unaudited Consolidated Balance Sheets as of March 31, 2000
               and September 30, 1999......................................... 3

         b.  Unaudited Consolidated Statements of Operations for the six
                months and three months ended March 31, 2000 and 1999......... 5

         c.  Unaudited Consolidated Statements of Comprehensive Income (Loss)
               for the six months ended March 31, 2000 and 1999............... 6

         d.  Unaudited Consolidated Statement of Stockholders' Equity (Deficit)
               for the six months ended March 31, 2000 ....................... 7

         e.  Unaudited Consolidated Statements of Cash Flows for the six
               months ended March 31, 2000 and 1999........................... 8

         f.  Notes to Unaudited Consolidated Financial Statements............ 11

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         of Operations....................................................... 22

Item 3.  Quantitative and Qualitative Disclosures about Market Risks......... 26

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings................................................... 27

Item 2.  Change in Securities................................................ 27

Item 6.  Exhibits and Reports on Form 8-K

         a.  Exhibits........................................................ 28

         b.  Reports on Form 8-K............................................. 28

Signatures................................................................... 29

                         PART I - FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS

                          eVISION USA.COM, INC. AND SUBSIDIARIES

                           UNAUDITED CONSOLIDATED BALANCE SHEETS



                                                                             March 31,    September 30,
ASSETS                                                                         2000          1999
                                                                             ---------    ------------

CURRENT ASSETS:
   Cash and cash equivalents ..........................................   $ 17,639,590       7,593,772
   Certificate of deposit, restricted .................................           --           575,000
   Receivables from brokers or dealers and clearing
     organizations ....................................................       898,110             --
   Credit card receivables, net of discount ...........................      7,741,733            --
   Trade receivables:
        Trade receivables .............................................         93,006       1,009,918
        Trade receivables, related party ..............................         70,919            --
   Other receivables ..................................................        461,113         484,439
   Accrued interest receivable:
        Notes receivable ..............................................        312,935          50,770
        Notes receivable, related party ...............................         19,265           7,000
   Securities owned, at market value ..................................      1,285,152       1,495,701
   Notes receivable ...................................................      4,300,000       3,150,000
   Notes receivable, related party ....................................      5,100,000       3,400,000
   Investments in debt securities, available-for-sale,
        at market value ...............................................           --         1,991,258
   Other assets .......................................................        785,223         271,026
                                                                          ------------    -------------
      Total current assets ............................................     38,707,046      20,028,884

PROPERTY, FURNITURE AND EQUIPMENT, net ................................      1,124,417       1,233,360

FINANCING COSTS, net of accumulated amortization
    of $207,572 and $141,232 ..........................................        851,472         917,812

OTHER LONG-TERM ASSETS ................................................        871,514         559,995
                                                                          ------------    -------------
      Total assets ....................................................   $ 41,554,449      22,740,051
                                                                          ============    =============




See accompanying notes to unaudited consolidated financial statements.






                          eVISION USA.COM, INC. AND SUBSIDIARIES

                     UNAUDITED CONSOLIDATED BALANCE SHEETS (CONTINUED)


                                                                                                March 31,      September 30,
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                                                    2000            1999
                                                                                                --------       -------------

CURRENT LIABILITIES:
   Accounts payable and accrued expenses ................................................   $  2,895,295       3,040,653
   Amount due on purchase of credit card receivables ....................................      3,096,693            --
   Accrued dividends payable on Convertible Series B-1 Preferred Stock ..................        579,675          48,154
   Accrued interest payable .............................................................        132,633         132,633
   Accrued interest payable to related party ............................................        420,139         212,111
   Accrued income taxes payable .........................................................        629,859         196,409
   Payable to clearing organization .....................................................           --           128,040
   Current portion of capital lease obligations .........................................         38,544          70,812
   Current portion of convertible debentures to related party ...........................        500,000         500,000
   Other current liabilities ............................................................        240,960         273,029
                                                                                            ------------    ------------
      Total current liabilities .........................................................      8,533,798       4,601,841

CAPITAL LEASE OBLIGATIONS, net of current portion .......................................         95,242          89,351
CONVERTIBLE DEBENTURES ..................................................................      6,788,607       6,747,383
CONVERTIBLE DEBENTURES TO RELATED PARTY .................................................      7,500,000       7,500,000
DEFERRED RENT CONCESSIONS ...............................................................      1,483,685       1,540,715
                                                                                            ------------    ------------
      Total liabilities .................................................................     24,401,332      20,479,290
                                                                                            ------------    ------------

MINORITY INTEREST IN SUBSIDIARIES .......................................................      6,750,264       6,191,241
                                                                                            ------------    ------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT) :
   PREFERRED STOCK, 25,000,000 shares authorized, $0.10 par value;
        Convertible Series B-1, 1,500,780 shares issued and outstanding .................        150,078            --
        Convertible Series B, 110,500 shares issued and outstanding .....................           --            11,050
   COMMON STOCK, 100,000,000 shares authorized, $0.01 par value;
        22,680,874 and 19,838,299 shares issued and outstanding ........................        226,809         198,383
   Additional paid-in capital ...........................................................     26,917,080      13,106,401
   Accumulated deficit ..................................................................    (16,846,230)    (17,144,251)
   Accumulated other comprehensive income (loss) ........................................        (44,884)        247,937
   Unearned ESOP shares .................................................................           --          (350,000)
                                                                                            ------------    ------------
Total stockholders' equity (deficit) ....................................................     10,402,853      (3,930,480)
                                                                                            ------------    ------------
Total liabilities and stockholders' equity (deficit) ....................................   $ 41,554,449      22,740,051
                                                                                            ============    ============







See accompanying notes to unaudited consolidated financial statements.

                               eVISION USA.COM, INC. AND SUBSIDIARIES

                           UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                     Six months ended March 31,         Three months ended March 31,
                                                                       2000              1999              2000              1999
                                                                       ----              ----              ----              ----
REVENUE:
   Brokerage commissions ...................................     $ 11,690,151         9,671,542         7,435,806         5,696,175
   Investment banking ......................................          452,793           536,244           347,138           407,125
   Trading profits, net ....................................        4,932,771           870,506         4,483,629           409,107
   Other broker/dealer .....................................          930,786         1,025,977           486,250           470,362
   Computer hardware and software operations ...............        1,602,745         4,946,664           152,973         1,987,108
   Interest income .........................................          871,384           760,347           528,296           499,087
   Unrealized gain (loss) on securities ....................          (14,018)          333,916           (16,292)           99,981
   Realized gains on sales of investment securities ........          356,492              --             356,492              --
   Other ...................................................           51,468            34,872            51,468            29,615
                                                                 ------------      ------------      ------------      ------------
                                                                   20,874,572        18,180,068        13,825,760         9,598,560
                                                                 ------------      ------------      ------------      ------------

COST OF SALES AND OPERATING EXPENSES:
   Broker/dealer commissions ...............................        6,933,500         5,955,727         4,478,242         3,575,673
   Computer cost of sales ..................................          967,643         4,504,195            92,051         1,774,213
   Interest expense on convertible debentures ..............          486,712           509,539           243,805           220,615
   General and administrative ..............................        8,973,258         7,281,444         4,947,644         3,725,968
   Stock based compensation ................................        1,177,991              --             800,883              --
   Depreciation and amortization ...........................          229,460           208,841           114,660           102,491
                                                                 ------------      ------------      ------------      ------------
                                                                   18,768,564        18,459,746        10,677,285         9,398,960
                                                                 ------------      ------------      ------------      ------------
     Operating income (loss) ...............................        2,106,008          (279,678)        3,148,475           199,600
                                                                 ------------      ------------      ------------      ------------
OTHER INCOME (EXPENSE):
     Interest income .......................................          435,196            40,385           199,582            21,013
     Interest expense ......................................          (16,872)          (18,107)          (12,044)          (11,108)
     Interest expense to related party .....................         (420,139)         (405,611)         (208,029)         (207,499)
     Other .................................................           76,357           (64,946)           82,628           (64,946)
                                                                 ------------      ------------      ------------      ------------
     Total other income (expense) ..........................           74,542          (448,279)           62,137          (262,540)
                                                                 ------------      ------------      ------------      ------------
Income (loss) before minority interest and
     income taxes ..........................................        2,180,550          (727,957)        3,210,612           (62,940)
Minority interest in earnings ..............................         (663,691)         (129,148)         (684,695)         (116,370)
                                                                 ------------      ------------      ------------      ------------
Income (loss) before income taxes ..........................        1,516,859          (857,105)        2,525,917          (179,310)
Income tax expense .........................................          616,966            79,169           640,901            57,768
                                                                 ------------      ------------      ------------      ------------
Net income (loss) ..........................................          899,893          (936,274)        1,885,016          (237,078)

Preferred dividends ........................................          601,872              --             503,936              --
                                                                 ------------      ------------      ------------      ------------
Net income (loss) attributable to common shareholders ......     $    298,021          (936,274)        1,381,080          (237,078)
                                                                 ============      ============      ============      ============
Basic and diluted income (loss) per common share:
   Basic earnings (loss) per share .........................     $       0.01             (0.05)             0.06             (0.01)
                                                                 ============      ============      ============      ============
   Diluted earnings (loss) per share .......................     $       0.01             (0.05)             0.03             (0.01)
                                                                 ============      ============      ============      ============



See accompanying notes to unaudited consolidated financial statements.



                               eVISION USA.COM, INC. AND SUBSIDIARIES

                  UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)


                                                                 Six months ended  March 31,       Three months ended March 31,
                                                                     2000            1999            2000            1999
                                                                     ----            ----            ----            ----
NET INCOME (LOSS) ..........................................     $  899,893        (936,274)      1,885,016        (237,078)

Other comprehensive income (loss):
     Reclassification adjustment for gains arising
          during the period, net of tax of $158,517
          and $228,839 .....................................       (247,937)           --          (357,927)           --
     Foreign currency translation ..........................            (56)           --               (56)           --
     Unrealized loss on available-for-sale
         securities, net of tax of $28,661 .................        (44,828)           --            44,828)           --
                                                                 ----------       ---------      ----------       ---------

COMPREHENSIVE INCOME (LOSS) ................................     $  607,072        (936,274)      1,482,205        (237,078)
                                                                 ==========       =========      ==========       =========














See accompanying notes to unaudited consolidated financial statements.


                                         eVISION USA.COM, INC. AND SUBSIDIARIES

                            UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

                                              Convertible     Convertible
                                               Series B-1       Series B                  Additional
                                               Preferred       Preferred       Common       Paid-in
                                                 Stock           Stock          Stock       Capital
                                              -----------     -----------      ------     ----------
Balances at September 30, 1999 ...........   $      --           11,050        198,383    13,106,401

Exchange of Convertible Series
   B Preferred Stock for Convertible
   Series B-1 Preferred Stock ............        11,050        (11,050)          --            --

Issuance of Convertible  Series B-1
   Preferred Stock, net of  issuance
   costs of $1,855,445 ...................       138,950           --             --      11,900,605

Stock-based compensation due to
 change in terms of option grant .........          --             --             --         668,750

Conversion of Convertible Series B-1
   Preferred Stock to Common Stock .......          (250)          --              250          --

Issuance of common stock for
  payment of interest ....................          --             --            4,286       207,825

Issuance of common stock on
   exercise of options and  warrants .....          --             --           23,890     1,000,996

Payment of ESOP note .....................          --             --             --            --

Preferred stock dividends ................           328           --             --          32,503

Other comprehensive income (loss):
   Unrealized gain (loss) on
     available-for-sale securities .......          --             --             --            --
   Foreign currency translation ..........          --             --             --            --

Net income ...............................          --             --             --            --
                                             -----------    -----------    -----------   -----------

Balances at March 31, 2000 ...............   $   150,078           --          226,809    26,917,080
                                             ===========    ===========    ===========   ===========











See accompanying notes to unaudited consolidated financial statements.



                                       7(a)

                                                               Accumulated
                                                                  Other
                                             Accumulated      Comprehensive    Unearned
                                               Deficit           Income       ESOP stock      Total
                                             -----------      -------------   ----------      -----

Balances at September 30, 1999 ...........   (17,144,251)       247,937       (350,000)    (3,930,480)

Exchange of Convertible Series
   B Preferred Stock for Convertible
   Series B-1 Preferred Stock ............          --             --             --             --

Issuance of Convertible  Series B-1
   Preferred Stock, net of  issuance
   costs of $1,855,445 ...................          --             --             --       12,039,555

Stock-based compensation due to
 change in terms of option grant .........          --             --             --          668,750

Conversion of Convertible Series B-1
   Preferred Stock to Common Stock .......          --             --             --             --

Issuance of common stock for
  payment of interest ....................          --             --             --          212,111

Issuance of common stock on
   exercise of options and  warrants .....          --             --             --        1,024,886

Payment of ESOP note .....................          --             --          350,000        350,000

Preferred stock dividends ................      (601,872)          --             --         (569,041)

Other comprehensive income (loss):
   Unrealized gain (loss) on
     available-for-sale securities .......          --         (292,765)          --         (292,765)
   Foreign currency translation ..........          --              (56)          --              (56)

Net income ...............................       899,893           --             --          899,893
                                             -----------    -----------    -----------    -----------
Balances at March 31, 2000 ...............   (16,846,230)       (44,884)          --       10,402,853
                                             ===========    ===========    ===========    ===========







See accompanying notes to unaudited consolidated financial statements.




                                      7(b)


                               eVISION USA.COM, INC. AND SUBSIDIARIES
                           UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                        Six months ended March 31,
                                                                                          2000            1999
                                                                                          ----            ----
CASH FLOWS FROM INVESTING ACTIVITIES:
Net income (loss) ...............................................................   $    899,893        (936,274)

Adjustments to reconcile net loss to net cash provided
 by (used in) continuing
   operations:
     Realized gains on sales of investment securities............................       (356,492)           --
     Gains on sale of assets ....................................................        (74,123)           --
     Stock based compensation expense ...........................................      1,177,991            --
     Issuance of common stock for payment of interest ...........................        212,111         355,222
     Depreciation and amortization ..............................................        229,460         208,841
     Amortization of financing costs ............................................         66,340          50,055
     Amortization of deferred rent ..............................................        (57,030)        (57,020)
     Accretion of discount on investments in debt securities ....................       (185,491)       (472,404)
     Accretion of original issue discount on convertible
       debentures ...............................................................         41,224          58,662
     Unrealized (gain) loss on securities .......................................         14,018        (333,916)
     Minority interests in earnings .............................................        663,691         129,148

     Changes in operating assets and liabilities:
          Increase in receivables from brokers or dealers
            and clearing organizations ..........................................     (1,026,150)       (399,610)
          Decrease (increase) in trade receivables ..............................        869,620        (500,365)
          Increase in accrued interest receivable ...............................       (274,430)           --
          Decrease in other receivables .........................................         23,170         279,599
          Decrease in securities owned, net .....................................        403,915         228,669
          Increase in other assets ..............................................       (506,296)       (121,803)
          Increase in accounts payable and accrued expenses .....................        760,737       1,433,624
          Decrease in deferred revenue ..........................................           --          (118,800)
          Increase (decrease) in other current liabilities ......................       (101,509)        412,550
                                                                                    ------------    ------------
     Net cash provided by  operating activities .................................      2,780,649         216,178
                                                                                    ------------    ------------
(Continued)


See accompanying notes to unaudited consolidated financial statements.




                               eVISION USA.COM, INC. AND SUBSIDIARIES

                      UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                                                                                        Six months ended March 31,
                                                                                          2000            1999
                                                                                          ----            ----
CASH FLOWS FROM INVESTING ACTIVITIES:

   Purchase of credit card receivables ..........................................   $ (4,645,040)           --
   Purchase of property, furniture and equipment ................................       (172,627)        (99,076)
   Proceeds from sale of property, furniture and equipment ......................         85,160            --
   Redemption of certificate of deposit .........................................        575,000            --
   Purchase of available for sale securities ....................................       (252,212)           --
   Purchases of debt securities .................................................           --        (4,635,275)
   Proceeds from sale of  investment securities .................................      2,204,608         331,250
   Advances on notes receivable .................................................     (1,150,000)     (2,700,000)
   Advances on notes receivable, related party ..................................     (1,700,000)           --
   Acquisition of option relating to LIL Capital ................................       (250,000)           --
   Proceeds from repayment of ESOP note .........................................        350,000            --
   Purchase of subsidiary minority interest .....................................       (101,664)           --
   Other investing activities ...................................................       (169,714)       (174,217)
                                                                                    ------------    ------------
   Net cash used in investing activities ........................................     (5,226,489)     (7,277,318)
                                                                                    ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES

   Payment of cash dividends ....................................................        (37,520)           --
   Principal payments on borrowings .............................................        (26,377)        (30,437)
   Net proceeds from issuance of convertible debentures .........................           --           531,334
   Net proceeds from issuance of convertible debentures
    to related party ............................................................           --         1,000,000
   Net proceeds from issuance of Convertible Series B-1
     and Series B Preferred Stock, net of offering costs ........................     12,039,555         103,716
   Proceeds from exercises of common stock options
      and warrants ..............................................................        515,645            --
   Other financing activities ...................................................           --           (95,890)
                                                                                    ------------    ------------
   Net cash provided by financing activities ....................................     12,491,303       1,508,723
                                                                                    ------------    ------------

(Continued)





See accompanying notes to unaudited consolidated financial statements.




                               eVISION USA.COM, INC. AND SUBSIDIARIES

                      UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                                                                                        Six months ended March 31,
                                                                                          2000            1999
                                                                                          ----            ----

EFFECT OF EXCHANGE RATE ON CASH AND
   CASH EQUIVALENTS .............................................................            355            --
                                                                                    ------------    ------------
NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS .............................................................     10,045,818      (5,552,417)

CASH AND CASH EQUIVALENTS, BEGINNING OF
   PERIOD .......................................................................      7,593,772       9,112,652
                                                                                    ------------    ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD ........................................   $ 17,639,590       3,560,235
                                                                                    ============    ============


SUPPLEMENTAL DISCLOSURES RELATED TO STATEMENTS OF CASH FLOWS:
                                                                                        Six months ended March 31,
                                                                                          2000            1999
                                                                                          ----            ----


Cash payments for interest ......................................................   $    503,584         375,533
                                                                                    ============    ============
Cash payments for income taxes ..................................................   $     25,000            --
                                                                                    ============    ============
Other investing and financing activities:
   Common stock issued for guarantee of dividends ...............................   $       --            62,500
                                                                                    ============    ============
   Preferred stock issued  for payment of dividends .............................   $     32,831            --
                                                                                    ============    ============
   Dividends accrued on Convertible Series B-1 Preferred Stock ..................   $    569,041            --
                                                                                    ============    ============
   Amounts due on credit card receivables .......................................   $  3,096,693            --
                                                                                    ============    ============
   Unearned discount on credit card receivables .................................   $  1,601,976            --
                                                                                    ============    ============


See accompanying notes to unaudited consolidated financial statements.

                     eVISION USA.COM, INC. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited consolidated financial statements of eVision USA.Com, Inc. and subsidiaries (eVision or the Company) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, these financial statements reflect all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the results of operations and financial position for the interim periods presented.

The consolidated subsidiaries include all of eVision's majority owned or controlled companies. All significant intercompany transactions have been eliminated.

The preparation of interim financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

These interim financial statements should be read in conjunction with the Annual Report on Form 10-K for the year ended September 30, 1999. Operating results for the six months and three months ended March 31, 2000, are not necessarily indicative of the results that may be expected for the year ending September 30, 2000. Certain reclassifications have been made to prior period's consolidated financial statements to conform to current period presentation.

NOTE 2.  ORGANIZATION

eVision is a holding company that was incorporated under the laws of the state of Colorado on September 14, 1988. eVision's consolidated subsidiaries include companies that operate as a fully disclosed securities broker/dealer; intend to provide transaction processing, networking and internet based services, and provide leveraged financing, including financing over the Internet.

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

Fronteer Development Finance Inc., a Delaware corporation (Fronteer Development), was incorporated in the state of Delaware in March 1998 to operate as a finance company. Fronteer Income Growth Inc. (FIGI), a wholly owned subsidiary of Fronteer Development, was incorporated in September 1998 under the International Business Companies Ordinances of the Territory of the British Virgin Islands. In March 1999, Fronteer Development was merged into eBanker USA.com, Inc. (eBanker), a Colorado corporation, formed primarily for the purpose of effectuating a name change to eBanker and becoming a Colorado corporation. eBanker is a consolidated subsidiary of eVision. eVision owns all of the outstanding preferred stock of eBanker which entitles eVision to 50% of the votes to elect the members of the board of directors. During the quarter ended March 31, 2000, eVision purchased 10,000 shares of eBanker common stock, 50,000 common stock warrants and a $100,000 convertible debenture from an eBanker shareholder for $101,664. eVision also purchased 307,692 shares of common stock of eBanker for $1,999,998. As a result, eVision owned 38% of the outstanding common stock of eBanker as of March 31, 2000. Subsequent to March 31, 2000, eVision purchased an additional 46,000 shares of eBanker common stock, 230,000 common stock warrants and convertible debentures of $460,000 from eBanker shareholders for $367,437, resulting in eVision owning 40% of the outstanding common stock of eBanker.

In March 2000, eBanker acquired from MBf Card International Limited of Hong Kong Master Card, a credit card accounts receivable portfolio, for a total consideration of $7,741,733. The book value of the credit card accounts receivable portfolio as of January 31, 2000 was $9,343,709. Under the terms of the agreement, eBanker purchased the total of most receivables (principal and interest) due to MBf. The portfolio, as of January 31, 2000, consisted of approximately 92% of current accounts receivable and approximately 8% of 1 to 30 days past due accounts receivable. Sixty percent of the initial consideration, or $4,645,040, was paid at the time of closing with the remainder of $3,096,693 due in September 2000. The purchase discount of $1,601,976 is being amortized to income.

Skyhub Far East, Inc.

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

eVision was required to issue the 1,185,209 shares if eVision's shareholders approved an amendment to eVision's Articles of Incorporation that increased the number of shares of common stock eVision is authorized to issue. On May 5, 2000, the shareholders of eVision approved the amendment to eVision's Articles of Incorporation that increased the number of shares of common stock eVision is authorized to issue. On May 10, 2000, eVision issued 1,185,209 restricted shares of eVision's common stock to Skyhub.

                     eVISION USA.COM, INC. AND SUBSIDIARIES

In the interim period between the date of the agreement and the annual meeting of the shareholders on May 5, 2000, eVision agreed to provide Skyhub with approximately $3,000,000 in financing for the 60% interest in Skyhub. eBanker loaned Skyhub $1,500,000 which bears interest at 12% per annum, as part of the $3,000,000 financing commitment of eVision, to be paid back when additional funding is available or through the issuance and sale of the Company's common stock by Skyhub. eVision agreed that the value of the 1,185,209 shares of eVision common stock would be no less than $3,000,000 when sold in an orderly manner in the open market. Any shortfall will be made up by eVision in cash.

eBiz Web Solutions, Inc.

eBiz Web Solutions, Inc. (eBiz Web Solutions), formerly NeuroWeb Canada, Inc., a Canadian corporation and a wholly owned subsidiary of eVision, has commenced operations as a website development company. In addition to website development for the parent and subsidiaries, eVision, eBanker and AFFC, eBiz Web Solutions contracts with other commercial enterprises. There are approximately 30 employees of eBiz Web Solutions and their offices are located in Vancouver, British Columbia Canada.

Global Growth Management Inc.

In January 2000, eVision acquired 100% of the outstanding stock of Global Growth Management Inc. (Global Growth), a Canadian corporation, from Robert H. Trapp, an officer and director of eVision, for $1. There were no assets or liabilities of Global Growth. In January 2000, Global Growth entered into an agreement to purchase real property in Vancouver, British Columbia Canada, for approximately $1.4 million, subject to certain general conditions. The property is commercial real estate that would serve as the offices for eBiz Web Solutions. In May 2000, the sale was completed in the amount of $1,379,800, being paid in cash of $517,425 and a mortgage note payable in the amount of $862,375, that is due May 5, 2005, bearing interest at 9.6% per year for a term of five years.

Q6 Technologies, Inc.

Q6 Technologies, Inc. (Q6 Technologies), is a Colorado corporation formed in March 1999 by Q6 Group, LLC, a Pennsylvania limited liability company, and eVision. On June 18, 1999, Q6 Technologies acquired from eVision 72.8% of the outstanding common stock of Secutron Corp., a Colorado corporation that designs, develops, installs, markets and supports software systems for the securities brokerage industry (Secutron). Q6 Technologies' interests in Secutron were acquired in the early formation and capitalization of Q6 Technologies with eVision. Q6 Technologies subsequently increased its ownership of Secutron to approximately 78% in September 1999 and 97% in December 1999 primarily in connection with the settlement of a lawsuit by eVision and Secutron. Q6 Technologies determined that the businesses of Secutron and its wholly owned subsidiary, MidRange Solutions Corp. (MidRange), were not an appropriate part of Q6 Technologies' long-term business strategy.

                     eVISION USA.COM, INC. AND SUBSIDIARIES

Effective December 17, 1999, Q6 Technologies transferred its ownership interests in Secutron and MidRange, back to eVision in return for the cancellation of 5,000,000 shares of Class B Common Stock of Q6 Technologies previously held by eVision and certain contractual concessions. eVision continues to hold 944,444 shares of Class A Common Stock and 555,556 shares of Class B Common Stock of Q6 Technologies. As a result of this transaction, eVision owns approximately 12% of Q6 which is accounted for using the cost method of accounting for investments in common stock.

On December 29, 1999, Q6 Technologies commenced a private placement of 4,000,000, subsequently amended to 2,000,000 shares of its Class B Common Stock at $3.00 per share. AFFC is acting as placement agent and will receive a commission of 10% and a nonaccountable expense reimbursement of 3% of the gross proceeds. In addition, AFFC may receive up to 1,500,000, as amended to 500,000 shares of the Class B Common Stock for nominal consideration if certain placement targets are met. The offering will continue until all 2,000,000 shares are sold or until May 31, 2000, unless extended by mutual agreement between AFFC and Q6 Technologies.

NOTE 3.  EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share for the six and three months ended March 31, 2000 and 1999:

                                                                         Six months ended March 31,     Three months ended March 31,
                                                                            2000           1999             2000             1999
                                                                            ----           ----             ----             ----
Weighted average number of shares used
     in the basic earnings per share computation ...............       21,042,036       17,875,490       22,040,213       18,117,084

Effect of dilutive securities:
     Common stock options ......................................       11,425,905             --         12,484,969             --
     Common stock warrants .....................................        1,807,904             --          4,161,570             --
     Convertible debentures, related party .....................       28,276,012             --         31,060,374             --
     Convertible Series B-1 Preferred Stock ....................            4,382             --          9,552,449             --
                                                                       ----------       ----------       ----------       ----------

     Dilutive potential common shares ..........................       41,514,203             --         57,259,362             --
                                                                                        ----------       ----------       ----------

Adjusted weighted average number of
     shares used in diluted earnings per
     share computation .........................................       62,556,239       17,875,490       79,299,575       18,117,084
                                                                       ==========       ==========       ==========       ==========

The effects of potentially dilutive securities for the six and three months ended March 31, 1999 have not been presented as the effects were antidilutive.

                     eVISION USA.COM, INC. AND SUBSIDIARIES

NOTE 4.  SALE OF FRONTEER CAPITAL INC.

On July 30, 1999, eVision entered into a Stock Purchase Agreement with Ladsleigh Investments Limited, BVI whereby eVision agreed to sell and Ladsleigh agreed to purchase 100% of the stock of Fronteer Capital Inc., now known as LIL Capital Inc., for $3,000,000, excluding cash and warrants to purchase equity in a publicly traded company. The primary assets were approximately 122,084,000 shares of the common stock of Online Credit International Limited (Online International) that were originally purchased in open market transactions on the Hong Kong Stock Exchange and that were accounted for as trading securities. The purchase price was paid in cash of $150,000 and in the form of a promissory note for $2,850,000, which bears interest at 14% and is due July 30, 2000. To secure the promissory note, eVision holds all the primary assets of LIL Capital in escrow. Prior to the transaction, there was no material relationship between Ladsleigh and eVision or any of its affiliates, and directors or officers.

On March 2, 2000, Ladsleigh sold the Company a ten year option to reacquire all of the outstanding stock of LIL Capital. The price of the option was $250,000. eVision may exercise the option by canceling the $2,850,000 promissory note and all accrued interest thereon that was issued by Ladsleigh to eVision in connection with the purchase by Ladsleigh of LIL Capital. The assets of LIL Capital consist primarily of the assets previously sold to Ladsleigh. Call options for 109,600,000 shares of Online International that are included as a part of the assets of LIL Capital have been sold by LIL Capital to unaffiliated parties. An option for 100,000,000 shares has an exercise price of approximately $0.046 per share and an option for 4,600,000 shares has an exercise price of approximately $0.052 per share. Neither of these two options may be exercised until the common stock of Online International trades at approximately $0.19 per share or higher. The remaining option for 5,000,000 shares is exercisable at an average price of approximately $0.052 per share. All of the options expire on July 25, 2000.

                     eVISION USA.COM, INC. AND SUBSIDIARIES

NOTE 5.  CONVERTIBLE SERIES B-1 PREFERRED STOCK

On October 16, 1998, eVision commenced a private placement of 1,500,000 shares of its Series B Preferred Stock at a price of $10.00 per share. Before the offering was terminated, 25,500 shares were sold. On May 12, 1999, eVision commenced a second private placement of 1,500,000 shares of its Convertible Series B Preferred Stock at $10.00 per share. The 25,500 shares of Series B Preferred Stock sold in eVision's first offering were exchanged for Convertible Series B Preferred Stock. Including the shares exchanged from the first offering, 110,500 shares of Convertible Series B Preferred Stock were sold in the second offering before it was terminated. The Convertible Series B Preferred Stock was offered by American Fronteer, which received a commission of 10% and a nonaccountable expense allowance of 3% of the total amount sold in the offering.

On September 27, 1999, eVision commenced a private offering of 1,500,000 shares of its Convertible Series B-1 Preferred Stock at a price of $10.00 per share and the 1,500,000 shares include 110,500 shares that were being offered in exchange for the Convertible Series B Preferred Stock outstanding on a one-for-one basis. The Convertible Series B-1 Preferred Stock was offered by American Fronteer, which was issued 150,000 warrants that allow the holder to purchase shares of eVision's Convertible Series B-1 Preferred Stock at a purchase price of $12.00 per share for five years. American Fronteer also received a commission of 10% and a nonaccountable expense allowance of 3% of the total amount sold in the offering. During the six month period ended March 31, 2000, the Company received approximately $12,039,555, net of offering costs of $1,855,445.

The Convertible Series B-1 Preferred Stock has a cumulative annual dividend rate payable semi-annually of 8% in cash and 7% in additional shares of Convertible Series B-1 Preferred Stock. Online International has guaranteed the payment of any cash dividends that accrue on the Convertible Series B-1 Preferred Stock through October 31, 2002. The semi-annual dividend payable on shares of Convertible Series B-1 Preferred Stock will be equivalent to three and one-half one hundredths of a share of Convertible Series B-1 Preferred Stock for each outstanding share of Convertible Series B-1 Preferred Stock. Any Convertible Series B-1 Preferred Stock issued as a dividend on the Convertible Series B-1 Preferred Stock will have the same dividend and other terms as the Convertible Series B-1 Preferred Stock. The dividend on Convertible Series B-1 Preferred Stock is payable semi-annually beginning October 31, 1999, and continuing each April 30 and October 31 thereafter, when and if declared by the Board of Directors. Each share of Convertible Series B-1 Preferred Stock is immediately convertible by the holder into 10 shares of eVision's common stock which is equivalent to a price of $1.00 per share of common stock. In addition, each share of Convertible Series B-1 Preferred Stock will be automatically converted into 10 shares of common stock at $1.00 per share at such time as the closing bid price of the common stock is at least $4.00 per share for 30 consecutive trading days. The Convertible Series B-1 Preferred Stock is redeemable by eVision on or after October 1, 2003, at a price of $12.50 per share plus any accrued and unpaid dividends.

                     eVISION USA.COM, INC. AND SUBSIDIARIES

Effective as of October 31, 1999, the Company paid total dividends of $70,350 comprised of $37,520 paid in cash and $32,831 paid in shares of Convertible Series B-1 Preferred Stock. Of this amount, $48,154 had been accrued during the year ended September 30, 1999.

On April 26, 2000, the board of directors declared a semi-annual dividend of 8% in cash and 7% in shares of the Convertible Series B-1 Preferred Stock payable, to be paid by May 19, 2000 to the stockholders of record on April 30, 2000. Total accrued dividends as of March 31, 2000 were $579,675, which were included in the dividend payment of $764,433 in May 2000. The dividend payment included cash of $407,698 and 35,753 shares of Convertible Series B-1 Preferred Stock.

NOTE 6.  STOCKHOLDERS' EQUITY

As of September 30, 1999, the Employee Stock Ownership Plan of eVision had a note payable to eVision that was secured by shares of eVision common stock. During the quarter ended December 31, 1999, the loan amount of $350,000 plus accrued interest of $212,007 was paid in full.

During the six months ended March 31, 2000, the Company issued a total of 2,388,992 shares of common stock upon the exercise of stock options and warrants. Cash proceeds for the exercises were $515,645. Included in the total shares are 739,768 shares of common stock that were issued in cashless exercises of options to purchase 1,040,000 shares of common stock and resulted in stock-based compensation expense of $509,241.

During the six months ended March 31, 2000, the Company granted options to employees to purchase 2,161,000 shares of the Company's common stock at prices ranging from $0.20 to $2.87 per share. The options vest over 0 to 5 years and are exercisable for a period of ten years.

On January 16, 2000, options were granted to certain officers and directors to purchase 750,000 shares of eVision common stock at an exercise price equal to the market price of the shares on the grant date of $2.875 per share. The options vest immediately and are exercisable for a period of ten years. On the same date, the Board of Directors and these officers agreed to cancel previously issued options for the purchase of 250,000 shares of common stock of eVision at $0.20 per share, which were exercisable only if eVision achieved basic earnings of $0.10 per share beginning with the year ended September 30, 1999.

Also on January 16, 2000, a similar earnings requirement provision for options held by certain directors was eliminated. The grants, previously made to two directors for a total of 250,000 shares, had a provision that earnings per share had to be $0.10 before any options would vest. The exercise price was not amended and this resulted in stock-based compensation expense of $668,750 for the six month period ended March 31, 2000.

During the quarter ended December 31, 1999, eVision paid the interest accrued to Online Credit Limited (Online Credit) as of September 30, 1999 in the amount of $212,111 by the issuance of 428,583 shares of common stock of eVision. In May 2000, the Company issued a total of 852,507 shares of its common stock to Online Credit Limited (Online Credit) in payment of accrued interest on the convertible debentures, related party for the six months ended March 31, 2000 of $420,139.

                     eVISION USA.COM, INC. AND SUBSIDIARIES

NOTE 7.  REALIZED GAINS ON SALES OF INVESTMENT SECURITIES

As of September 30,1999, eVision had investments in debt securities of Asian corporations traded on the Hong Kong Stock Exchange which had a fair value of $1,991,258. During the six months ended March 31, 2000, the investments were sold for proceeds of $2,204,608. The Company recognized realized gains from the sales of $356,492 during the six months ended March 31, 2000.

NOTE 8.  COMMITMENTS AND CONTINGENCIES

Global Med Technologies, Inc.

As of March 31, 2000 and September 30, 1999, eVision had loaned a total of $5,100,000 and $3,400,000, respectively, to Global Med Technologies, Inc. (Global Med) under three separate agreements as follows:

                                                                            March 31,          September 30,
                                                                               2000                 1999
                                                                            ---------          ------------

Promissory notes on initial lines of credit with eBanker ..............   $2,650,000             $2,650,000
Promissory notes on $2,000,000 line of credit with eBanker ............    1,700,000                   --
Bridge loan with eBanker ..............................................      750,000                750,000
                                                                          ----------             ----------

 Financing agreements .................................................   $5,100,000             $3,400,000
                                                                          ==========             ==========

The $2,650,000 loan had been extended from April 15, 1999 until April 15, 2000, with the previous default conversion price of $0.05 per share increased to $0.25 per share. In April 2000, the principal and interest on the loan was further extended to January 2001, the conversion feature was increased to the then market price per share of the common stock of $1.6875, in consideration of a financing fee payable in 78,519 shares of common stock of Global Med. If the loan's accrued interest or principal is not repaid in 270 days the loan's interest and principal due date will be automatically extended to April 15, 2001. The loan will become a straight loan, without conversion features. Interest will continue to accrue on the balance at 12% interest per annum and ten year warrants exercisable for common shares of Global Med at an exercise price of $0.50 will be issued to eBanker. The number of warrants will be equal to the entire principal and interest amount divided by the new exercise price.

                     eVISION USA.COM, INC. AND SUBSIDIARIES

In October 1999, the Company entered into an agreement with Global Med and Online Credit for a bridge loan in the amount of $2,000,000, originally extended by Online Credit to Global Med. The line of credit was convertible, at Online Credit's option, into shares of Global Med's common stock at a price $1.15 per share. As of March 31, 2000, Global Med had drawn $1,700,000 on this line of credit. In April 2000, the principal and interest on the loan was further extended to January 2001, in consideration of a financing fee payable in 59,259 shares of common stock of Global Med. If the loan's accrued interest or principal is not repaid in 270 days the loan's interest and principal due date will be automatically extended to April 15, 2001. The loan will become a straight loan, without conversion features. Interest will continue to accrue on the balance at 12% per annum, and ten year warrants exercisable for common shares of Global Med at an exercise price of $0.50 will be issued to eBanker. The number of warrants will be equal to the entire principal and interest amount divided by the new exercise price. As of March 31, 2000, Global Med had drawn $1,700,000 on this line of credit and has $300,000 available.

The $750,000 bridge loan, as revised on May 7, 1999, bears interest at 12% and was due and payable December 31, 1999. The maturity date had been extended from December 31, 1999 to September 30, 2000 in consideration of a fee of an additional 13,275 shares of common stock of Global Med and a change in the conversion rate to $0.50 per share. In April 2000, the principal and interest on the loan was further extended to January 1, 2001, in consideration of a financing fee payable in 22,222 shares of common stock of Global Med.

Lockup Agreement

On October 28, 1999, Global Med entered into a Lockup Agreement with eBanker and a Lockup Agreement with eVision. The agreements provide that eBanker and eVision will not, between October 28, 1999 and October 28, 2000, without Global Med's prior written consent, publicly offer, sell, contract to sell, grant any option for the sale of, or otherwise dispose of, directly or indirectly, (i) warrants to purchase 9,000,000 shares of Global Med's common stock at $0.25 per share held by eBanker or warrants to purchase 1,000,000 shares of Global Med's common stock at $0.25 per share held by eVision and (ii) any shares (the Shares, and, together with the warrants, the Securities) of common stock issuable upon the exercise of the warrants; provided, however, that eBanker or eVision may offer, sell, contract to sell, grant an option for the sale of, or otherwise dispose of all or any part of the Securities or other such security or instrument of Global Med during such period if such transaction is private in nature and the transferee of such Securities or other securities or instruments agrees, prior to such transaction, to be bound by all of the provisions of the lockup agreements. In exchange for entering into the agreements, eBanker and eVision were issued 450,000 shares and 50,000 shares of common stock of Global Med, respectively.

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

                     eVISION USA.COM, INC. AND SUBSIDIARIES

Online Credit Limited

The Company previously issued Online Credit a ten year $4,000,000 10% Convertible Debenture that is convertible into shares of common stock of the Company and an option to purchase an $11,000,000 12% Convertible Debenture that is convertible into shares of common stock of the Company. The current balance of the convertible debentures is $8,000,000. The option to purchase the $11,000,000 12% Convertible Debenture has $7,000,000 available under option. The principal is due in ten years except for one installment of $500,000 that was due in March 2000. In consideration of a fee of $15,000, the due date of this installment has been extended to March 2001.

Other

On December 23, 1996, AFFC received notification of an arbitration award in NASD Arbitration No. 95-05062, Chang, et al. v. AFFC that was originally filed on October 21, 1995. The allegations in the case related to a private placement sold by a former broker at AFFC. In 1996, AFFC provided for damages that were awarded in the amount $424,824 against AFFC, which AFFC appealed. During the year ended September 30, 1999, AFFC lost the first appeal and the court ordered AFFC to place on deposit, in a restricted cash account, the amount of $575,000. On January 25, 2000, the case was settled for the amount of $517,000. The certificate of deposit was released from restriction and partially redeemed for payment of the settlement.

 AFFC is a defendant in certain arbitration and litigation matters arising from its activities as a broker/dealer. In the opinion of management, these matters including any damages awarded against AFFC have been adequately provided for in the accompanying consolidated financial statements, and the ultimate resolution of these arbitration and litigation matters will not have a significant adverse effect on the consolidated results of operations or the consolidated financial position of the Company.

In April 2000, eBanker made available, to an unaffiliated individual in Singapore, $1,000,000 under a short term revolving loan facility, that is due December 30, 2000, bears interest at 18% per annum and is due and payable upon maturity.

                     eVISION USA.COM, INC. AND SUBSIDIARIES

NOTE 9.  SEGMENT DISCLOSURE


For the Six Months Ended March 31, 2000
                                                                  Q6
                                                             Technologies
                                                                 and
Consolidated                                      AFFC         Secutron         eBanker        Others      Eliminations      Total
------------                                      ----       -------------      -------        ------      ------------      -----
Revenues from
   unaffiliated customers ................  $ 16,824,088      1,202,745      2,043,320        804,419           --       20,874,572
Intersegment revenues ....................        --              --           109,460        745,344       (854,804)         --
                                             -----------    -----------    -----------    -----------     ----------   ------------
Total revenues ...........................    16,824,088      1,202,745      2,152,780      1,549,763       (854,804)    20,874,572
                                             ===========    ===========    ===========    ===========     ==========   ============

Operating income (loss) ..................     2,709,925        (19,749)     1,497,791     (1,909,839)      (172,120)     2,106,008
Other income (expense), net ..............        39,017         85,138         84,173       (243,246)       109,460         74,542
                                             -----------    -----------    -----------    -----------     ----------   ------------
Income (loss) from operations
   before  minority interest and
   income taxes ..........................     2,748,942         65,389      1,581,964     (2,153,085)       (62,660)     2,180,550
                                             ===========    ===========    ===========    ===========     ==========   ============
Depreciation and
   amortization ..........................       199,443         11,323          --            18,694          --           229,460
                                             ===========    ===========    ===========    ===========     ==========   ============

Capital expenditures .....................  $     55,207          2,159          --           115,261          --           172,627
                                             ===========    ===========    ===========    ===========     ==========   ============
Identifiable assets as of
   March 31, 2000 ........................  $  9,297,724        408,578     23,408,997     19,312,762     (9,271,636)    43,156,425
                                             ===========    ===========    ===========    ===========     ==========   ============

For the Six Months Ended March 31, 1999
                                                                  Q6
                                                             Technologies
                                                                 and
Consolidated                                      AFFC         Secutron         eBanker        Others      Eliminations      Total
------------                                      ----     ---------------      -------        ------      ------------      -----
Revenues from
   unaffiliated customers ................  $ 12,104,270      4,946,664        741,272        387,862          --        18,180,068
Intersegment revenues ....................         --           250,000        247,888        200,000       (697,888)         --
                                             -----------    -----------    -----------    -----------     ----------     ----------
Total revenues ...........................    12,104,270      5,196,664        989,160        587,862       (697,888)    18,180,068
                                             ===========    ===========    ===========    ===========     ==========   ============

Operating income (loss) ..................      (558,422)       294,101        190,651       (206,008)         --          (279,678)
Other expense, net .......................       (21,123)        (2,322)       (26,528)      (398,306)         --          (448,279)
                                             -----------    -----------    -----------    -----------     ----------     ----------
Income (loss) from operations
   before minority interest and
   income taxes ..........................      (579,545)       291,779        164,123       (604,314)         --          (727,957)
                                             ===========    ===========    ===========    ===========     ==========   ============
Depreciation and
   amortization ..........................       187,808         18,920          --             2,113          --           208,841
                                             ===========    ===========    ===========    ===========     ==========   ============

Capital expenditures .....................  $      --             --            --             99,076         --             99,076
                                             ===========    ===========    ===========    ===========     ==========   ============
Identifiable assets as of
   March 31, 1999 ........................  $  5,061,375      2,200,072     10,136,190      8,221,293     (6,461,308)    19,157,622
                                             ===========    ===========    ===========    ===========     ==========   ============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

SIX MONTHS ENDED MARCH 31, 2000 COMPARED TO SIX MONTHS ENDED MARCH 31, 1999.

Revenues for the six months ended March 31, 2000 were $20,874,572, an increase of $2,694,504 or 14.8% over the revenues of $18,180,068 for the six months ended March 31, 1999. The increase primarily relates to increased brokerage commissions of $2,018,609; an increase in trading profits of $4,062,265; and $356,492 of realized gains on sales of investment securities, offset primarily by decreases in computer hardware and software operations of $3,343,919.

The increase in brokerage commissions of $2,018,609 is due primarily to an increase in trading activity. Customer transactions and the average commission per transaction ticket increased approximately 13.6% and 5.3%, respectively, for the six months ended March 31, 2000 compared to the six months ended March 31, 1999. The primary reasons for the increased activity were general market conditions and positive results from the Company's research recommendations that were acted upon by customers.

Trading profits increased $4,062,265 due primarily to general market conditions and sales of the Company's positions in certain securities at a significant profit.

The realized gain on the sale of investment securities primarily relates to the sale of the investments in debt securities held by eBanker; which were sold during the six months ended March 31, 2000. The unrealized gains on investments in securities decreased $347,934 primarily because the investments to which they related to were sold and the resulting gains are classified as realized gains.

Computer hardware and software revenues for the six months ended March 31, 2000 and 1999 were $1,602,745 and $4,946,664, respectively. In December 1999, the Company's computer technology segment shifted its focus from the operations of Secutron, which is mainframe or minicomputer based, to Corporate Net Solutions and eBiz Web Solutions, which are in their initial stages of development of network and Internet related applications for personal computers.

During the six months ended March 31, 1999, the Company invested, through its subsidiary, eBanker, in debt securities of various corporations, which are traded on foreign stock exchanges. The debt securities carried a premium redemption value over the face amount of each security. If the security were held-to-maturity, the Company would have received a guaranteed premium above the face value. The purchase discount and the premium for holding each security to maturity were being accreted to interest income over the remaining life of the security. Interest income for the six months ended March 31, 2000 and 1999 was $871,384 and $760,347, respectively. For the six months ended March 31, 1999, interest income included interest on these investments in debt securities and interest on notes receivable.

Interest income for the six months ended March 31, 2000 primarily consists of the interest paid on the repayment of the ESOP note, and interest on the outstanding notes receivable and notes receivable, related party as the investments in debt securities were sold during the latter part of the year ended September 30, 1999 and during the quarter ended March 31, 2000.

A portion of the proceeds of the $4,000,000 convertible debenture purchased by Online Credit in December 1997 was used to purchase approximately 116,430,000 shares of the common stock of Online International in open market transactions on the Hong Kong Stock Exchange at an average price of approximately $0.02 per share. For the six months ended March 31, 1999 the Company had recognized an unrealized gain of $333,916 on the investment. For the six months ended March 31, 2000, the loss of $14,018 pertained to various other investments.

The increase in broker/dealer commissions expense of $977,773 or 16.4% for the six months ended March 31, 2000 over the prior period correlates to the increase in brokerage commissions of $2,018,609 or 20.8% over the six months ended March 31, 1999.

Interest expense on the convertible debentures of eBanker for the six months ended March 31, 2000 and 1999 was $486,712 and $509,539, respectively.

The increase in general and administrative expenses for the six months ended March 31, 2000 of $1,691,814 or 23.2% over the comparable prior period reflects increased expenses associated with the addition of staff assigned to eBiz Web Solutions and Corporate Net Solutions, and legal and accounting fees associated with the filing of certain registration documents with the SEC.

Interest income increased from $40,385 to $435,196 for the six month period ended March 31, 1999 and 2000, respectively. The increase is due to the higher levels of investable cash during the six months ended March 31, 2000 resulting from sales of Convertible Series B-1 Preferred Stock and sales of investments in debt and equity securities.

The minority interest in earnings primarily represents the minority interest investments in eBanker.


THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THREE MONTHS ENDED MARCH 31, 1999

Revenues for the three months ended March 31, 2000 were $13,825,760, an increase of $4,227,200 or 44.0% over the revenues of $9,598,560 for the three months ended March 31, 1999. The increase primarily relates to increased brokerage commissions of $1,739,631; an increase in trading profits of $4,074,522; and $356,492 of realized gain on the sales of investment securities, offset by a decrease in computer hardware and software operations of $1,834,135.

The increase in brokerage commissions of $1,739,631 is due primarily to an increase in trading activity. Customer transactions and the average commission per transaction ticket increased approximately 15.7% and 10.6%, respectively, for the three months ended March 31, 2000 compared to the three months ended March 31, 1999. The primary reasons for the increased activity were general market conditions and positive results from the Company's research recommendations that were acted upon by customers.

Trading profits increased $4,074,522 due primarily to general market conditions and sales of the Company's positions in certain securities at a significant profit.

Computer hardware and software revenues for the three months ended March 31, 2000 and 1999 were $152,973 and $1,987,108, respectively. In December 1999, the Company's computer technology segment shifted its focus from the operations of Secutron, which is mainframe or minicomputer based, to Corporate Net Solutions and eBiz Web Solutions, which are in their initial stages of development of network and Internet related applications for personal computers.

During the first quarter of the fiscal year ended September 30, 1999, the Company, through its subsidiary, eBanker, invested in debt securities of various corporations, which are traded on foreign stock exchanges. The debt securities carry a premium redemption value over the face amount of each security. If the security were held-to-maturity, the Company would have received a guaranteed premium above the face value. The purchase discount and the premium for holding each security to maturity were being accreted to interest income over the remaining life of the security. Interest income for the three months ended March 31, 2000 and 1999 was $528,296 and $499,087, respectively. For the three months ended March 31, 1999, interest income included interest on these investments in debt securities and interest on notes receivable.

Interest income for the three months ended March 31, 2000 primarily consists of the interest on the outstanding notes receivable and notes receivable, related party as the investments in debt securities were sold during the latter part of the year ended September 30, 1999 and during the quarter ended March 31, 2000.

A portion of the proceeds of the $4,000,000 convertible debenture purchased by Online Credit in December 1997 was used to purchase approximately 116,430,000 shares of the common stock of Online International in open market transactions on the Hong Kong Stock Exchange at an average price of approximately $0.02 per share. For the three months ended March 31, 1999, the Company had recognized an unrealized gain of $99,981 on the investment. For the three months ended March 31, 2000, the unrealized loss of $16,292 pertained to various other investments.

The increase in broker/dealer commissions expense for the three months ended March 31, 2000 compared to the prior 1999 period of $902,569 or 25.2% correlates to the increase in brokerage commission revenues of 30.5%.

The increase in general and administrative expenses for the three months ended March 31, 2000 of $1,221,676 or 32.8% over the comparable prior period reflects increased expenses associated with the addition of staff assigned to eBiz Web Solutions and Corporate Net Solutions, and legal and accounting fees associated with the filing of certain registration documents with the SEC.

The minority interest in earnings primarily represents the minority interest investment in eBanker.

Liquidity and Capital Resources

The Company, as of March 31, 2000, had $17,639,590 in cash and cash equivalents and $30,173,248 in working capital. Cash used by investing activities of $5,226,489 consisted primarily of $1,700,000 in loan advances on short-term notes receivable, related party, advances on notes receivable of $1,150,000, and purchase of credit card receivables for $4,645,040, net of proceeds from the sale of investment securities of $2,204,608. Net proceeds from issuance of Convertible Series B-1 Preferred Stock of $12,039,555 primarily provided cash to fund other operating activities.

The Company previously issued Online Credit a ten year $4,000,000 10% Convertible Debenture that is convertible into shares of common stock of the Company and an option to purchase an $11,000,000 12% Convertible Debenture that is convertible into shares of common stock of the Company. The current balance of the convertible debentures is $8,000,000. The option to purchase the $11,000,000 12% Convertible Debenture has $7,000,000 available remaining under option. The principal is due in ten years except for one installment of $500,000 due in March 2001.

On September 27, 1999, eVision commenced a private offering of 1,500,000 shares of its Convertible Series B-1 Preferred Stock at a price of $10.00 per share. Included in the 1,500,000 shares were 110,500 shares that were being offered in exchange for the Convertible Series B Preferred Stock outstanding on a one-for-one basis. For the six months ended March 31, 2000, 1,389,500 shares of Convertible Series B-1 Preferred Stock were sold for proceeds of $12,039,555, net of offering costs of $1,855,445. The Convertible Series B-1 Preferred Stock was offered by American Fronteer, which was issued 150,000 warrants that allow the holder to purchase shares of eVision's Convertible Series B-1 Preferred Stock at a purchase price of $12.00 per share for five years. American Fronteer also received a commission of 10% and a nonaccountable expense allowance of 3% of the total amount sold in the offering.

During 1998, eBanker extended Global Med a line of credit in the amount of $2,650,000 which is due January 2001, bears interest at the rate of 12% per annum and is convertible into common shares of Global Med at $1.6875 per share. In May 1999, eBanker extended Global Med a $750,000 bridge loan, as amended December 31, 1999, that is due January 1, 2001 and that accrues interest at an interest rate of 12% per annum. The loan can be converted into shares of common stock of Global Med at any time prior to the due date at $0.50 per share. On October 4, 1999, eBanker extended Global Med a $2,000,000 bridge loan commitment, of which a total of $1,700,000 has been drawn. Outstanding principal amounts under the loan are due January 2001 and accrue interest at an interest rate of 12% per annum. The loan can be converted into shares of common stock of Global Med at any time prior to the due date at $1.15 per share.

A good portion of the Company's assets are highly liquid, consisting mainly of assets that are readily convertible into cash. These assets are financed by the Company's equity capital and convertible debentures. Changes in the amount of securities owned by the Company and receivables from brokers or dealers and clearing organizations directly affect the amount of the Company's financing requirements.

Management believes that the Company's cash flows from operations and cash on hand will be sufficient to fund its debt service, expected capital costs and other liquidity requirements for the foreseeable future.

Inflation

The effect of inflation on the Company's operations is not material and is not anticipated to have any material effect in the future.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk generally represents the risk of loss that may result from the potential change in the value of a financial instrument as a result of fluctuations in interest and currency exchange rates, equity and commodity prices, changes in the implied volatility of interest rates, foreign exchange rates, equity and commodity prices and also changes in the credit ratings of either the issuer of the financial instrument or its related country of origin. Market risk is inherent to many non-derivative financial instruments and, accordingly, the scope of eVision's market risk management procedures includes all market risk sensitive financial instruments. eVision's exposure to market risk is directly related to its role as a financial intermediary in customer-related transactions and to its proprietary trading activities.

eVision, through American Fronteer, is an active market maker and conducts block-trading activities in the listed and over-the-counter equity markets. In connection with these activities, eVision may be required to maintain significant inventories in order to ensure availability and to facilitate customer order flow.

eVision faces three types of market risk: foreign exchange rate risk, equity price risk and interest rate risk.

     Foreign Exchange Rate Risk. Foreign exchange rate risk arises from the possibility that changes in foreign exchange rates will impact the value of financial instruments. When eVision buys or sells a financial instrument denominated in a currency other than US dollars, exposure exists from a net open currency position. eVision is then exposed to a risk that the exchange rate may move against it. As of March 31, 2000 and September 30, 1999, the currency creating foreign currency risk for eVision was the Hong Kong dollar.

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

     Interest Rate Risk. eVision is exposed to interest rate risk in both notes receivable and convertible debentures, as well as in notes payable, as a result of lending and borrowing funds. Interest rate risk results when the market rate of the debt instruments increases for notes receivable or decreases for convertible debentures and notes payable. eVision attempts to reduce the risk which exists in its borrowing and lending portfolio by analyzing changes in the market conditions for similar debt instruments for entities with similar financial attributes. The interest rate risk associated with notes receivable is also mitigated by the short term of the notes.

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

The table below provides a comparison of the carrying amount to the fair value of the securities owned by eVision that are classified as trading and available for sale securities and the instruments which have associated interest rate risk.

                                                           March 31, 2000                          September 30, 1999
                                                -----------------------------------       -----------------------------------
                                                Fair Value           Carrying Value       Fair Value           Carrying Value
                                                ----------           --------------       ----------           --------------
Foreign Exchange Rate Risk:
     Equity securities ...................      $   69,347               69,347              621,171              621,171
     Debt securities .....................            --                   --              1,991,258            1,991,258

Equity Price Risk:
     Equity securities* ..................       1,285,152            1,285,152            1,495,701            1,495,701

Credit Risk:
     Debt securities .....................            --                   --              1,991,258            1,991,258

Interest Rate Risk
     Convertible debentures ..............       6,788,607            6,788,607            6,747,383            6,747,383
     Convertible debentures,
          related party ..................       8,000,000            8,000,000            8,000,000            8,000,000
     Notes receivable ....................       4,300,000            4,300,000            3,150,000            3,150,000
     Notes receivable,
          related party ..................       5,100,000            5,100,000            3,400,000            3,400,000


*Includes the equity securities of the Asian corporations.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

AFFC is a defendant in certain arbitration and litigation matters arising from its activities as a broker/dealer. In the opinion of management, these matters including any damages awarded against AFFC have been adequately provided for in the accompanying consolidated financial statements, and the ultimate resolution of these arbitration and litigation matters will not have a significant adverse effect on the consolidated results of operations or the consolidated financial position of the Company.

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

During the three months ended March 31, 2000, 2,500 shares of Convertible Series B-1 Preferred Stock of eVision were converted to 25,000 shares of common stock of eVision. The issuance of the common stock was made in reliance upon the exemptions from registration provided by Section 4(2) of the Securities Act of 1933, as amended. The purchasers had access to full information concerning eVision and represented that they acquired the shares for the purchasers' own accounts and not for the purpose of distribution. The certificates for the shares contain a restrictive legend advising that the shares may not be offered for sale, sold or otherwise transferred without having first been registered under the 1933 Act or pursuant to an exemption from registration under the 1933 Act.

During the three months ended March 31, 2000, warrants to purchase 90,000 shares of common stock of eVision were exercised. The issuances of the common stock were made in reliance upon the exemptions from registration provided by Section 4(2) of the Securities Act of 1933, as amended. The purchasers had access to full information concerning eVision and represented that they acquired the shares for the purchasers' own accounts and not for the purpose of distribution. The certificates for the shares contain a restrictive legend advising that the shares may not be offered for sale, sold or otherwise transferred without having first been registered under the 1933 Act or pursuant to an exemption from registration under the 1933 Act.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      List of Exhibits:

         3.1 Articles of Amendment to eVision's Articles of Incorporation dated May 5, 2000

         10.1 Agreement between eBanker and Global Med Technologies dated April 12, 2000 pertaining to the extension of the $2,000,000 note receivable

         10.2 Agreement between eBanker and Global Med Technologies dated April 14, 2000 pertaining to the extension of the $2,650,000 note receivable

         10.3 Agreement between eBanker and Global Med Technologies dated April 14, 2000 pertaining to the extension of the $750,000 note receivable

         10.4 Mortgage Agreement between North Shore Credit Union and Global Growth Management Inc. dated April 28, 2000

         10.5 Indemnity Agreement between eBiz Web Solutions Inc. and eVision dated April 28, 2000

         10.6  Third  Amendment  to  eVision's   September  1996  Incentive  and
               Nonstatutory Stock Option Plan

         27.0  Financial Data Schedule

(b)      Reports on Form 8-K:

There were no Current Reports on Form 8-K filed during the three months ended March 31, 2000.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  May 22, 2000                          eVISION USA.COM, INC.
                                             a Colorado Corporation

                                             By:  /s/ Tony T.W. Chan
                                                --------------------------------
                                                      Tony T.W. Chan
                                                      Chief Operating Officer


                                             By:  /s/ Gary L. Cook
                                                --------------------------------
                                                      Gary L. Cook
                                                      Secretary, Treasurer and
                                                      Chief Financial Officer