Form 10-Q
period 2000-06-30
EVISION USA COM INC
filed 2000-08-21
CIK 844780

FORM 10-Q
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

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

The registrant had 25,312,846 shares of its $.01 par value common stock outstanding as of July 28, 2000.

                     eVISION USA.COM, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000
                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements                                           Page No.

a.   Unaudited Consolidated Balance Sheets as of June 30, 2000
             and September 30, 1999..........................................  3

b.   Unaudited Consolidated Statements of Operations for the three months and nine months ended June 30, 2000 and 1999....................  5

c.   Unaudited Consolidated Statements of Comprehensive Income (Loss) for
             the three months and nine months ended June 30, 2000 and 1999...  6

d.   Unaudited Consolidated Statement of Stockholders' Equity (Deficit) for
             the nine months ended June 30, 2000.............................  7

e.   Unaudited Consolidated Statements of Cash Flows for the nine months ended June 30, 2000 and 1999....................................  8

f.   Notes to Unaudited Consolidated Financial Statements.................... 11

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations............................................... 22

Item 3.  Quantitative and Qualitative Disclosures about Market Risks......... 26

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings................................................... 28

Item 2.  Changes in Securities and Use of Proceeds........................... 28

Item 4.  Submission of Matters to a Vote of Security Holders................. 29

Item 6.  Exhibits and Reports on Form 8-K

         a.  Exhibits........................................................ 29

         b.  Reports on Form 8-K............................................. 29

Signatures................................................................... 30

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                      eVISION USA.COM, INC. AND SUBSIDIARIES

                                       UNAUDITED CONSOLIDATED BALANCE SHEETS

                                                                                June 30,              September 30,
                                                                                  2000                    1999
                                                                               --------               ------------
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents ..............................................    $11,468,086               7,593,772
   Certificate of deposit, restricted .....................................           --                   575,000
   Receivable from brokers or dealers and clearing
      organizations .......................................................        177,391                    --
   Credit card receivable, net ............................................      3,857,799                    --
   Accounts receivable:
        Accounts receivable ...............................................        414,175               1,009,918
        Accounts receivable, related party ................................      1,054,759                    --
   Other accounts receivable ..............................................        674,469                 484,439
   Accrued interest receivable:
        Notes receivable ..................................................         84,498                  50,770
        Notes receivable, related party ...................................        399,126                   7,000
   Securities owned, at market value ......................................      1,379,897               1,495,701
   Notes receivable .......................................................      4,196,292               3,150,000
   Notes receivable, related party ........................................      5,400,000               3,400,000
   Investments in unconsolidated subsidiaries, at cost ....................        750,000                    --
   Investments in debt securities, available-for-sale,
      at market value .....................................................           --                 1,991,258
   Other assets ...........................................................        318,963                 271,026
                                                                               -----------             -----------

      Total current assets ................................................     30,175,455              20,028,884

PROPERTY, FURNITURE AND EQUIPMENT, net ....................................      2,944,618               1,233,360

FINANCING COSTS, net of accumulated amortization
   of $240,743 and $141,232 ...............................................        818,301                 917,812

OTHER LONG-TERM ASSETS ....................................................        992,291                 559,995
                                                                               -----------             -----------

      Total assets ........................................................    $34,930,665              22,740,051
                                                                               ===========             ===========







See accompanying notes to unaudited consolidated financial statements.




                                      eVISION USA.COM, INC. AND SUBSIDIARIES

                                 UNAUDITED CONSOLIDATED BALANCE SHEETS (CONTINUED)

                                                                                      June 30,            September 30,
                                                                                        2000                  1999
                                                                                      -------             ------------
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
----------------------------------------------

CURRENT LIABILITIES:
   Accounts payable and accrued expenses .......................................   $  1,871,249             3,040,653
   Accrued dividends payable on Convertible Series B-1 Preferred Stock .........        384,416                48,154
   Accrued interest payable ....................................................        308,250               132,633
   Accrued interest payable to related party ...................................        209,806               212,111
   Accrued income taxes payable ................................................        651,957               196,409
   Payable to clearing organization ............................................           --                 128,040
   Current portion of capital lease obligations and long term debt .............         69,400                70,812
   Current portion of convertible debentures to related party ..................        500,000               500,000
   Other current liabilities ...................................................        127,150               273,029
                                                                                   ------------          ------------

      Total current liabilities ................................................      4,122,228             4,601,841

CAPITAL LEASE OBLIGATIONS AND LONG TERM DEBT,
     net of current portion ....................................................        891,491                89,351
CONVERTIBLE DEBENTURES .........................................................      6,330,217             6,747,383
CONVERTIBLE DEBENTURES TO RELATED PARTY ........................................      7,500,000             7,500,000
DEFERRED RENT CONCESSIONS ......................................................      1,455,170             1,540,715
                                                                                   ------------          ------------

      Total liabilities ........................................................     20,299,106            20,479,290
                                                                                   ------------          ------------

MINORITY INTEREST IN SUBSIDIARIES ..............................................      6,686,551             6,191,241
                                                                                   ------------          ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT) :
   PREFERRED STOCK, 25,000,000 shares authorized, $0.10 par value;
        Convertible Series B-1, 1,531,536 shares issued and outstanding, .......        153,154                  --
        Convertible Series B, 110,500 shares issued and outstanding ............           --                  11,050
   COMMON STOCK, 1,000,000,000 shares authorized, $0.01 par value;
        23,700,046 and 19,838,299 shares issued and outstanding ................        237,001               198,383
   Additional paid-in capital ..................................................     27,717,638            13,106,401
   Accumulated deficit .........................................................    (20,146,730)          (17,144,251)
   Accumulated other comprehensive income (loss) ...............................        (16,055)              247,937
   Unearned ESOP shares ........................................................           --                (350,000)
                                                                                   ------------          ------------

         Total stockholders' equity (deficit) ..................................      7,945,008            (3,930,480)
                                                                                   ------------          ------------

         Total liabilities and stockholders' equity (deficit) ..................   $ 34,930,665            22,740,051
                                                                                   ============          ============




See accompanying notes to unaudited consolidated financial statements.


                                      eVISION USA.COM, INC. AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                                    (Unaudited)

                                                                    Three months ended June 30,           Nine months ended June 30,
                                                                       2000              1999              2000              1999
                                                                       ----              ----              ----              ----
REVENUES:
   Brokerage commissions ...................................     $  3,260,519         4,417,153        14,950,670        14,088,695
   Investment banking ......................................            8,618           378,985           461,411           915,229
   Trading profits (loss), net .............................         (212,086)          265,891         4,720,685         1,136,397
   Other broker/dealer .....................................          301,103           538,007         1,231,889         1,563,984
   Computer hardware and software operations ...............             --           3,078,874         1,602,745         8,025,538
   Interest income on investments and loans ................          580,475           440,707         1,451,859         1,201,051
   Unrealized gain (loss) on securities ....................          (20,076)          856,824           (34,094)        1,190,740
   Professional fees .......................................          199,139              --             250,607              --
   Realized gain on sales of investment securities .........             --                --             356,492              --
   Other ...................................................           32,835            29,023            32,835            63,895
                                                                 ------------      ------------      ------------      ------------
                                                                    4,150,527        10,005,464        25,025,099        28,185,529
                                                                 ------------      ------------      ------------      ------------
COST OF SALES AND OPERATING EXPENSES:
   Broker/dealer commissions ...............................        1,702,848         2,666,735         8,636,348         8,622,462
   Computer cost of sales ..................................             --           2,810,516           967,643         7,314,711
   Interest expense on convertible debentures ..............          228,977           252,461           715,689           762,001
   General and administrative ..............................        4,720,863         4,065,884        13,694,121        11,347,328
   Stock-based compensation ................................             --                --           1,177,991              --
   Depreciation and amortization ...........................          148,960           107,303           378,420           316,144
                                                                 ------------      ------------      ------------      ------------
                                                                    6,801,648         9,902,899        25,570,212        28,362,646
                                                                 ------------      ------------      ------------      ------------

     Operating income (loss) ...............................       (2,651,121)          102,565          (545,113)         (177,117)
                                                                 ------------      ------------      ------------      ------------

OTHER INCOME (EXPENSE):
     Interest income .......................................          170,468            16,725           605,664            57,110
     Interest expense ......................................          (19,738)           (9,505)          (36,610)          (27,612)
     Interest expense to related party .....................         (211,583)         (209,806)         (631,722)         (615,416)
     Other .................................................           24,112              (558)          100,469           (65,505)
                                                                 ------------      ------------      ------------      ------------
                                                                      (36,741)         (203,144)           37,801          (651,423)
                                                                 ------------      ------------      ------------      ------------

Loss before minority interest and income taxes .............       (2,687,862)         (100,579)         (507,312)         (828,540)
Minority interest in (earnings) loss .......................          (21,366)           23,384          (685,057)         (105,764)
                                                                 ------------      ------------      ------------      ------------
Loss from continuing operations before income taxes ........       (2,709,228)          (77,195)       (1,192,369)         (934,304)
Income tax expense .........................................          (22,098)          (36,370)         (639,064)         (115,539)
                                                                 ------------      ------------      ------------      ------------

Net loss ...................................................       (2,731,326)         (113,565)       (1,831,433)       (1,049,843)

Preferred dividends ........................................         (569,174)             --          (1,171,046)             --
                                                                 ------------      ------------      ------------      ------------

Net loss attributable to common shareholders ...............     $ (3,300,500)         (113,565)       (3,002,479)       (1,049,843)
                                                                 ============      ============      ============      ============

Basic and diluted loss per common share ....................     $      (0.14)            (0.01)            (0.14)            (0.06)
                                                                 ============      ============      ============      ============
  Weighted average number of common shares
     outstanding ...........................................       23,357,830        18,587,843        21,515,508        18,122,941
                                                                 ============      ============      ============      ============


See accompanying notes to unaudited consolidated financial statements.



                                      eVISION USA.COM, INC. AND SUBSIDIARIES

                         UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

                                                                          Three months ended                 Nine months ended
                                                                              June 30,                            June 30,
                                                                       2000              1999             2000               1999
                                                                       ----              ----             ----               ----
NET LOSS ...................................................      $(2,731,326)         (113,565)       (1,831,433)       (1,049,843)

Other comprehensive income (loss):
     Reclassification adjustment for gains
        arising during the period, net of tax benefit
        of $158,517 ........................................             --                --            (247,937)             --
     Foreign currency translation ..........................              884              --                 828              --
     Unrealized gain (loss) on available-for-sale
        securities, net of tax (expense) benefit of
        $(17,866), $(97,393), $10,794 and $(97,393).........           27,945           152,333           (16,883)          152,333
                                                                  -----------       -----------       -----------       -----------

COMPREHENSIVE INCOME (LOSS) ................................      $(2,702,497)           38,768        (2,095,425)         (897,510)
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

                        UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

                                         Convertible    Convertible
                                         Series B-1       Series B                   Additional
                                          Preferred      Preferred       Common       Paid-in
                                            Stock          Stock          Stock       Capital
                                         -----------    -----------      ------      ----------

Balances at September 30, 1999 .....   $      --           11,050        198,383    13,106,401

Exchange of Convertible Series
   B Preferred Stock for Convertible
   Series B-1 Preferred Stock ......        11,050        (11,050)          --            --

Issuance of Convertible  Series B-1
   Preferred Stock, net of issuance
   costs of $1,852,672 .............       138,950           --             --      11,903,378

Stock-based compensation due to
   change in terms of option grant..          --             --             --         668,750

Conversion of Convertible Series B-1
   Preferred Stock to Common Stock..          (750)          --              750          --

Issuance of common stock for
  payment of interest ..............          --             --           12,811       621,217

Issuance of common stock on
   exercise of options and warrants           --             --           25,057     1,032,229

Payment of ESOP note ...............          --             --             --            --

Preferred stock dividends ..........         3,904           --             --         385,663

Other comprehensive income (loss):
   Unrealized gain (loss) on
     available-for-sale securities..          --             --             --            --
   Foreign currency translation ....          --             --             --            --

Net loss ...........................          --             --             --            --
                                       -----------    -----------    -----------   -----------

Balances at June 30, 2000 ..........   $   153,154           --          237,001    27,717,638
                                       ===========    ===========    ===========   ===========


See accompanying notes to unaudited consolidated financial statements.


                                      7(a)

                                      eVISION USA.COM, INC. AND SUBSIDIARIES

                    UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT) (continued)

                                                     Accumulated
                                                         Other
                                       Accumulated   Comprehensive      Unearned
                                         Deficit     Income (Loss)     ESOP stock       Total
                                       -----------   -------------     ----------       -----
Balances at September 30, 1999 .....   (17,144,251)       247,937       (350,000)    (3,930,480)

Exchange of Convertible Series
   B Preferred Stock for Convertible
   Series B-1 Preferred Stock ......          --             --             --             --

Issuance of Convertible  Series B-1
   Preferred Stock, net of issuance
   costs of $1,852,672 .............          --             --             --       12,042,328

Stock-based compensation due to
   change in terms of option grant..          --             --             --          668,750

Conversion of Convertible Series B-1
   Preferred Stock to Common Stock..          --             --             --             --

Issuance of common stock for
  payment of interest ..............          --             --             --          634,028

Issuance of common stock on
   exercise of options and warrants           --             --             --        1,057,286

Payment of ESOP note ...............          --             --          350,000        350,000

Preferred stock dividends ..........    (1,171,046)          --             --         (781,479)

Other comprehensive income (loss):
   Unrealized gain (loss) on
     available-for-sale securities..          --         (264,820)          --         (264,820)
   Foreign currency translation ....          --              828           --              828

Net loss ...........................    (1,831,433)          --             --       (1,831,433)
                                       -----------    -----------    -----------    -----------

Balances at June 30, 2000 ..........   (20,146,730)       (16,055)          --        7,945,008
                                       ===========    ===========    ===========    ===========


See accompanying notes to unaudited consolidated financial statements.


                                      7(b)


                          eVISION USA.COM, INC. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                   Nine months ended June 30,
                                                                      2000           1999
                                                                      ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss ....................................................   $ (1,831,433)     (1,049,843)
Adjustments to reconcile net loss to net cash used in
      continuing operations:
      Allowance for loan impairment .........................        425,000            --
      Realized gains on sales of investment securities ......       (356,492)           --
      Gains on sales of assets ..............................        (79,123)           --
      Stock based compensation ..............................      1,177,991            --
      Issuance of common stock in payment of interest .......        634,028         562,722
      Issuance of common stock for guarantee ................           --            62,500
      Depreciation and amortization .........................        378,420         316,144
      Amortization of financing costs .......................         99,511          73,850
      Amortization of deferred rent .........................        (85,545)        (85,535)
      Accretion of discount on investments in debt securities       (185,491)       (782,945)
      Accretion of original issue discount on convertible
            debentures ......................................         57,987          91,101
      Accretion of discount on credit card receivable .......        (41,992)           --
      Minority interests in earnings ........................        685,057         105,764
      Changes in operating assets and liabilities:
         Decrease (increase) in receivables from brokers or
              dealers and clearing organizations ............       (305,431)        279,847
        Decrease (increase) in accounts receivable ..........        329,206        (990,700)
        Decrease (increase) in other accounts receivable ....       (190,112)        381,364
        Increase in accrued interest receivable .............       (867,246)        (72,585)
        Decrease (increase) in securities owned, net ........        351,133      (1,600,605)
        Increase in other assets ............................       (505,744)       (204,231)
        Increase (decrease) in accounts payable and accrued
              expenses ......................................       (201,500)      1,614,591
        Decrease in deferred revenue ........................           --          (109,670)
        Increase (decrease) in other current liabilities ....       (215,319)        458,940
                                                                ------------    ------------

Net cash used in operating activities .......................       (727,095)       (949,291)
                                                                ------------    ------------

(Continued)







See accompanying notes to unaudited consolidated financial statements.





                          eVISION USA.COM, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
                                        (Unaudited)

                                                                   Nine months ended June 30,
                                                                      2000           1999
                                                                      ----           ----
CASH FLOWS FROM INVESTING ACTIVITIES:

   Purchase of credit card receivable .......................   $ (4,645,040)           --
   Purchase of property, furniture and equipment ............     (1,309,399)       (139,186)
   Proceeds from sale of property, furniture and equipment ..         90,160            --
   Redemption of certificate of deposit .....................        575,000            --
   Purchases of available for sale securities ...............       (252,212)           --
   Purchases of debt securities .............................           --        (4,635,275)
   Proceeds from sale of debt securities ....................      2,204,608         331,250
   Acquisition of option relating to LIL Capital ............       (250,000)           --
   Investment in common stock of related party ..............       (500,000)           --
   Proceeds from repayment of ESOP note .....................        350,000            --
   Advances on notes receivable .............................     (1,150,000)           --
   Advances on notes receivable, related party ..............     (2,000,000)     (2,700,000)
   Purchases of convertible debentures ......................       (475,153)           --
   Purchases of subsidiary minority interest ................        (84,925)           --
   Other investing activities ...............................         18,361        (103,641)
                                                                ------------    ------------

   Net cash used in investing activities ....................     (7,428,600)     (7,246,852)
                                                                ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:

   Payment of cash dividends ................................       (526,694)           --
   Principal payments on borrowings .........................        (40,251)        (47,283)
   Net proceeds from issuance of convertible debentures,
         net of offering costs ..............................           --           531,334
   Net proceeds from issuance of convertible debentures to
         related party ......................................           --         1,000,000
   Net proceeds from issuance of Convertible Series B
         and B-1 preferred stock, net of offering costs .....     12,042,328         788,412
   Net proceeds from exercise of stock options ..............        413,045          22,619
   Proceeds from sale of eBanker Second Private Placement
         Units, net of offering costs .......................           --         2,155,938
   Proceeds from exercise of warrants .......................        135,000          27,435
   Other financing activities ...............................           --           (40,526)
                                                                ------------    ------------

   Net cash provided by financing activities ................     12,023,428       4,437,929
                                                                ------------    ------------




See accompanying notes to unaudited consolidated financial statements.


                                      eVISION USA.COM, INC. AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
                                                    (Unaudited)


                                                                                      Nine months ended June 30,
                                                                                     2000                   1999
                                                                                     ----                   ----
EFFECT OF EXCHANGE RATE ON CASH
   AND CASH EQUIVALENTS ....................................................    $     6,581                   --
                                                                                -----------            -----------

NET INCREASE (DECREASE) IN CASH AND
   AND CASH EQUIVALENTS ....................................................      3,874,314             (3,758,214)

CASH AND CASH EQUIVALENTS, BEGINNING OF
   PERIOD ..................................................................      7,593,772              9,112,652
                                                                                -----------            -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD ...................................    $11,468,086              5,354,438
                                                                                ===========            ===========


SUPPLEMENTAL DISCLOSURES RELATED TO STATEMENTS OF CASH FLOWS

Cash payments for interest .................................................    $   795,800                384,603
                                                                                ===========            ===========

Cash payments for income taxes .............................................    $    25,000                   --
                                                                                ===========            ===========

Other investing and financing activities:

Common stock issued for interest ...........................................    $   634,028                562,722
                                                                                ===========            ===========

Common stock issued for guarantee ..........................................    $      --                   62,500
                                                                                ===========            ===========

Equipment financed under capital lease .....................................    $      --                  180,867
                                                                                ===========            ===========

Preferred stock issued for payment of dividends ............................    $   389,567                   --
                                                                                ===========            ===========

Amounts due on credit card receivable purchase .............................    $ 2,980,022                   --
                                                                                ===========            ===========

Purchase of real estate under mortgage financing ...........................    $   862,375                   --
                                                                                ===========            ===========

Unearned discount on credit card receivable ................................    $ 1,855,863                   --
                                                                                ===========            ===========




See accompanying notes to unaudited consolidated financial statements.

                     eVISION USA.COM, INC. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

These interim financial statements should be read in conjunction with the Annual Report on Form 10-K for the year ended September 30, 1999. Operating results for the nine months and three months ended June 30, 2000, are not necessarily indicative of the results that may be expected for the year ending September 30, 2000. Certain reclassifications have been made to prior periods' consolidated financial statements to conform to current period presentation.

Recent Accounting Pronouncements

In December 1999, the Securities and Exchange Commission (Commission) issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements," which provides guidance with respect to revenue recognition issues and disclosures. As amended by SAB No. 101B, the Company is required to implement the provisions of SAB No. 101 no later than the fourth quarter of the fiscal year ending September 30, 2001. The Company does not believe SAB No. 101 will have a material impact on its financial statements.

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

American Fronteer Financial Corporation

American Fronteer Financial Corporation (American Fronteer or AFFC) is registered as a broker/dealer with the Commission, is a member of the National Association of Securities Dealers, Inc. (NASD) and the Boston Stock Exchange, is an associate member of the American Stock Exchange, and is registered as a securities broker/dealer in all 50 states. American Fronteer's business consists of providing retail securities brokerage and investment services, trading fixed income and equity securities, providing investment banking services to corporate and municipal clients, managing and participating in underwriting corporate and municipal securities, and selling a range of professionally managed mutual funds and insurance products.

                     eVISION USA.COM, INC. AND SUBSIDIARIES
eBanker USA.com, Inc.

Fronteer Development Finance Inc., a Delaware corporation (Fronteer Development), was incorporated in the state of Delaware in March 1998 to operate as a finance company. eCredit Income Growth, Inc., formerly Fronteer Income Growth Inc. (eCredit), a wholly owned subsidiary of Fronteer Development, was incorporated in September 1998 under the International Business Companies Ordinances of the Territory of the British Virgin Islands. In March 1999, Fronteer Development was merged into eBanker USA.com, Inc. (eBanker), a Colorado corporation, formed primarily for the purpose of effectuating a name change to eBanker and becoming a Colorado corporation. eBanker is a consolidated subsidiary of eVision. eVision owns all of the outstanding preferred stock of eBanker which entitles eVision to 50% of the votes to elect the members of the board of directors. During the nine months ended June 30, 2000, eVision purchased 56,000 shares of eBanker common stock, 280,000 common stock warrants and convertible debentures of $560,000 from eBanker shareholders for $571,628. eVision also purchased 307,692 shares of common stock of eBanker for $1,999,998. As a result, eVision owned 39% of the outstanding common stock of eBanker as of June 30, 2000.

In March 2000, eBanker acquired from MBf Card International Limited (MBf) a credit card receivable for a total consideration of $7,625,062. The book value of the credit card receivable as of January 31, 2000 was approximately $9,343,709. Under the terms of the agreement, eBanker purchased the total of most receivables (principal and interest) due to MBf. The portfolio, as of January 31, 2000, consisted of approximately 92% of current accounts receivable and approximately 8% of 1 to 30 days past due accounts receivable, which was subject to certain adjustments to the purchase price. Sixty percent of the initial consideration, or $4,645,040, was paid at the time of closing with the remainder of $3,096,693 due in September 2000. Of the total purchase discount of $1,601,976, $800,000 was allocated to an allowance for doubtful accounts and the remainder is being amortized to income over a period of 18 months.

Online Credit Limited has since acquired MBf and changed the name of MBf to Online Credit Card Limited (OCCL). OCCL processes the credit card transactions for eBanker, which includes collections of principal and interest. On a monthly basis, OCCL remits their collections to eBanker. eBanker has agreed to terms with OCCL whereby eBanker earns 10% interest on the outstanding credit card receivable in lieu of OCCL remitting collected interest and charging a fee for processing collections. As of June 30, 2000, OCCL had collected approximately $3.9 million on behalf of eBanker. eBanker has reflected the remaining amount due in September 2000 on the purchase with the cash collected by OCCL. The result was a net receivable from OCCL of $829,233, which is included in the accompanying balance sheet in accounts receivable, related party. Approximately $700,000 of this balance has been subsequently remitted to eBanker.

                     eVISION USA.COM, INC. AND SUBSIDIARIES

Skyhub Far East, Inc.

On January 24, 2000, eVision entered into an agreement whereby eVision agreed to issue 1,185,209 shares of eVision's common stock in exchange for 60% of the outstanding common shares of Gemtron International Global Ltd., which was renamed Skyhub Far East, Inc. (Skyhub). The Skyhub shares were issued in April 2000; of the 60% of the outstanding shares of Skyhub issued, 57% were issued to eVision and 3% were issued to eBanker for providing a loan commitment to Skyhub on behalf of eVision as described below. Skyhub was incorporated in the British Virgin Islands on December 28, 1998 and its only operations during 1999 consisted of minimal contracts for services. On May 5, 2000, the shareholders of eVision approved the amendment to eVision's Articles of Incorporation that increased the number of shares of common stock eVision is authorized to issue. In May 2000, eVision issued 1,185,209 restricted shares of eVision's common stock to Skyhub. eVision agreed that the value of the 1,185,209 shares of eVision common stock would be no less than $3,000,000 when sold in an orderly manner in the open market. Any shortfall will be made up by eVision in cash.

In the interim period between the date of the agreement and the annual meeting of the shareholders on May 5, 2000, eVision agreed to provide Skyhub with approximately $3,000,000 in financing for the 60% interest in Skyhub. eVision agreed to make available to Skyhub a short term loan in the maximum amount of $1,500,000 pursuant to one or more promissory notes from Skyhub to eVision or a subsidiary or affiliate of eVision and subject to certain additional terms, provisions and conditions. On February 18, 2000, eBanker entered into a loan commitment agreement with Skyhub and eVision. eBanker committed to loan Skyhub, on behalf of eVision, up to $1,500,000. The loan will bear interest at the rate of 12% per annum, payable every six months, with the principal due one year from the date of the draw on the loan. On February 18, 2000, eBanker advanced Skyhub $1,000,000 of the loan commitment. The $1,000,000 is due February 17, 2001.

eBiz Web Solutions, Inc.

eBiz Web Solutions, Inc. (eBiz Web Solutions), formerly NeuroWeb Canada, Inc., a Canadian corporation and a wholly owned subsidiary of eVision, has commenced operations as a website development company. In addition to website development for the parent and subsidiaries, eVision, eBanker and AFFC, eBiz Web Solutions contracts with other commercial enterprises. There are approximately 32 employees of eBiz Web Solutions and their offices are located in Vancouver, British Columbia Canada.

Global Growth Management Inc.

In January 2000, eVision acquired 100% of the outstanding stock of Global Growth Management Inc. (Global Growth), a Canadian corporation, from Robert H. Trapp, an officer and director of eVision, for $1. There were no assets or liabilities of Global Growth. In January 2000, Global Growth entered into an agreement to purchase real property in Vancouver, British Columbia Canada, subject to certain general conditions. The property is commercial real estate that would serve as the offices for eBiz Web Solutions. In May 2000, the purchase was completed in the amount of $1,379,800, which was paid in cash of $517,425 and the balance was paid with a mortgage note in the amount of $862,375, that is due May 5, 2005, and bears interest at 9.6% per year for a term of five years.

                     eVISION USA.COM, INC. AND SUBSIDIARIES

Q6 Technologies, Inc.

Q6 Technologies, Inc. (Q6 Technologies), is a Colorado corporation formed in March 1999 by Q6 Group, LLC, a Pennsylvania limited liability company, and eVision. On June 18, 1999, Q6 Technologies acquired from eVision 72.8% of the outstanding common stock of Secutron Corp., a Colorado corporation that designed, developed, installed, marketed and supported software systems for the securities brokerage industry (Secutron). Q6 Technologies' interest in Secutron was acquired in the early formation and capitalization of Q6 Technologies. Q6 Technologies subsequently increased its ownership of Secutron to approximately 78% in September 1999 and 97% in December 1999 primarily in connection with the settlement of a lawsuit by eVision and Secutron. Q6 Technologies determined that the businesses of Secutron and its wholly owned subsidiary, MidRange Solutions Corp. (MidRange), were not an appropriate part of Q6 Technologies' long-term business strategy.

Effective December 17, 1999, Q6 Technologies transferred its ownership interest in Secutron, which included MidRange, back to eVision in return for the cancellation of 5,000,000 shares of Class B Common Stock of Q6 Technologies previously held by eVision and certain contractual concessions. eVision continues to hold 944,444 shares of Class A Common Stock and 555,556 shares of Class B Common Stock of Q6 Technologies. As a result of this transaction, eVision owns approximately 12% of Q6 Technologies, which is accounted for using the cost method of accounting for investments in common stock.

On December 29, 1999, Q6 Technologies commenced a private placement of 2,000,000 shares of its Class B Common Stock at $3.00 per share. AFFC is acting as placement agent and will receive a commission of 10% and a nonaccountable expense reimbursement of 3% of the gross proceeds. In addition, AFFC received 500,000 shares of the Class B Common Stock. The offering will continue until all 2,000,000 shares are sold or until August 18, 2000, unless extended by mutual agreement between AFFC and Q6 Technologies. The 500,000 shares of Class B Common Stock owned by AFFC represent approximately 4% of the total outstanding common shares. Consequently, eVision and AFFC own a total of 16% of the outstanding common shares of Q6 Technologies.

NOTE 3.  INVESTMENTS IN SUBSIDIARIES

Fronteer Capital Inc.

On July 30, 1999, eVision entered into a Stock Purchase Agreement with Ladsleigh Investments Limited, BVI whereby eVision agreed to sell and Ladsleigh agreed to purchase 100% of the stock of Fronteer Capital Inc., now known as LIL Capital Inc., for $3,000,000, excluding cash and warrants to purchase equity in a publicly traded company. The primary assets were approximately 122,084,000 shares of the common stock of Online Credit International Limited (Online International) that were originally purchased in open market transactions on the Hong Kong Stock Exchange and that were accounted for as trading securities. The purchase price was paid in cash of $150,000 and in the form of a promissory note for $2,850,000, which bore interest at 14% and was due July 30, 2000. To secure the promissory note, eVision held all the primary assets of LIL Capital in escrow.

                     eVISION USA.COM, INC. AND SUBSIDIARIES

On March 2, 2000, Ladsleigh sold the Company a ten year option to reacquire all of the outstanding stock of LIL Capital. The price of the option was $250,000. On July 1, 2000, eVision exercised the option by canceling the $2,850,000 promissory note and the accrued interest thereon of $371,292 that was issued by Ladsleigh to eVision in connection with the purchase by Ladsleigh of LIL Capital. The assets of LIL Capital consisted primarily of the assets previously sold to Ladsleigh. Call options for 109,600,000 shares of Online International that were included as a part of the assets of LIL Capital have been sold by LIL Capital to unaffiliated parties. An option for 100,000,000 shares had an exercise price of approximately $0.046 per share and an option for 4,600,000 shares had an exercise price of approximately $0.052 per share. Neither of these two options could be exercised until the common stock of Online International traded at approximately $0.19 per share or higher. The remaining option for 5,000,000 shares was exercisable at an average price of approximately $0.052 per share. All of the options expired on July 25, 2000. As of June 30, 2000, LIL Capital's assets consisted primarily of 123,294,000 shares of common stock and 24,416,800 common stock warrants of Online International. As of June 30, 2000, the assets had a market value of approximately $3,046,147, and a book value of $3,471,292. Consequently eVision has recorded an asset impairment allowance for $425,000. Subsequent to June 30, 2000, eVision may record an additional $550,000 as unrealized loss on securities based on the current market.

Global Med Technologies, Inc.

In June 2000, eVision purchased 1,000,000 shares of restricted common stock of Global Med Technologies, Inc. (Global) for $500,000.

NOTE 4.  CONVERTIBLE SERIES B-1 PREFERRED STOCK

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

On September 27, 1999, eVision commenced a private offering of 1,500,000 shares of its Convertible Series B-1 Preferred Stock at a price of $10.00 per share. The 1,500,000 shares include 110,500 shares that were being offered in exchange for the outstanding Convertible Series B Preferred Stock on a one-for-one basis. The Convertible Series B-1 Preferred Stock was offered by American Fronteer, which was issued 150,000 warrants that allow the holder to purchase shares of eVision's Convertible Series B-1 Preferred Stock at a purchase price of $12.00 per share for five years. American Fronteer also received a commission of 10% and a nonaccountable expense allowance of 3% of the total amount sold in the offering. The offering closed on January 15, 2000. For the period October 1, 1999 through the closing, 1,389,500 shares of Convertible Series B-1 Preferred Stock were sold for adjusted proceeds of $12,042,328, net of offering costs of $1,852,672.

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

Effective as of October 31, 1999, the Company had paid total dividends of $70,350, comprised of $37,520 paid in cash and $32,831 paid in shares of Convertible Series B-1 Preferred Stock. Of this amount, $48,154 had been accrued during the year ended September 30, 1999.

Effective as of April 30, 2000, the Company had paid total dividends of $764,434, comprised of $407,698 paid in cash and $356,736 paid in shares of Convertible Series B-1 Preferred Stock.

NOTE 5.  STOCKHOLDERS' EQUITY (DEFICIT)

As of September 30, 1999, the Employee Stock Ownership Plan of eVision had a note payable to eVision that was secured by shares of eVision common stock. During the quarter ended December 31, 1999, the loan amount of $350,000 plus accrued interest of $212,007 was paid in full.

During the nine months ended June 30, 2000, the Company issued a total of 2,505,657 shares of common stock upon the exercise of stock options and warrants. Cash proceeds for the exercises were $548,045. Included in the total shares are 739,768 shares of common stock that were issued in cashless exercises of options to purchase 1,040,000 shares of common stock and resulted in stock-based compensation expense of $509,241.

During the nine months ended June 30, 2000, the Company granted options to employees to purchase 2,369,000 shares of the Company's common stock at prices ranging from $0.20 to $2.87 per share. The options vest over 0 to 5 years and are exercisable for a period of ten years.

                     eVISION USA.COM, INC. AND SUBSIDIARIES

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

Also on January 16, 2000, a similar earnings requirement provision for options held by certain directors was eliminated. The grants, previously made to two directors for a total of 250,000 shares, had a provision that earnings per share had to be $0.10 before any options would vest. The exercise price was not amended and this resulted in stock-based compensation expense of $668,750 for the nine month period ended June 30, 2000.

During the nine months ended June 30, 2000, eVision paid the interest accrued to Online Credit Limited (Online Credit) on the convertible debentures, related party through March 31, 2000 by the issuance of 1,281,090 shares of common stock of eVision. Accrued interest on the convertible debentures as of June 30, 2000 was $209,806, which was paid by the issuance of 423,924 shares of common stock in July 2000.

NOTE 6.  NOTES RECEIVABLE

In April 2000, eBanker made available, to an unaffiliated individual in Singapore, $1,000,000 under a short term revolving loan facility that is due December 30, 2000, and bears interest at 18% per annum that is due and payable upon maturity. Accrued interest at June 30, 2000 was $45,000.

NOTE 7.  NOTES RECEIVABLE, RELATED PARTY

Global Med Technologies, Inc.

As of June 30,  2000 and  September  30,  1999,  eBanker  had  loaned a total of
$5,400,000  and  $3,400,000,   respectively,  to  Global  under  three  separate
agreements as follows:

                                                                            June 30,         September 30,
                                                                              2000               1999
                                                                            -------          ------------

Promissory notes on initial lines of credit with eBanker .............   $2,650,000         $2,650,000
Promissory notes on $2,000,000 line of credit with eBanker ...........    2,000,000               --
Bridge loan with eBanker .............................................      750,000            750,000
                                                                         ----------         ----------

                                                                         $5,400,000         $3,400,000
                                                                         ==========         ==========

                     eVISION USA.COM, INC. AND SUBSIDIARIES

The $2,650,000 loan which was originally due April 15, 1999, was extended until April 15, 2000, and the previous default conversion price of $0.05 per share increased to $0.25 per share. In April 2000, the principal and interest on the loan was further extended to January 10, 2001, and the conversion feature was increased to the then $1.6875 market price per share of the common stock, in consideration of a financing fee payable in 78,519 shares of common stock of Global. If the loan's accrued interest or principal is not repaid in 270 days, the loan's interest and principal due date will be automatically extended to April 15, 2001, at which time the conversion features will terminate. Interest will continue to accrue on the balance at 12% interest per annum and ten year warrants exercisable for common shares of Global at an exercise price of $0.50 will be issued to eBanker. The number of warrants will be equal to the entire principal and interest amount divided by the new exercise price.

In October 1999, the Company entered into an agreement with Global and Online Credit for a bridge loan in the amount of $2,000,000, originally extended by Online Credit to Global. The line of credit was convertible, at Online Credit's option, into shares of Global's common stock at a price $1.15 per share and was originally due on April 12, 2000. In April 2000, the principal and interest on the loan was extended to January 7, 2001, in consideration of a financing fee payable in 59,259 shares of common stock of Global. If the loan's accrued interest or principal is not repaid in 270 days the loan's interest and principal due date will be automatically extended to April 15, 2001, at which time the conversion features will terminate. Interest will continue to accrue on the balance at 12% per annum, and ten year warrants exercisable for common shares of Global at an exercise price of $0.50 will be issued to eBanker. The number of warrants will be equal to the entire principal and interest amount divided by the new exercise price. As of June 30, 2000, Global had drawn the entire $2,000,000 on this line of credit.

The $750,000 bridge loan bears interest at 12% and was originally due and payable December 31, 1999. The maturity date was extended from December 31, 1999 to September 30, 2000 in consideration of a fee of an additional 13,275 shares of common stock of Global and a change in the conversion rate to $0.50 per share. In April 2000, the principal and interest on the loan was further extended to January 1, 2001, in consideration of a financing fee payable in 22,222 shares of common stock of Global.

Accrued interest receivable from Global as of June 30, 2000 was $171,698.

NOTE 8.  REALIZED GAINS ON SALES OF INVESTMENT SECURITIES

As of September 30,1999, eVision had investments in debt securities of Asian corporations traded on the Hong Kong Stock Exchange which had a fair value of $1,991,258. During the nine months ended June 30, 2000, the investments were sold for proceeds of $2,204,608. The Company recognized realized gains from the sales of $356,492 during the nine months ended June 30, 2000.

                     eVISION USA.COM, INC. AND SUBSIDIARIES

NOTE 9. COMMITMENTS AND CONTINGENCIES

Lockup Agreement

On October 28, 1999, Global entered into a Lockup Agreement with eBanker and a Lockup Agreement with eVision. The agreements provide that eBanker and eVision will not, between October 28, 1999 and October 28, 2000, without Global's prior written consent, publicly offer, sell, contract to sell, grant any option for the sale of, or otherwise dispose of, directly or indirectly, (i) warrants to purchase 9,000,000 shares of Global's common stock at $0.25 per share held by eBanker or warrants to purchase 1,000,000 shares of Global's common stock at $0.25 per share held by eVision and (ii) any shares (the shares, and, together with the warrants, the Securities) of common stock issuable upon the exercise of the warrants; provided, however, that eBanker or eVision may offer, sell, contract to sell, grant an option for the sale of, or otherwise dispose of all or any part of the Securities or other such security or instrument of Global during such period if such transaction is private in nature and the transferee of such Securities or other securities or instruments agrees, prior to such transaction, to be bound by all of the provisions of the lockup agreements. In exchange for entering into the agreements, eBanker and eVision were issued 450,000 shares and 50,000 shares of common stock of Global, respectively.

In addition, the agreements provide (i) eBanker and eVision will not be restricted from disposing of the Securities in the event that an unaffiliated third party commences a tender offer for the outstanding common stock, and (ii) eBanker and eVision will not be restricted from disposing of 450,000 and 50,000, respectively, of the Securities in the aggregate if the closing sale price for the Global common stock on the principal market on which it then trades equals or exceeds $5.00 per share for any ten consecutive trading day period preceding the date of such sale, and (iii) that there will be no restrictions upon the ability of eBanker or eVision to exercise the warrants.

Online Credit Limited

The Company previously issued Online Credit a ten year $4,000,000 10% Convertible Debenture that is convertible into shares of common stock of the Company and an option to purchase an $11,000,000 12% Convertible Debenture that is convertible into shares of common stock of the Company. The current balance of the convertible debentures is $8,000,000. The option to purchase the $11,000,000 12% Convertible Debenture has $7,000,000 available under option. The principal is due in ten years except for one installment of $500,000 that was due in March 2000. In consideration of a fee of $15,000, the due date of this installment was extended to March 2001.

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

                     eVISION USA.COM, INC. AND SUBSIDIARIES

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

NOTE 10.  SEGMENT DISCLOSURE

For the Nine Months Ended June 30, 2000


                                                                 Q6 and
Consolidated                                       AFFC        eServices*     eBanker         Others      Eliminations     Total
------------                                       ----        ---------      -------         ------      ------------     -----
Revenues from
   unaffiliated customers ..................   $20,182,242     1,355,073      2,502,094       985,690           --       25,025,099
Intersegment revenues ......................          --          91,644        139,460     1,205,865     (1,436,969)          --
                                               -----------   -----------    -----------   -----------    -----------    -----------
Total revenues .............................    20,182,242     1,446,717      2,641,554     2,191,555     (1,436,969)    25,025,099
                                               ===========   ===========    ===========   ===========    ===========    ===========

Operating income (loss) ....................     1,047,491      (379,930)     1,495,431    (2,535,251)      (172,854)      (545,113)
Other income (expense), net ................        84,601       105,140        143,196      (392,899)        97,763         37,801
                                               -----------   -----------    -----------   -----------    -----------    -----------
Income (loss) from operations
   before  minority interest and
   income taxes ............................     1,132,092      (274,790)     1,638,627    (2,928,150)       (75,091)      (507,312)
                                               ===========   ===========    ===========   ===========    ===========    ===========
Depreciation and
   amortization ............................       303,751        49,980           --          24,689           --          378,420
                                               ===========   ===========    ===========   ===========    ===========    ===========

Capital expenditures .......................   $   111,013       475,967           --       1,572,271           --        2,159,251
                                               ===========   ===========    ===========   ===========    ===========    ===========
Identifiable assets as of
   June 30, 2000  ..........................   $ 6,650,830     1,757,576     19,309,862    20,999,761    (13,787,364)    34,930,665
                                               ===========   ===========    ===========   ===========    ===========    ===========

*Q6 Technologies was consolidated for only a portion of the nine months ended June 30, 2000.

                     eVISION USA.COM, INC. AND SUBSIDIARIES

For the Nine Months Ended June 30, 1999


                                                         Q6 and
Consolidated                               AFFC         eServices        eBanker         Others           Eliminations     Total
------------                               ----         ---------        -------         ------           ------------     -----
Revenues from
   unaffiliated customers ..........   $ 17,704,304       8,025,538       1,196,420       1,259,267            --        28,185,529
Intersegment revenues ..............           --           300,000          77,186         300,000        (677,186)           --
                                       ------------    ------------    ------------    ------------    ------------    ------------
Total revenues .....................     17,704,304       8,325,538       1,273,606       1,559,267        (677,186)     28,185,529
                                       ============    ============    ============    ============    ============    ============

Operating income (loss) ............     (1,082,318)        416,645         213,715         352,027         (77,186)       (177,117)
Other expense, net .................        (11,691)           (993)        (26,528)       (689,397)         77,186        (651,423)
                                       ------------    ------------    ------------    ------------    ------------    ------------
Income (loss) from operations
   before minority interest and
   income taxes ....................     (1,094,009)        415,652         187,187        (337,370)           --          (828,540)
                                       ============    ============    ============    ============    ============    ============
Depreciation and
   amortization ....................        285,621          26,268            --             4,255            --           316,144
                                       ============    ============    ============    ============    ============    ============

Capital expenditures ...............   $    126,684           8,076            --             4,426            --           139,186
                                       ============    ============    ============    ============    ============    ============
Identifiable assets as of
   June 30, 1999  ..................   $  5,444,721       2,867,487      13,351,602       9,526,853      (7,936,262)     23,254,401
                                       ============    ============    ============    ============    ============    ============

     The  following  is  a  summary  of  information   regarding  the  Company's
     operations by geographical area:

                                         Nine months ended June 30,
                                            2000            1999
                                            ----            ----
            Revenue:
               United States .......   $ 24,835,980    $ 28,185,529
               Canada ..............        189,119            --
               Asia ................           --              --
                                       ------------    ------------
                                       $ 25,025,099    $ 28,185,529
                                       ============    ============

            Operating income (loss):
               United States .......   $   (214,834)   $   (177,117)
               Canada ..............       (169,641)           --
               Asia ................       (160,638)           --
                                       ------------    ------------
                                       $   (545,113)   $   (177,117)
                                       ============    ============

            Identifiable assets:
               United States .......   $ 32,227,200    $ 23,254,401
               Canada ..............      1,824,424            --
               Asia ................        879,041            --
                                       ------------    ------------
                                       $ 34,930,665    $ 23,254,401
                                       ============    ============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

NINE MONTHS ENDED JUNE 30, 2000 COMPARED TO NINE MONTHS ENDED JUNE 30, 1999.

Revenues for the nine months ended June 30, 2000 were $25,025,099, a decrease of $3,160,430 or 11.2% from the revenues of $28,185,529 for the nine months ended June 30, 1999. The decrease relates primarily to decreased computer hardware and software operations of $6,422,793, decreased investment banking revenue of $453,818, and decreased unrealized gain on securities of $1,224,834. These decreases are partially offset by increased brokerage commissions of $861,975; an increase in trading profits of $3,584,288; and $356,492 of realized gains on sales of investment securities.

The increase in brokerage commissions of $861,975 or 6.1% is due primarily to an increase in trading activity. Customer transactions increased 3.4% for the nine months ended June 30, 2000 compared to the nine months ended June 30, 1999.

Trading profits increased $3,584,288 for the nine months ended June 30, 2000 due primarily to general market conditions and sales of the positions in certain securities at a significant profit.

The realized gain on the sale of investment securities primarily relates to the sale of the investments in debt securities held by eBanker; which were sold during the first and second quarters of the fiscal year ending September 30, 2000. The unrealized gains on investments in securities decreased $1,224,834 primarily because the investments to which they related were sold and the resulting gains are classified as realized gains.

Computer hardware and software revenues for the nine months ended June 30, 2000 and 1999 were $1,602,745 and $8,025,538, respectively. The associated costs of computer sales were $967,643 and $7,314,711 for the nine months ended June 30, 2000 and 1999, respectively. In December 1999, the Company's computer technology segment shifted its focus from the operations of Secutron, which is mainframe or minicomputer based, to Corporate Net Solutions and eBiz Web Solutions. Corporate Net Solutions is a technology company which offers telecommunications products and services, web hosting facilities, and the management of corporate local and wide area networks. Coupled with Corporate Net Solutions is eBiz Web Solutions which is a web development and software engineering company.

During the nine months ended June 30, 1999, the Company invested, through its subsidiary, eBanker, in debt securities of various corporations, which are traded on foreign stock exchanges. The debt securities carried a premium redemption value over the face amount of each security. If the security were held-to-maturity, eBanker would have received a guaranteed premium above the face value. The purchase discount and the premium for holding each security to maturity were being accreted to interest income over the remaining life of the security. Interest income for the nine months ended June 30, 2000 and 1999 was $1,451,859 and $1,201,051, respectively. For the nine months ended June 30, 1999, interest income included interest on these investments in debt securities and interest on notes receivable.

Interest income for the nine months ended June 30, 2000 primarily consists of the interest paid on the repayment of the ESOP note, and interest on the outstanding notes receivable and notes receivable, related party as the investments in debt securities were sold during the latter part of the year ended September 30, 1999 and during the quarter ended March 31, 2000.

A portion of the proceeds of the $4,000,000 convertible debenture purchased by Online Credit in December 1997 was used to purchase approximately 116,430,000 shares of the common stock of Online International in open market transactions on the Hong Kong Stock Exchange at an average price of approximately $0.02 per share. For the nine months ended June 30, 1999 the Company had recognized an unrealized gain of $1,190,740 on the investment. For the nine months ended June 30, 2000, the loss of $34,094 pertained to various other investments.

Professional fees revenue of $250,607 for the nine months ended June 30, 2000 represents fees for services received by Corporate Net Solutions, eVision Corporate Services and eBiz Web Solutions. Types of services provided include computer networking, accounting and legal, and website development.

Interest expense on the convertible debentures of eBanker for the nine months ended June 30, 2000 and 1999 was $715,689 and $762,001, respectively. The decrease is due to the purchase of debentures outstanding by eVision.

The increase in general and administrative expenses for the nine months ended June 30, 2000 of $2,346,793 or 20.7% over the comparable prior period reflects increased expenses associated with the addition of staff assigned to eBiz Web Solutions and Corporate Net Solutions, and legal and accounting fees associated with the filing of certain registration statements with the SEC. In addition, eVision recognized an asset impairment for LIL Capital of $425,000.

Interest income increased from $57,110 for the nine month period ended June 30, 1999 to $605,664 for the nine month period ended June 30, 2000. The increase is due to the higher levels of investable cash during the nine months ended June 30, 2000 resulting from sales of Convertible Series B-1 Preferred Stock and sales of investments in debt and equity securities.

The loss before minority interest and income taxes for the nine months ended June 30, 2000 and 1999 was $507,312 and $828,540, respectively. The primary reason for the decrease in the loss was due to increased interest income.

The minority interest in earnings primarily represents the minority interest investments in eBanker. The provision for income taxes relates to eBanker's earnings for the nine month periods ended June 30, 2000 and 1999.

For the nine month period ended June 30, 2000, the net loss attributable to common shareholders was $3,002,479, or $0.14 per share, on revenues of $25,025,099 compared to a net loss attributable to common shareholders for the nine month period ended June 30, 1999 of $1,049,843, or $0.06 per share, on revenues of $28,185,529. The primary reason for the increase in net loss was due to preferred dividends, the decreases in unrealized gain on securities, increases in general and administrative expenses and stock based compensation, offset by trading profits.

THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THREE MONTHS ENDED JUNE 30, 1999

Revenues for the three months ended June 30, 2000 were $4,150,527, a decrease of $5,854,937 or 58.5% from the revenues of $10,005,464 for the three months ended June 30, 1999. The decrease primarily relates to decreased computer hardware and software operations revenue of $3,078,874; decreased brokerage commissions of $1,156,634; decreased investment banking revenue of $370,367; decreased trading profits of $477,977 and decreased unrealized gains on securities of $876,900, partially offset by the increased professional fees revenue of $199,139.

The decrease in brokerage commissions of $1,156,634 or 26% is due primarily to general market conditions. Customer transactions and the average commission per transaction ticket decreased approximately 17.1% and 17.9%, respectively, for the three months ended June 30, 2000 compared to the three months ended June 30, 1999.

Trading profits decreased $477,977 due primarily to general market conditions.

Computer hardware and software revenues for the three months ended June 30, 1999 were $3,078,874. In December 1999, the Company's computer technology segment shifted its focus from the operations of Secutron, which is mainframe or minicomputer based, to Corporate Net Solutions and eBiz Web Solutions, which are in their initial stages of development of network and Internet related applications for personal computers.

During the first quarter of the fiscal year ended September 30, 1999, the Company, through its subsidiary, eBanker, invested in debt securities of various corporations, which are traded on foreign stock exchanges. The debt securities carry a premium redemption value over the face amount of each security. If the security were held-to-maturity, eBanker would have received a guaranteed premium above the face value. The purchase discount and the premium for holding each security to maturity were being accreted to interest income over the remaining life of the security. Interest income for the three months ended June 30, 2000 and 1999 was $580,475 and $440,707, respectively. For the three months ended June 30, 1999, interest income included interest on these investments in debt securities and interest on notes receivable.

Interest income for the three months ended June 30, 2000 primarily consists of the interest on the outstanding notes receivable and notes receivable, related party as the investments in debt securities were sold during the latter part of the year ended September 30, 1999 and during the quarter ended March 31, 2000.

A portion of the proceeds of the $4,000,000 convertible debenture purchased by Online Credit in December 1997 was used to purchase approximately 116,430,000 shares of the common stock of Online International in open market transactions on the Hong Kong Stock Exchange at an average price of approximately $0.02 per share. For the three months ended June 30, 1999, the Company had recognized an unrealized gain of $856,824 on these investments in Online International. For the three months ended June 30, 2000, the unrealized loss of $20,076 pertained to various other investments.

The decrease in broker/dealer commissions expense for the three months ended June 30, 2000 compared to the prior 1999 period of $963,887 or 36.1% is primarily the result of general market conditions and correlates to the decrease in brokerage commission income.

The increase in general and administrative expenses for the three months ended June 30, 2000 of $654,979 or 16.1% over the comparable prior period reflects increased expenses associated with the addition of staff assigned to eBiz Web Solutions and Corporate Net Solutions, and legal and accounting fees associated with the filing of certain registration statements with the SEC. In addition, eVision recognized an asset impairment for LIL Capital of $425,000.

The minority interest in earnings primarily represents the minority interest investment in eBanker. The provision for income taxes relates to eBanker's earnings for the three month periods ended June 30, 2000 and 1999.

For the three months ended June 30, 2000, the Company's net loss attributable to common shareholders was $3,300,500, or $0.14 per share, on revenues of $4,150,527, compared to a net loss attributable to common shareholders of $113,565, or $0.01 per share, on revenues of $10,005,464 for the three months ended June 30, 1999. The primary reason for the increase in the net loss was due to preferred dividends, the decreases in brokerage commissions, trading profits and unrealized gains on securities as well as increases in general and administrative expenses.

Liquidity and Capital Resources

The Company, as of June 30, 2000, had $11,468,086 in cash and cash equivalents and $26,053,227 in working capital. Cash used by investing activities of $7,428,600 consisted primarily of $2,000,000 in loan advances on short-term notes receivable, related party; advances on notes receivable of $1,150,000; purchases of property, furniture and equipment of $1,309,399; investment in common stock of $500,000 and purchase of credit card receivable for $4,645,040, net of proceeds from the sale of investment securities of $2,204,608. Adjusted net proceeds from issuance of Convertible Series B-1 Preferred Stock of $12,042,328 primarily provided cash to fund other operating activities.

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

On September 27, 1999, eVision commenced a private offering of 1,500,000 shares of its Convertible Series B-1 Preferred Stock at a price of $10.00 per share. Included in the 1,500,000 shares were 110,500 shares that were being offered in exchange for the Convertible Series B Preferred Stock outstanding on a one-for-one basis. The offering closed on January 15, 2000. For the period October 1, 1999 through the closing, 1,389,500 shares of Convertible Series B-1 Preferred Stock were sold for adjusted proceeds of $12,042,328, net of offering costs of $1,852,672. The Convertible Series B-1 Preferred Stock was offered by American Fronteer, which was issued 150,000 warrants that allow the holder to purchase shares of eVision's Convertible Series B-1 Preferred Stock at a purchase price of $12.00 per share for five years. American Fronteer also received a commission of 10% and a nonaccountable expense allowance of 3% of the total amount sold in the offering.

During 1998, eBanker extended Global a line of credit in the amount of $2,650,000 which is now due January 2001, bears interest at the rate of 12% per annum and is convertible into common shares of Global at $1.6875 per share. In May 1999, eBanker extended Global a $750,000 bridge loan that is now due on January 1, 2001 and that accrues interest at an interest rate of 12% per annum. The loan can be converted into shares of common stock of Global at any time prior to the due date at $0.50 per share. On October 4, 1999, eBanker extended Global a $2,000,000 bridge loan commitment. Outstanding principal amounts under the loan are now due in January 2001 and accrue interest at a rate of 12% per annum. The loan can be converted into shares of common stock of Global at any time prior to the due date at $1.15 per share.

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

eVision faces four types of market risk: foreign exchange rate risk, equity price risk, interest rate risk and credit risk.

         Foreign Exchange Rate Risk. Foreign exchange rate risk arises from the possibility that changes in foreign exchange rates will impact the value of financial instruments. When eVision buys or sells a financial instrument denominated in a currency other than US dollars, exposure exists from a net open currency position. eVision is then exposed to a risk that the exchange rate may move against it. As of June 30, 2000 and September 30, 1999, the currency creating foreign currency risk for eVision was the Hong Kong dollar.

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

         Credit Risk. eVision is exposed to credit risk primarily in its lending activities. Credit risk results when entities to which eVision has extended loans or lines of credit are unable to repay the loans. eVision attempts to reduce the risk which exists in its lending portfolios by analyzing the attributes of the debtor entities.

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

                                                         June 30, 2000                        September 30, 1999
                                                Fair Value       Carrying Value        Fair Value      Carrying Value
                                                ----------       --------------        ----------      --------------
Foreign Exchange Rate Risk:
     Equity securities ......................   $  211,457            211,457            621,171            621,171
     Debt securities ........................         --                 --            1,991,258          1,991,258
     Credit card receivable, net ............    3,857,799          3,857,799               --                 --
     Accounts receivable,
          related party .....................      829,233            829,233               --                 --

Equity Price Risk:
     Equity securities* .....................    1,379,897          1,379,897          1,495,701          1,495,701

Credit Risk:
     Debt securities ........................         --                 --            1,991,258          1,991,258
     Credit card receivable, net ............    3,857,799          3,857,799               --                 --
     Notes receivable .......................    4,196,292          4,196,292          3,150,000          3,150,000
     Notes receivable, related party ........    5,400,000          5,400,000          3,400,000          3,400,000

Interest Rate Risk
     Convertible debentures .................    6,330,217          6,330,217          6,747,383          6,747,383
     Convertible debentures,
          related party .....................    8,000,000          8,000,000          8,000,000          8,000,000
     Notes receivable .......................    4,196,292          4,196,292          3,150,000          3,150,000
     Notes receivable, related party ........    5,400,000          5,400,000          3,400,000          3,400,000

*Includes the equity securities of the Asian corporations.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

A former candidate for employment, Jack F. Bruscianelli, filed claims on March 29, 1999 with the National Association of Securities Dealers, Inc. (NASD) against AFFC, Robert H. Taggart, Robert H. Trapp, Jodee M. Brubaker, Gary L. Cook, and John E. Shuster. The claims asserted AFFC and the individuals breached an employment contract and implied obligations of good faith and fair dealing, and asserted fraudulent inducement, misrepresentations and omissions. The former candidate for employment was claiming $450,000 in actual damages; $900,000 in punitive damages; and $30,000 in attorneys' fees. The Company does not admit to the claims but believed it was in its best interest to settle the claims. On July 27, 2000, the claims were settled in the amount of $115,000.

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

ITEM 2.  CHANGES IN SECURITIES

(c)      Recent Sales of Unregistered Securities

The Company previously sold Online Credit a ten year $4,000,000 10% Convertible Debenture that is convertible into shares of common stock of the Company and an option to purchase an $11,000,000 12% Convertible Debenture that is convertible into shares of common stock of the Company. Online Credit has purchased a total of $8,000,000 in convertible debentures to date. The interest on the convertible debentures as of March 31, 2000 was paid with 852,507 shares of common stock of the Company during the three months ended June 30, 2000.

The issuance of shares for interest was made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended (1933 Act). The purchaser had access to full information concerning the Company and represented that it purchased the shares for the purchaser's own account and not for the purpose of distribution. The shares contain a restrictive legend advising that the securities represented by the shares may not be offered for sale, sold or otherwise transferred without having first been registered under the 1933 Act or unless an exemption from the registration requirements of the 1933 Act is available. No underwriters were involved in the transaction.

During the three months ended June 30, 2000, 5,000 shares of Convertible Series B-1 Preferred Stock of eVision were converted to 50,000 shares of common stock of eVision. The issuance of the common stock was made in reliance upon the exemption from registration provided by Section 4(2) of the 1933 Act and Rule 506 of Regulation D adopted under the 1933 Act. The purchasers had access to full information concerning eVision and represented that they acquired the shares for the purchasers' own accounts and not for the purpose of distribution. The certificates for the shares contain a restrictive legend advising that the shares may not be offered for sale, sold or otherwise transferred without having first been registered under the 1933 Act or unless an exemption from the registration requirements of the 1933 Act is available.

During the three months ended June 30, 2000, 1,185,209 shares of common stock of eVision were issued to Skyhub. The issuance of the common stock was made in reliance upon the exemptions from registration provided by Section 4(2) of the 1933 Act. The purchasers had access to full information concerning eVision and represented that they it acquired the shares for the purchaser's own accounts and not for the purpose of distribution. The certificate for the shares contains a restrictive legend advising that the shares may not be offered for sale, sold or otherwise transferred without having first been registered under the 1933 Act or unless an exemption from the registration requirements of the 1933 Act is available.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company's Annual Meeting of Stockholders held on May 5, 2000, the following members were elected to the Board of Directors:

                                             Votes                  Votes
                                              For                 Withheld
                                             -----                --------

            Fai H. Chan                    20,403,415              68,398
            Robert H. Trapp                20,402,415              69,398
            Kwok Jen Fong                  20,368,015             103,798
            Jeffrey M. Busch, Esq.         20,403,415              68,398
            Robert Jeffers, Jr.            20,402,415              69,398
            Tony T.W. Chan                 20,398,035              73,778

The stockholders voted to adopt an amendment to the Articles of Incorporation of the Company to increase the number of shares of common stock that are authorized to be issued from 100,000,000 to 1,000,000,000. There were 19,249,684 votes in favor of the amendment; 1,118,921 votes against the amendment; and 103,208 votes abstained.

The stockholders voted to adopt an amendment to the September 1996 Incentive and Nonstatutory Stock Option Plan to increase the number of shares of common stock of the Company that are authorized to be optioned and sold under such plan from 7,500,000 to 15,000,000. There were 12,873,422 votes in favor of the amendment; 1,509,354 votes against the amendment; 228,509 votes abstained; and 5,860,528 represented broker nonvotes.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      List of Exhibits:

         27.0     Financial Data Schedule

(b)      Reports on Form 8-K:

         There were no Current Reports on Form 8-K filed during the three months ended June 30, 2000.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  August 21, 2000                  eVISION USA.COM, INC.
                                        a Colorado Corporation


                                        By: /s/ Tony T. W. Chan
                                           -------------------------------------
                                           Tony T. W. Chan
                                           Chief Operating Officer



                                        By: /s/ Gary L. Cook
                                           -------------------------------------
                                           Secretary, Treasurer and
                                           Chief Financial Officer