Form 10-K
period 2000-09-30
EVISION USA COM INC
filed 2001-04-02
CIK 844780

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2000

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

        For the transition period from _______________ to ______________.
        Commission File Number 000-17637

eVision USA.Com, Inc.
(Exact name of Registrant as Specified in its Charter)

Colorado
(State or other jurisdiction of incorporation or organization)

45-0411501
(I.R.S. Employer Identification No.)

1700 Lincoln Street, 31st Floor
Denver, CO 80203
(Address of Principal Executive Offices)

        Registrant's telephone number, including area code:    (303) 860-6377

Securities registered pursuant to Section 12(g) of the Act:
$0.01 Par Value common stock
(Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and, (2) has been subject to such filing requirements for the past 90 days.    YES [  ] NO [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated byreference in Part III of this Form 10-K or any amendment to this Form 10-K.   [  ]

As of January 31, 2001, the aggregate market value of the Registrant’s voting stock held by non-affiliates was $7,604,983 based on the closing bid price of $0.47 per share as of that date. As of January 31, 2001, Registrant had 26,855,519 shares of its $0.01 par value common stock outstanding.

TABLE OF CONTENTS

PART I

Item                                                                                     Page
----                                                                                     ----

PART II

5.   Market for Registrant's Common Stock and Related Stockholder Matters.................17

6.   Selected Financial Data..............................................................18

7.   Management's Discussion and Analysis of Financial Condition and Results of

9.   Changes in and Disagreements with Accountants on Accounting and Financial
         Disclosure.......................................................................28

PART III

PART IV

14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K......................45

PART I

ITEM 1. BUSINESS

eVision USA.Com, Inc., is a holding company that was incorporated under the laws of the state of Colorado on September 14, 1988. eVision USA.Com, Inc. and its subsidiaries are referred to collectively as eVision or the Company. As of March 15, 2001, eVision’s consolidated subsidiaries include companies that:

        °     provide transaction processing, networking and internet based services;
        °     provide leveraged financing;
        °     provide high speed internet access via satellite; and
        °     design, develop and market information management software products for the healthcare industry.

In addition, until December 19, 2000, one of eVision’s significant subsidiaries operated as a broker/dealer in securities.

eVision is majority owned by Online Credit International Limited (Online International) and its subsidiary Online Credit Limited (Online Credit). Online International, eVision, and its subsidiary, eBanker USA.com, Inc. (eBanker), are significant shareholders of Global Med Technologies, Inc. (Global Med). eVision and eBanker hold shares of common stock and warrants to purchase shares of common stock of Global Med. In addition, Global Med has outstanding balances on various financing agreements with eBanker. eBanker has credit card accounts receivable with a subsidiary of Online International, Online Credit Card Limited (OCCL). Consequently, eVision, Online International, Online Credit, OCCL, eBanker and Global Med are considered related parties.

eVision and certain of its subsidiaries have entered into significant related party transactions with Online International or certain of its subsidiaries. Mr. Fai H. Chan, as Chairman of eVision, or other members of the Board of Directors of eVision may identify and establish the terms of various transactions into which eVision and its subsidiaries and Online International or certain of its subsidiaries may enter. Additionally, Mr. Chan is Chairman of Online International and Online International has provided funding in the past to eVision through eVision’s convertible debentures. See the discussions of such transactions in Item 13 and in Notes 1, 4, 8, 9, 10, 12, 13, 16, 17 20, 23 and 27 in the accompanying financial statements.

Certain of the lending arrangements eBanker has entered into were identified, and the terms were established, by Mr. Chan. Online International participated in certain of these lending arrangements. Additionally, certain of these arrangements are with related parties; see further discussion of these transactions in Item 13 and in Notes 3, 8, 9 and 27.

As a result of these transactions and relationships, the financial condition and results of operations of eVision may not necessarily be indicative of those that would have resulted if eVision and Online International were unaffiliated.

The Company’s investments in Global Med are accounted for under the equity method. The consolidated financial statements include all of the following majority owned or controlled companies. All significant intercompany transactions have been eliminated.

American Fronteer Financial Corporation

American Fronteer Financial Corporation (American Fronteer or AFFC), a wholly owned subsidiary of eVision, engaged in the retail stock brokerage business until December 19, 2000 when certain of its assets were exchanged for an ownership interest in an unrelated broker/dealer as discussed further below. American Fronteer was registered as a broker/dealer with the Securities and Exchange Commission (Commission), was a member of the National Association of Securities Dealers (NASD), and the Boston Stock Exchange, an associate member of the American Stock Exchange, and was registered as a securities broker/dealer in all 50 states. American Fronteer was a member of the Securities Investor Protection Corporation (SIPC) and other regulatory and trade organizations. American Fronteer was licensed to sell insurance products in certain states. Subsequent to September 30, 2000, in connection with the share purchase agreement discussed below, American Fronteer filed Form BDW to withdraw its registration as a broker/dealer with the Commission and terminated its other registrations and memberships related to its broker/dealer operations. American Fronteer’s business consisted of providing retail securities brokerage and investment services, trading fixed income and equity securities, providing investment banking services to corporate and municipal clients, managing and participating in underwriting corporate and municipal securities, and selling a range of professionally managed mutual funds and insurance products.

American Fronteer conducted its business in four operating divisions as described below. American Fronteer’s principal executive office and Denver, Colorado branch are located at One Wells Fargo Center, 1700 Lincoln Street, 31st Floor, Denver, Colorado 80203. American Fronteer also had branch offices located in San Francisco, California; Colorado Springs, Colorado; West Palm Beach, Florida; Miami Beach, Florida; Atlanta, Georgia; Chicago, Illinois; Metairie, Louisiana; Las Vegas, Nevada; Albany, New York; New York City, New York; and Dallas, Texas.

Retail Securities Brokerage Division

American Fronteer conducted its retail securities brokerage business through its retail securities brokerage division. As of September 30, 2000, American Fronteer had approximately 75 account executives and approximately 17,000 customer accounts. American Fronteer generated commission revenue when it acted as a broker on an agency basis, or as a dealer on a principal basis, to effect securities transactions for individual and institutional investors. Brokerage commissions were $17,785,074 for the year ended September 30, 2000. American Fronteer executed both listed and over the counter agency transactions for customers, executed transactions and puts and calls on options exchanges as an agent for its customers, and sold a number of professionally managed mutual funds and insurance products, primarily variable annuities. American Fronteer’s revenue from its sales of insurance products was approximately $58,854 for the year ended September 30, 2000.

Corporate Finance Division

The corporate finance division of American Fronteer provided financial advisory and capital raising services to corporate clients. Financial advisory services involved advising clients in mergers and acquisitions and in various types of corporate valuations. American Fronteer acted as a dealer, underwriter and selling group member in public and private offerings of equity securities. During the year ended September 30, 2000, American Fronteer earned revenue of approximately $727,891 from its investment banking activities.

Trading Division

Trading securities involved the purchase and sale of securities by American Fronteer for its own account. Profits and losses were derived from the spread between bid and ask prices and market increases or decreases for the individual security during the holding period. American Fronteer made markets in corporate equities and traded in municipal and corporate bonds and government securities. As of September 30, 2000, American Fronteer made markets in 23 stocks. American Fronteer no longer makes a market in any stocks.

Public Finance Division

The public finance division of American Fronteer provided professional financial advisory services to public entities, participated in underwriting and selling both negotiated and competitive bid municipal bond offerings, and structured and participated in municipal bond refinancings. During the year ended September 30, 2000, American Fronteer’s participation as manager of underwritings and private placements in offerings of municipal securities generated revenue of approximately $162,866.

Financial Information

For the year ended September 30, 2000, American Fronteer’s revenue of $23,178,305 accounted for approximately 78% of eVision’s total revenue of $29,773,213. American Fronteer’s revenue for the years ended September 30, 1999 and 1998 was $20,901,459, and $18,886,391, respectively. For the years ended September 30, 2000, 1999, and 1998, American Fronteer incurred operating losses of $914,147, $2,521,508, and $3,910,741, respectively. The revenues and expenses pertaining to American Fronteer in future years will be significantly reduced as discussed below.

American Fronteer Regulatory Net Capital

American Fronteer, as a registered securities broker/dealer, was subject to the Commission’s Uniform Net Capital Rule (Rule 15c3-1) and membership agreement with the NASD. In accordance with the membership agreement, American Fronteer was required to maintain “net capital” of not less than $250,000. As of September 30, 2000, American Fronteer had “net capital” of $1,072,352.

Share Purchase Agreement

On December 19, 2000, eVision acquired 24.9% of the outstanding common stock of Auerbach, Pollak and Richardson, Inc. (APR), a broker/dealer in securities, and an option to purchase an additional 15.1% of the outstanding common stock of APR for one dollar, in exchange for certain assets of American Fronteer as discussed below. The option was exercised February 27, 2001. eVision has the option to nominate two members to the board of directors of APR. The investment in APR will be accounted for under the equity method of accounting. Under the equity method, eVision will report its share of the net income or loss of APR on one line item in the financial statements. Because the transaction was an exchange of ownership interests in securities broker/dealers, the operations of American Fronteer have not been reflected as discontinued operations. See the unaudited summary proforma financial information in Note 27 in the accompanying financial statements and the unaudited proforma financial statements in Item 14 of this Annual Report on Form 10-K.

As consideration for the 24.9% interest in APR and the option, American Fronteer conveyed to APR, certain of its assets relating to its retail brokerage operations in Albany, New York; Chicago, Illinois; Atlanta, Georgia; Dallas, Texas; Colorado Springs, Colorado; San Francisco, California; and Denver, Colorado.

In conjunction with the APR transaction, it was determined by management that three American Fronteer branch offices would not be used for further operating purposes. The Company estimates that the discounted present value of future lease payments on these offices to be approximately $600,000, which potentially may be offset by sublease income or the ability to terminate the lease agreement, and will be taken as a charge to the statement of operations in the quarter ended December 31, 2000.

In March 2001, eVision and APR entered into a nonbinding letter of intent with an unrelated third party. The letter of intent provides that each of the parties will endeavor to complete a definitive agreement whereby the third party would purchase for cash a 20% equity interest in APR for $2,000,000 by no later than May 31, 2001, and have a two year option to purchase an additional 31% equity interest in APR for an additional $3,100,000, for a total of 51%. Accordingly, eVision’s ownership in APR would be reduced to approximately 20%. The completion of a definitive agreement is subject to completion of due diligence by the third party to the satisfaction of that party in its sole discretion, among other conditions.

eBanker USA.com, Inc.

General

eBanker is a consolidated subsidiary of eVision. As of September 30, 2000, eVision owned 39% of the outstanding common stock and 100% of the outstanding preferred stock of eBanker. The common shareholders of eBanker are entitled to 50% of the votes to elect the members of the board of directors and the preferred shareholder is entitled to 50% of the votes to elect the members of the board of directors. eBanker has entered into a management agreement with eVision to assist in the management of eBanker’s business including providing assistance in the (i) identification of lending opportunities, (ii) credit analysis of potential borrowers, (iii) structure of loans, including yield-enhancing equity participation and collateral arrangements and (iv) administration of loans. In exchange for such services, eVision is entitled to an annual fee equal to 10% of eBanker’s pretax profits as determined from eBanker’s annual audited financial statements.

eBanker was created with the purpose of providing a wide range of financial lending products and services. eBanker intends to identify, target and serve high-margin, global financial market segments. eBanker has been designed as a non-deposit taking, broad financial services entity, with the view of avoiding the regulations facing traditional financial institutions.

During the year ended September 30, 2000, eVision purchased 56,000 shares of eBanker common stock, 280,000 warrants to purchase common stock and convertible debentures of $560,000 from eBanker shareholders for $571,628. eVision also purchased 307,692 newly issued shares of common stock directly from eBanker for $1,999,998. As a result, eVision owned 39% of the outstanding common stock of eBanker as of September 30, 2000. Subsequent to September 30, 2000, eVision purchased 10,000 shares of eBanker common stock, 50,000 common stock warrants and convertible debentures of $100,000 from eBanker shareholders for $100,000.

Credit Card Receivable with OCCL

In March 2000, eBanker acquired from MBf Card International Limited (MBf) a non-revolving interest in certain outstanding credit card accounts receivable for a total consideration of $7,625,062, which represented a discount of $1,601,976 from the total book value of the outstanding balances of the credit card accounts receivable of $9,227,038. This total of $9,227,038 consisted of approximately 92% of current accounts receivable and approximately 8% of 1 to 30 days past due accounts receivable. Approximately 60% of the initial consideration, or $4,645,040, was paid at the time of closing and the remaining balance was offset against collections on the related credit card receivables . Of the total purchase discount of $1,601,976, $800,000 was allocated to an allowance for doubtful accounts and the remaining discount of $801,976 is being accreted to income over a period of 18 months, the estimated life of the credit card accounts receivable.

Concurrent with the acquisition of the credit card portfolio by eBanker, Online Credit acquired MBf and changed the name of MBf to Online Credit Card Limited (OCCL). OCCL processes the credit card collections for eBanker, remits collections to eBanker on a monthly basis, and manages and absorbs the costs associated with (i) the administration and overhead of the portfolio including rent, utilities, salaries, wages, benefits, and hardware, software and other equipment costs, (ii) the underlying cards’ benefits and bonus points program, (iii) one-third of any charge-offs and (iv) providing 24-hour customer support. eBanker estimates that it paid OCCL approximately $1,413,000 related to processing collections for the year ended September 30, 2000. In addition to the accretion of the discount, eBanker earns 10% interest on the outstanding credit card accounts. For the year ended September 30, 2000, after payment of the fees related to processing collections of approximately $1,413,000, eBanker recognized interest income of approximately $393,000 plus the discount accretion of $209,279, for a total of $602,279. In addition, eBanker paid OCCL a one-time fee of approximately $100,000 related to its share of legal, audit, and other fees as part of the acquisition of the credit card accounts receivable. As of September 30, 2000, the credit card accounts receivable balance, net of unamortized discount of $592,697 and allowance for doubtful accounts of $537,840, was $2,296,398.

Financing Agreements with Global Med

In April 1998, Online Credit and Fronteer Capital entered into financing agreements with Global Med. Online Credit committed to extend a line of credit in the amount of $1,500,000 and Fronteer Capital committed to extend $1,650,000 under separate agreements. The interest rate under both agreements was 12%. In consideration for the commitments, Online Credit and Fronteer Capital were granted warrants to purchase 6,000,000 and 1,000,000 shares, respectively, of Global Med common stock exercisable at $0.25 per share. Fronteer Capital would be granted an additional warrant to acquire 5,000,000 shares of Global Med common stock at $0.25 per share upon the initial borrowing under the financing agreement. Additionally, Online Credit was granted the right to appoint five members to the board of directors of Global Med so long as there are any amounts outstanding under its original agreement. Online Credit has appointed such members to the board of directors of Global Med. In the event of default, amounts due under these commitments were convertible into common shares of Global Med at $0.05 per share.

As of September 30, 1998, Global Med had borrowed $1,500,000 on the Online Credit agreement and there were no amounts outstanding under the Fronteer Capital commitment.

In October 1998, eBanker and Global Med agreed to an assignment of the loan commitment from Fronteer Capital, excluding the warrant to purchase 1,000,000 shares of common stock issued in connection with the commitment. eBanker was issued a warrant to purchase 5,000,000 shares of Global Med common stock at $0.25 per share upon initial borrowing under the financing agreement in October 1998. Additionally, in October 1998, eBanker purchased from Online Credit $1,000,000 of its $1,500,000 total notes receivable from Global Med and a warrant to purchase 4,000,000 shares of common stock of Global Med at $0.25 per share for a total purchase price of $1,100,000. In November 1998, Global Med owed eBanker the $1,650,000 under Fronteer Capital’s original financing agreement plus the $1,000,000 under Online Credit’s original financing agreement for a total of $2,650,000. Amounts borrowed under these agreements were initially due in April 1999.

In March 1999, Online Credit exercised its remaining 2,000,000 warrants for cancellation of the remaining $500,000 it had extended to Global Med. Additionally, eBanker extended the due date for the $2,650,000 outstanding under its financing agreements with Global Med until April 15, 2000. In consideration for the extension, eBanker was paid a 2% fee in the form of 42,400 shares of Global Med common stock and the default conversion feature of the loans was increased from $0.05 per share to $0.25 per share.

In March 1999, eBanker extended a $750,000 bridge loan to Global Med due in December 1999. The bridge loan was convertible into common shares of Global Med at the rate of $1.13 per share. The bridge loan bears interest at 12% and eBanker was paid a 2% commitment fee in the form of 13,275 shares of Global Med’s common stock.

In April 1999, Online Credit entered into a bridge loan commitment with Global Med for $2,000,000 due in April 2000. The bridge loan was convertible into shares of Global Med at the rate of $1.15 per share. The bridge loan bears interest at 12% and Online Credit was paid a 5% commitment fee in the form of 86,957 shares of Global Med’s common stock.

At September 30, 1999, $3,400,000 was outstanding under eBanker’s financing agreements with Global Med and $2,000,000 remained available under the bridge loan commitment of Online Credit.

In October 1999, Online Credit, as agreed to by Global Med, assigned to eBanker its $2,000,000 bridge loan commitment to Global Med and transferred to eBanker the 86,957 shares of Global Med common stock. Also in October 1999, eVision and eBanker entered into a lock up agreement whereby Global Med issued 50,000 and 450,000 shares of its common stock to eVision and eBanker, respectively, in consideration for eVision and eBanker agreeing to restrict sales of their holdings of Global Med common stock and warrants for a period of one year.

In December 1999, the $750,000 bridge loan was extended to September 2000. In consideration for the extension, eBanker received a 2% fee in the form of 13,275 shares of Global Med common stock and the conversion rate was reduced from $1.15 per share to $0.50 per share.

In April 2000, the $2,650,000 loans and the $2,000,000 bridge loan were extended to January 2001. Under the terms of the extension, if the loans were not repaid by January 2001, they would automatically extend to April 2001, the conversion features would be eliminated and eBanker would be granted warrants to acquire Global Med common stock at $0.50 per share. The number of warrants to be issued would be based on the total principal and interest outstanding divided by the exercise price of $0.50 per share. A conversion feature was added to the $2,650,000 loan that entitled eBanker to convert the loan into shares of Global Med common stock at a rate of $1.68 per share. Additionally, the $750,000 bridge loan was extended to January 2001. In consideration for these extensions, eBanker was paid a 2% fee in the form of 160,000 shares of Global Med common stock.

At September 30, 2000, a total of $5,400,000 was outstanding under the financing agreements between eBanker and Global Med and there were no remaining amounts available under the commitments.

In November 2000, eBanker agreed to exercise warrants to purchase 8,000,000 shares of common stock of Global Med at $0.25 per share in exchange for canceling $2,000,000 of its notes receivable from Global Med. The remaining $3,400,000 outstanding under the various financing agreements and accrued interest of $428,700 were combined into one agreement and the due date was extended to July 1, 2001. Global Med agreed to pay interest of 12% per annum on a semi-annual basis, with the first interest payment due May 19, 2001. The 8,000,000 shares of common stock were issued on February 28, 2001. In consideration for the extension of the remaining principal and interest, eBanker received a fee of 5% payable in 197,600 shares of common stock of Global Med. If the principal and interest are not paid in full by July 1, 2001 the due date of the principal will automatically be extended to July 1, 2003. Additionally, eBanker will be issued warrants to acquire up to 10,168,430 shares of Global Med common stock with an exercise price of $0.50 per share. The actual number of warrants to be issued will be determined based upon the amount of principal outstanding at July 1, 2001. Additionally, upon the occurrence of certain events related to a certain contract Global Med is negotiating, Global Med will have the right, in its discretion, to put its shares of common stock worth up to $1,500,000 to eBanker at $0.50 per share in the form of canceling debt for common stock. The default conversion rate under this extension is $1.00 per share. As consideration for this provision, eBanker was issued 500,000 restricted shares of Global Med common stock. As a result of these transactions, eBanker gained control of Global Med and Global Med will be reflected in eVision’s consolidated financial statements as a consolidated subsidiary of eBanker effective November 19, 2000. See the unaudited summary proforma financial information in Note 27 in the accompanying financial statements and the unaudited proforma financial statements in Item 14 of this Annual Report on Form 10-K, which give effect to this transaction.

On March 22, 2001, Global Med and eBanker entered into an interest payment option agreement that provides that Global Med will have the option, with five days prior written notice, to elect and pay to eBanker, before July 1, 2001, Global Med’s entire interest payment calculated for the life of the loan agreement dated November 19, 2000, in the form of 1,746,688 shares of Global Med common stock (calculated at $0.6875 per share, which was the closing bid price on March 22, 2001). In the event that Global Med pays any principal on the loan prior to July 1, 2003, eBanker will return a number of shares determined by calculating the pro-rata interest avoided due to early repayment of principal divided by $0.6875 per share. eBanker will make this calculation on July 1, 2001, July 1, 2002 and July 1, 2003.

If Global Med defaults on the repayment of any amount borrowed under the combined note issued to eBanker, all existing members of the board of directors of Global Med will be required to resign and eBanker will have the right to appoint all new members.

Other Lending Activities

In April 2000, eBanker made available, to an unaffiliated individual in Singapore, $1,000,000 under a short term revolving loan facility that was initially due December 30, 2000, and bore interest at 18% per annum that was due and payable upon maturity. Accrued interest at September 30, 2000 was $90,000. Subsequent to year end, the principal and accrued interest under this note were paid in full.

During the years ended September 30, 2000 and 1999, eBanker advanced a total of $400,000 to two unaffiliated entities, for the purpose of funding temporary working capital needs. The notes receivable were due in July 2000, have been fully reserved for and the Company has initiated collection proceedings.

Financial Information

eBanker’s revenue for the years ended September 30, 2000, 1999 and the period from inception (May 26, 1998) through September 30, 1998 was $4,100,524, $1,920,379 and $37,923, respectively. Operating income (loss) for the periods ended September 30, 2000, 1999 and 1998 was $1,920,735, $429,138 and $(46,255), respectively.

Global Med Technologies, Inc.

Global Med was organized under the laws of the State of Colorado in December 1989. Global Med designs, develops, markets and supports information management software products for blood banks, hospitals, centralized transfusion centers and other healthcare related facilities.

Global Med developed SAFETRACE® and SAFETRACE TX™, a transfusion management information system that is designed to be used by hospitals and centralized transfusion centers to help insure the quality of blood transfused into patient-recipients. SAFETRACE TX™ provides electronic cross-matching capabilities to help insure blood compatibility with patient-recipients and will track, inventory, bill and document all activities with blood products from the time blood products are received in inventory to the time the blood products are used or returned to blood centers. SAFETRACE TX™ complements SAFETRACE® as the combined SAFETRACE TX™ and SAFETRACE® software system integrates hospitals with blood centers and provides a “vein-to-vein”™ tracking of the blood supply. The FDA requires all blood tracking application software vendors to submit a 510(k) application for review. The application process for FDA review and compliance with FDA guidelines relates to computer software products regulated as medical devices. In April 1997, SAFETRACE® received FDA 510(k) clearance. SAFETRACE TX™ received FDA 510(k) clearance in January 1999.

During 1999, Global Med formed a subsidiary, PeopleMed.com, Inc., a Colorado corporation, which is approximately 83% owned by Global Med, to develop a software application designed to give HMO providers and other third party payers access to clinical information for chronic disease patients. This application will allow doctors and other medical employees access to a patient’s history. The remaining 17% of PeopleMed is primarily owned by certain officers and directors of Global Med.

During the year ended September 30, 2000, eVision acquired 1,050,000 shares of common stock of Global Med including, 1,000,000 shares of common stock of Global Med at a cost of $500,000 purchased in June 2000. As of September 30, 2000, eBanker held a total of 765,907 shares of Global Med common stock which were obtained through the financing agreements as described above. As of September 30, 2000 and 1999, respectively, the Company owned a total of 1,815,907 and 55,675 shares of common stock of Global Med. As of September 30, 2000, the Company’s ownership represented 13.45% of the total outstanding shares of Global Med common stock. In November 2000, eBanker acquired an additional 8,697,600 shares of common stock of Global Med in connection with the refinancing of the debt agreements discussed above. As a result of these transactions, eBanker gained control of Global Med and Global Med will be reflected in eVision’s consolidated financial statements as a consolidated subsidiary of eBanker effective November 19, 2000. See the unaudited summary proforma financial information in Note 27 in the accompanying financial statements and the unaudited proforma financial statements in Item 14 of this Annual Report on Form 10-K, which give effect to this transaction.

Q6 Technologies, Inc.

Q6 Technologies, Inc. (Q6 Technologies) is a Colorado corporation formed in March 1999 by Q6 Group, LLC, a Pennsylvania limited liability company, and eVision. In June 1999, Q6 Technologies acquired from eVision 73% of the outstanding common stock of Secutron Corp. (Secutron), a Colorado corporation that designed, developed, installed, marketed and supported software systems for the securities brokerage industry. At that time, Secutron was consolidated with eVision. Q6 Technologies subsequently increased its ownership of Secutron to approximately 78% in September 1999 and 97% in December 1999 primarily in connection with the settlement of litigation by eVision and Secutron. Q6 Technologies and eVision determined that the businesses of Secutron and its wholly owned subsidiary, MidRange Solutions Corp. (MidRange), were not an appropriate part of Q6 Technologies’ long-term business strategy. In December 1999, Q6 Technologies transferred its ownership interest in Secutron, which included MidRange, back to eVision in return for the cancellation of 5,000,000 shares of Class B Common Stock of Q6 Technologies previously held by eVision and certain contractual concessions.

In August 2000, Q6 Technologies completed a private placement. AFFC acted as placement agent and received a commission of 10% and a nonaccountable expense reimbursement of 3% of the gross proceeds, which equaled $482,043 and $144,613, respectively. In addition, AFFC received 500,000 shares of the Class B Common Stock. The 500,000 shares of Class B Common Stock owned by AFFC represent approximately 4% of the total outstanding common shares of Q6 Technologies.

As of September 30, 2000, eVision and AFFC owned a total of 16% of the outstanding common shares of Q6 Technologies. eVision and AFFC hold 944,444 shares of Class A Common Stock and 1,055,556 shares of Class B Common Stock of Q6 Technologies. Q6 Technologies has investments in three privately held companies. Mr. Fai H. Chan and Mr. Jeffrey M. Busch, directors of eVision, each own 50,000 shares of Class A Common Stock of Q6 Technologies. eVision accounts for its investment in Q6 Technologies using the cost method of accounting for investments in common stock.

Secutron Corporation

Secutron was incorporated in Colorado in May 1979. Secutron’s wholly owned subsidiary, MidRange, is a Colorado corporation formed on January 1, 1993. MidRange was an IBM business partner selling IBM hardware and hardware manufactured by competitors of IBM, and acted as a distributor for software products which were proprietary to third parties. During the year ended September 30, 2000, eVision sold the assets of MidRange, which resulted in an immaterial gain, and ceased the operations of Secutron. Secutron and MidRange were included in the eServices business segment, which includes computer hardware, software and related technology investments of eVision.

Financial Information

Secutron’s consolidated revenue for the years ended September 30, 2000, 1999, and 1998 was $1,602,743, $9,829,589, and $8,866,606, respectively. Operating profit (loss) for the years ended September 30, 2000, 1999, and 1998 was $170,549, $(433,330), and $(281,785), respectively.

Global Online Funds, Inc.

Fronteer Capital, Inc., a Delaware corporation wholly owned by eVision, was formed to operate as a holding company of investment opportunities in “small cap” companies. During the years ended September 30, 1999 and 1998, Fronteer Capital purchased a total of approximately 122,084,000 shares of the common stock of Online International in open market transactions on the Hong Kong Stock Exchange. Four officers or directors of the Company are directors of Online International. In addition, one officer and director beneficially owns approximately 11% of the outstanding common stock of Online International.

In July 1999, eVision sold to Ladsleigh Investments Limited (Ladsleigh), an unrelated party, 100% of the stock of Fronteer Capital, now known as LIL Capital Inc., for $3,000,000. The primary assets of LIL Capital were approximately 122,084,000 shares of the common stock of Online International. The purchase price was paid in cash of $150,000 and in the form of a promissory note for $2,850,000, which bore interest at 14% and was due July 30, 2000. To secure the promissory note, eVision held all the primary assets of LIL Capital in escrow.

In March 2000, Ladsleigh sold the Company a ten year option to reacquire all of the outstanding stock of LIL Capital. eVision paid $250,000 for the option and the exercise price of the option was the amount outstanding under the note receivable plus all accrued interest. In July 2000, call options on the Online International stock previously sold by Ladsleigh to other unrelated parties expired unexercised and eVision exercised its option to reacquire LIL Capital. The option price was paid by canceling the $2,850,000 promissory note and the accrued interest thereon of $371,292. The assets of LIL Capital consisted primarily of the assets previously sold to Ladsleigh. In conjunction with the exercise, the Company recognized a charge of $425,000 representing the excess of the cost over the market value of the LIL Capital assets.

In July 2000, eVision transferred the ownership of LIL Capital to Global Online Funds, Inc. (Global Online), a wholly owned subsidiary of eVision. As of September 30, 2000, Global Online’s consolidated assets consisted primarily of 123,294,000 shares of common stock and warrants to purchase 24,416,800 shares of common stock of Online International. The warrants subsequently expired. Because of the reacquisition, uncertainty regarding their ultimate disposition and current accounting practices regarding investments in stock of a parent company by a subsidiary, the investment in the equity instruments (common stock and common stock warrants) of Online International is reflected in the financial statements at September 30, 2000 as a contra-equity account at their cost of $2,545,286, in a manner similar to treasury stock.

Financial Information

Global Online’s consolidated revenue for the period ended September 30, 2000 was $33,092. Consolidated operating income for the period ended September 30, 2000 was $19,527.

Skyhub Asia Holdings Limited

In January 2000, eVision issued 1,185,209 shares of common stock in exchange for newly issued shares of common stock which comprised a 60% ownership in Gemtron International Global Ltd., which later became Skyhub Asia Holdings Limited (Skyhub). Of the 60% of the outstanding shares of Skyhub issued, 57% of the shares were issued to eVision and 3% were issued to eBanker for providing a loan commitment to Skyhub on behalf of eVision as described below. Skyhub’s operations to date consist of equipment sales, support services and broadband internet access. eVision guaranteed to Skyhub that the value of the 1,185,209 shares of eVision common stock would be no less than $3,000,000 when sold in an orderly manner in the open market. Under the agreements, as amended, any shortfall will be made up by eVision, at eVision’s option, in cash or additional shares of eVision common stock.

eVision agreed to provide Skyhub with a total of approximately $3,000,000 in financing, including a short term loan in the maximum amount of $1,500,000. In February 2000, eBanker entered into a loan commitment agreement with Skyhub and eVision. eBanker committed to loan Skyhub, on behalf of eVision, up to $1,500,000, bearing interest at the rate of 12% per annum, payable every six months, with the principal due one year from the date of the draw on the loan. In February 2000, eBanker advanced Skyhub $1,000,000 of the loan commitment which was due in February 2001. In February 2001, eBanker, eVision and Skyhub agreed to extend the due date for one year in consideration of eVision transferring 5% of the total outstanding shares of Skyhub from its existing ownership of Skyhub to eBanker. This loan balance has been eliminated in consolidation.

Financial Information

Skyhub’s revenue for the year period September 30, 2000, was $111,010. Operating loss for the period ended September 30, 2000, was $473,554.

eBiz Web Solutions, Inc.

eBiz Web Solutions, Inc. (eBiz Web Solutions), formerly NeuroWeb Canada, Inc., a Canadian corporation formed in November 1999, is a wholly owned subsidiary of eVision. eBiz Web Solutions operated as a website development company until February 2001 at which time it ceased such operations. In addition to providing website development services for eVision, eBanker and AFFC, eBiz Web Solutions contracted with other commercial enterprises.

Financial Information

eBiz Web Solutions’ revenue for the year ended September 30, 2000, was $436,189. Operating loss for the year ended September 30, 2000, was $226,670.

Global Growth Management Inc.

In January 2000, eVision acquired 100% of the outstanding stock of Global Growth Management Inc. (Global Growth), a Canadian corporation, from Robert H. Trapp, an officer and director of eVision, for $1. There were no assets or liabilities of Global Growth. In January 2000, Global Growth entered into an agreement to purchase real property from an unaffiliated party in Vancouver, British Columbia Canada, subject to certain general conditions. The property is commercial real estate and served as the offices for eBiz Web Solutions. In May 2000, the purchase was completed in the amount of $1,379,800, which was paid in cash of $517,425 and the balance was paid with a mortgage note in the original amount of $862,375 that is due June 5, 2025, bearing interest at 9.6% per annum.

Financial Information

Global Growth’s revenue for the period ended September 30, 2000, was $41,676, which is eliminated in consolidation. Operating loss for the period ended September 30, 2000 was $64,218.

Other Subsidiaries

eVision also has the following wholly owned subsidiaries with minor operating activities: OLBroker, Inc., formerly Online Broker, Inc., a Colorado corporation; eVision Corporate Services, Inc. (eVision Corporate Services), a Colorado corporation; Corporate Net Solutions, Inc. (Corporate Net Solutions), a Colorado corporation; and eVision China.Com, Inc., a Colorado corporation.

Competition

eBanker

eBanker is engaged in a highly competitive business. eBanker competes for lending opportunities with many companies, including numerous financial institutions that have been in existence for longer periods of time. Many of eBanker’s competitors are significantly larger than eBanker, have established operating histories and procedures, have access to significantly greater capital and other resources, have management personnel with more experience than the management of eBanker and have other advantages over eBanker in conducting certain businesses and providing certain services.

Segments

Financial information regarding the segments appears in Note 26 to the accompanying audited financial statements included in Item 14 of this Annual Report on Form 10-K.

Regulation

American Fronteer was subject to regulation under federal and state laws surrounding the insurance industry for the insurance products, primarily variable annuities, which its insurance licensed registered representatives sold.

Private Placements

eVision

In October 1998, eVision commenced a private placement of 1,500,000 shares of its Series B Preferred Stock at a price of $10.00 per share. Before the offering was terminated, 25,500 shares were sold. In May 1999, eVision commenced a second private placement of 1,500,000 shares of its Convertible Series B Preferred Stock at $10.00 per share. The 25,500 shares of Series B Preferred Stock sold in eVision’s first offering were exchanged for Convertible Series B Preferred Stock. Including the shares exchanged from the first offering, 110,500 shares of Convertible Series B Preferred Stock were sold in the second offering before it was terminated. Proceeds as of September 30, 1999 were $860,147 net of offering costs of $244,853.

In September 1999, eVision commenced a third private offering of 1,500,000 shares of its Convertible Series B-1 Preferred Stock at a price of $10.00 per share, and 110,500 shares were being offered in exchange for the Convertible Series B Preferred Stock on a one-for-one basis. The Convertible Series B-1 Preferred Stock was offered by American Fronteer, which was issued warrants that allow the holder to purchase 150,000 shares of eVision’s Convertible Series B-1 Preferred Stock at a purchase price of $12.00 per share for five years. American Fronteer also received a commission of 10% and a non-accountable expense allowance of 3% of the total amount sold in the offering for cash. The offering of the Convertible Series B-1 Preferred Stock closed in January 2000 when all 1,500,000 shares of Convertible Series B-1 Preferred Stock were sold. During the period from October 1, 1999 through the closing in January 2000, eVision sold the remaining 1,389,500 shares for cash proceeds of $12,042,328, net of offering costs of $1,852,672. In total, for the 1,500,000 shares, eVision received $12,902,475, net of offering costs.

The Convertible Series B-1 Preferred Stock has a cumulative annual dividend rate, payable semi-annually, of 8% in cash and 7% in additional shares of the Convertible Series B-1 Preferred Stock. Online International has guaranteed the payment of any cash dividends that accrue on the Convertible Series B-1 Preferred Stock through October 31, 2002. The semi-annual dividend payable on shares of Convertible Series B-1 Preferred Stock will be equivalent to three and one-half one hundredths of a share of Convertible Series B-1 Preferred Stock for each outstanding share of Convertible Series B-1 Preferred Stock. Any Convertible Series B-1 Preferred Stock issued as a dividend on the Convertible Series B-1 Preferred Stock will have the same dividend and the same terms as the Convertible Series B-1 Preferred Stock. The dividend on the Convertible Series B-1 Preferred Stock is payable semi-annually beginning October 31, 1999, and continuing each April 30 and October 31 thereafter, when and if declared by the Board of Directors. Each share of Convertible Series B-1 Preferred Stock is immediately convertible by the holder into 10 shares of eVision’s common stock which is equivalent to a price of $1.00 per share of common stock. Each share of Convertible Series B-1 Preferred Stock is automatically convertible into 10 shares of common stock at $1.00 per share at such time as the closing bid price of the common stock is at least $4.00 per share for 30 consecutive trading days. The Convertible Series B-1 Preferred Stock is redeemable by eVision on or after October 1, 2003, at a price of $12.50 per share plus any accrued and unpaid dividends.

In consideration for Online International’s guaranty, eVision issued an affiliate of Online International 250,000 shares of eVision’s common stock that had a value of $62,500 based on the closing price of $0.25 per share of the common stock on the date of the agreement. If Online International is required to make dividend payments as a result of its guaranty, Online International or its designee will receive a five year 12% convertible debenture equivalent to the amount that Online International is required to pay on the guaranty unless the act of eVision in giving Online International or its designee the 12% convertible debenture would be deemed to be an illegal distribution under the Colorado Business Corporation Act. In such event, Online International or its designee would receive, instead of a 12% convertible debenture, the number of shares of common stock as is equal to the total amount of the dividend paid divided by 90% of the conversion price of the common stock as defined in the 12% convertible debenture. In general, the conversion price of the convertible debenture will be the market price of the common stock on the date of conversion.

Employees

As of March 15, 2001, eVision and its subsidiaries had 17 full time employees. Four were employed by American Fronteer; nine were employed by eVision Corporate Services, two were employed by Corporate Net Solutions; and two were employed by eBiz Web Solutions.

ITEM 2. PROPERTIES

The offices for eVision, its wholly owned subsidiaries and eBanker are located at One Wells Fargo Center, 1700 Lincoln Street, 31st Floor, Denver, Colorado, 80203. The offices consist of approximately 47,071 square feet of subleased space. The sublease expires on April 30, 2007. eVision currently pays monthly rent of $62,800 for the space. eVision also leases space for its branch offices pursuant to leases that have various rental rates and expire at various dates. Subsequent to September 30, 2000, most of these branch office lease obligations have been assumed by APR.

The office space that was used by eBiz Web Solutions is owned by Global Growth and is located in Vancouver, British Columbia, Canada. The property is subject to a mortgage note in the amount of $827,668 that is due June 5, 2025 and bears interest at 9.6% per annum.

ITEM 3. LEGAL PROCEEDINGS

On or about September 8, 2000, Michael Halperin, M.D., and Donald Kern, D.D.S., shareholders of eBanker, filed a complaint in the United States District Court for the Southern District of New York (Case No. 00 CIV. 6769) against eBanker, eVision, AFFC, and the officers and/or directors of eVision and eBanker. Among other claims, the complaint alleged that eBanker and eVision misrepresented and/or omitted material facts in their private offering memoranda, communications with shareholders, and in eVision’s Annual Report on Form 10-K, in violation of Sections 10(b) and 10b-5 of the Securities Exchange Act of 1934. Among other items, the plaintiffs were seeking compensatory damages of no less than $70,000,000. On December 7, 2000, the Company filed a motion to dismiss all of the claims in this matter. On March 19, 2001, the United States District Court for the Southern District of New York issued Opinion and Order number 85313 regarding Case No. 00 CIV. 6769, in which this case was dismissed in its entirety on its merits.

Although eBanker does not hold itself out as being primarily engaged in the business of investing, reinvesting, or trading in securities, for several quarters its asset composition may have fallen outside the limits set in Section 3(a)(1)(C) of the Investment Company Act of 1940, as amended, (the 1940 Act) for not being deemed an “investment company”, and its asset and income composition may have fallen outside the limits set in Rule 3a-1 under the 1940 Act for this purpose. In addition, due to stock sales made in the third quarter of calendar 1999, eBanker had a few more than 100 beneficial owners of its outstanding securities, calculated as provided for in Section 3(c)(1) of the 1940 Act, during the period beginning with that quarter through February 2001, at which time eBanker repurchased shares from enough holders to bring this figure back under 100. During the period in which eBanker had more than 100 beneficial owners, it could not rely on Section 3(c)(1) in order not to register under the 1940 Act, although it may have been entitled to rely on other exclusions. If eBanker was required to have been registered under the 1940 Act during this period eBanker was not in compliance with the 1940 Act, certain transactions it entered into during the period may be subject to rescission. Following consultation with outside legal counsel, management believes this matter did not and will not have a material effect on its business activities or on its financial condition or results of operations.

The Company is a defendant in certain arbitration and litigation matters arising from its activities as a broker/dealer and underwriter. After consultation with outside legal counsel, management believes the ultimate resolution of these arbitration and litigation matters will not have a material adverse effect on the financial condition or results of operations of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of eVision’s security holders during eVision’s fiscal quarter ended September 30, 2000.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

(a) Market Information.

eVision’s common stock was traded on the NASDAQ SmallCap Market under the symbol FDIR from March 27, 1989 to October 21, 1998, when it began trading on the OTC Bulletin Board. eVision’s common stock is now traded under the symbol EVIS. The following table shows the range of high and low closing bid quotations for the common stock, for each quarterly period since the quarterly period beginning October 1, 1998. These quotations represent prices between dealers and do not include retail markups, markdowns, or commissions and may not necessarily represent actual transactions.

COMMON STOCK

            Fiscal Quarter Ended:                         High           Low
            --------------------                          ----           ---

             September 30, 2000                        $  1.156          0.600
             June 30, 2000                                2.594          1.094
             March 31, 2000                               5.000          2.031
             December 31, 1999                            2.640          0.395
             September 30, 1999                           0.910          0.420
             June 30, 1999                                1.280          0.460
             March 31, 1999                               0.875          0.180
             December 31, 1998                            0.375          0.063

Trading in eVision’s common stock is currently conducted in the non-NASDAQ over-the-counter market in what is commonly referred to as the electronic bulletin board. As a result, an investor may find it more difficult to dispose of or to obtain accurate quotations as to the market value of eVision’s common stock. In addition, eVision is subject to a rule promulgated by the Commission, which provides that various sales practice requirements are imposed on broker/dealers who sell eVision’s common stock to persons other than established customers and accredited investors. For these types of transactions, the broker/dealer has to make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transactions prior to sale. Consequently, the rule may have an adverse effect on the ability of broker/dealers to sell eVision’s common stock, which may affect the ability of purchasers to sell eVision’s common stock in the market.

(b) Holders.

As of September 30, 2000, eVision had approximately 5,000 holders of record of its common stock, including those held in street name.

(c) Dividends.

eVision has not declared cash dividends on its common stock since its inception and eVision does not anticipate paying any dividends in the foreseeable future. eVision is currently precluded from paying dividends on its common stock by a convertible debenture agreement.

(d) Recent Sales of Unregistered Securities.

The Company previously sold Online Credit a ten year $4,000,000 10% Convertible Debenture that is convertible into shares of common stock and an option to purchase a ten year $11,000,000 12%, as amended, Convertible Debenture that is convertible into shares of common stock of eVision. Online Credit has purchased a total of $8,000,000 in convertible debentures to date. During the year ended September 30, 2000, eVision issued 1,705,014 shares of common stock in payment of interest on the convertible debentures to date. The interest on the convertible debentures accrued as of September 30, 2000 of $212,111 was paid with 428,583 shares of eVision’s common stock subsequent to year end.

The issuances of shares for interest were made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended (1933 Act). The purchaser had access to full information concerning the Company and represented that it acquired the shares for the acquirer’s own account and not for the purpose of distribution. The shares contain a restrictive legend advising that the securities represented by the shares may not be offered for sale, sold or otherwise transferred without having first been registered under the 1933 Act or unless an exemption from the registration requirements of the 1933 Act is available. No underwriters were involved in the transaction.

During the three months ended September 2000, 43,317 shares of Convertible Series B-1 Preferred Stock of eVision were converted to 433,170 shares of common stock of eVision. The issuances of the common stock were made in reliance upon the exemption from registration provided by Section 4(2) of the 1933 Act and Rule 506 of Regulation D adopted under the 1933 Act. The purchasers had access to full information concerning eVision and represented that they acquired the shares for the purchasers’ own accounts and not for the purpose of distribution. The certificates for the shares contain a restrictive legend advising that the shares may not be offered for sale, sold or otherwise transferred without having first been registered under the 1933 Act or unless an exemption from the registration requirements of the 1933 Act is available.

ITEM 6. SELECTED FINANCIAL DATA

On February 25, 1997, McLeod USA Publishing Company purchased from eVision the primary operating assets of a directory business for approximately $2,800,000 including the application of a $500,000 non-recourse loan from McLeod in accordance with an option agreement. On the same date, a third party purchased another directory from eVision for approximately $202,000 in cash. On September 15, 1997, a third party purchased all of the primary operating assets of Fronteer Marketing Group, Inc. for approximately $421,000. On March 20, 1998, eVision sold the remaining net assets, which were not previously identified by eVision as part of discontinued operations for the return of 493,500 shares of eVision’s common stock. As a result of these sales, the directory business and Fronteer Marketing Group, Inc. have been accounted for as discontinued operations in the consolidated financial statements.

On July 23, 1996, eVision sold its clearing operation to MultiSource Services, Inc. for $3,000,000, but included a $1,500,000 contingency in the form of a forgivable loan payable to MultiSource, plus the net assets of the clearing operation. The loan was forgiven and recognized as an extraordinary item net of tax during the year ended September 30, 1998.

The following is selected consolidated financial data (in thousands, except per share data) for eVision and its consolidated subsidiaries as of September 30, 2000, 1999, 1998, 1997 and 1996 and for the years then ended. This information should be read in conjunction with the consolidated financial statements.

                                                                Year ended September 30,
                                                                ------------------------
                                                  2000        1999        1998        1997        1996
                                                  ----        ----        ----        ----        ----

Revenue ....................................   $ 29,773      34,193      27,387      25,100      21,369

Loss from continuing operations ............     (4,902)     (3,189)     (6,979)     (1,990)       (990)

Loss on sale of  discontinued operations,
   net of income tax benefit of $160 and
   $410 for 1998 and 1997, respectively ....       --          --          (250)       (667)       --

Loss from discontinued operations, net of
   income tax  benefit of $102 and $412
   for 1998 and 1997, respectively .........       --          --          (159)       (799)     (1,369)

Extraordinary item, net of income taxes of
   $585 ....................................       --          --           915        --          --

Preferred stock dividend ...................     (1,750)        (48)       --          --          --
                                               --------    --------    --------    --------    --------

Net loss applicable to common shareholders..   $ (6,652)     (3,237)     (6,473)     (3,456)     (2,418)
                                               ========    ========    ========    ========    ========

Basic earnings (loss) per common share:
   Continuing operations ...................   $  (0.30)      (0.18)      (0.42)      (0.12)      (0.07)
   Discontinued operations:
       Loss on sale of discontinued
       operations ..........................       --          --         (0.02)      (0.04)       --
       Loss from discontinued operations ...       --          --         (0.01)      (0.05)      (0.10)
   Extraordinary item ......................       --          --          0.06        --          --
                                               --------    --------    --------    --------    --------

       Total ...............................   $  (0.30)      (0.18)      (0.39)      (0.21)      (0.17)
                                               ========    ========    ========    ========    ========

Working capital ............................   $ 13,319      15,427      10,076       3,595       4,991
                                               ========    ========    ========    ========    ========

Total assets ...............................   $ 29,391      22,740      15,371      11,003      14,524
                                               ========    ========    ========    ========    ========

Total long-term liabilities ................   $ 16,129      15,877      14,864       2,732       3,492
                                               ========    ========    ========    ========    ========

Total stockholders' equity (deficit) .......   $  1,972      (3,930)     (3,043)      3,352       6,086
                                               ========    ========    ========    ========    ========

The following is selected consolidated financial data for eVision and its consolidated subsidiaries for each of the quarters in the years ended September 30, 2000, and 1999. This information should be read in conjunction with the consolidated financial statements.

                                                          Three months ended
                                       ----------------------------------------------------------
                                       12/31        03/31       06/30        09/30          Total
                                       -----        -----       -----        -----          -----

Fiscal year ended
September 30, 2000:

Net revenue .....................  $ 7,048,812  $ 13,825,760 $ 4,150,527  $ 4,748,114  $  29,773,213
Gross profit (loss) .............   (1,042,467)    3,148,475  (2,651,121)  (2,183,330)    (2,728,443)
Net earnings (loss) .............     (985,123)    1,885,016  (2,731,326)  (3,070,790)    (4,902,223)
Basic income (loss) per share ...        (0.05)         0.06       (0.14)       (0.17)         (0.30)
Diluted income (loss) per share..        (0.05)         0.03       (0.14)       (0.17)         (0.30)

Fiscal year ended
September 30, 1999:

Net revenue .....................    8,581,509     9,598,560  10,005,464    6,007,729     34,193,262
Gross profit (loss) .............     (479,278)      199,600     102,565   (1,936,739)    (2,113,852)
Net earnings (loss) .............     (699,195)     (237,078)   (113,565)  (2,139,210)    (3,189,048)
Basic loss per share ............        (0.04)        (0.01)      (0.01)       (0.12)         (0.18)
Diluted loss per share ..........        (0.04)        (0.01)      (0.01)       (0.12)         (0.18)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The following discussion contains certain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. These statements include the plans and objectives of management for future operations, including plans and objectives relating to expansion and the general development of the business of eVision. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of eVision. Although eVision believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this Annual Report on Form 10-K will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by eVision or any other person that the objectives and plans of eVision will be achieved.

As described in Item 1 and in Notes 2 and 9 in the accompanying financial statements, subsequent to September 30, 2000, the Company completed the following transactions: (i) the exchange of certain assets and liabilities of American Fronteer for an ownership interest of approximately 40% in Auerbach, Pollack and Richardson, Inc. (APR) which occurred on December 19, 2000 and (ii) the acquisition of a controlling interest in Global Med through the exercise of warrants by eBanker to purchase 8,000,000 shares of Global Med common stock. As a result, the Company’s historical results of operations may not be indicative of future results.

Unaudited proforma financial statements appear in Item 14 of this Annual Report on Form 10-K. The proforma financial statements do not purport to represent what eVision’s financial position or results of operations would have actually been if the transactions had actually occurred on those dates and are not necessarily indicative of eVision’s financial position or results of operations the results for any future period.

Results of Operations

Year ended September 30, 2000 compared to year ended September 30, 1999

Revenue

Revenue for the year ended September 30, 2000 was $29,773,213, a decrease of $4,420,049, or 12.9%, over revenue of $34,193,262 for the year ended September 30, 1999. The decrease primarily relates to decreased computer hardware and software operations of $7,991,474; a decrease in investment banking activity of $408,452 and a decrease in the gain on sale of assets of $1,682,001; offset by an increase in brokerage commissions of $591,593; an increase in trading profits of $2,138,453; an increase in the realized gain on the sale of investment securities of $1,014,377; and an increase in interest income on loans to related parties of $1,536,619.

The increase in brokerage commissions of $591,593 is due primarily to an increase in commission activity. Ticket transactions increased approximately 3.6% for the year ended September 30, 2000 compared to the year ended September 30, 1999. This was partially offset by a decrease in the average commission per transaction ticket of 2.5%.

Trading profits increased $2,138,453, due primarily to general market conditions for American Fronteer’s positions in securities early in the year ended September 30, 2000.

Computer hardware and software revenue for the year ended September 30, 2000 decreased primarily due to the sale of the assets of MidRange in December 1999 and the closing of the Secutron operations in the second quarter of the fiscal year ended September 30, 2000.

Investment banking revenues of $890,757 for the year ended September 30, 2000 decreased $408,452 from the year ended September 30, 1999 due primarily to the decreased participation in corporate finance underwritings.

Interest income on loans, related parties has increased to $1,784,093 for the year ended September 30, 2000 from $247,474 for the year ended September 30, 1999. The increase is due to interest earned on the loans to Global Med and the credit card accounts receivable.

Expenses

Operating expenses decreased $3,805,458 or 10.5% to $32,501,656 from $36,307,114 for the years ended September 30, 2000 and 1999, respectively. The decrease in operating expenses was primarily due to the decrease in computer cost of sales of $7,290,091 and a decrease in unrealized (gain) loss on securities of $105,392, offset by an increase in general and administrative expenses of $3,498,894 which includes stock-based compensation of $1,177,991.

The increase in broker/dealer commissions expense was $85,454 or 0.8% for the year ended September 30, 2000 compared to the year ended September 30, 1999. This increase is comparable to the increase in brokerage commission and investment banking revenue of $183,141 or 1.0% for the year ended September 30, 2000 over the year ended September 30, 1999.

The decrease in computer costs of sales for the year ended September 30, 2000 was primarily due to the sale of the assets of MidRange in December 1999 and the discontinuance of the operations of Secutron, a portion of the eServices business segment, in the second quarter of the fiscal year ended September 30, 2000.

Interest expense on the convertible debentures of eBanker for the year ended September 30, 2000 was $932,324 compared to $1,012,956 for the year ended September 30, 1999. During the fiscal year ended September 30, 2000, eVision purchased convertible debentures from eBanker shareholders thus reducing the amount of the convertible debentures held by outside investors, which consequently reduced the amount of interest expense.

The increase in general and administrative expenses for the year ended September 30, 2000 of $3,498,894,or 22.7% over the year ended September 30, 1999 reflects increased expenses associated with stock-based compensation of $1,177,991, the start up of the activities of eBiz Web Solutions of $636,509, Corporate Net Solutions of $692,566 and bad debt expense of $866,833, offset by decreases due to the discontinuance of Secutron and MidRange businesses. Stock-based compensation of $1,177,991 was the result of the cashless exercises of options for $509,241 and the amendments to certain options held by directors and officers valued at $668,750.

Depreciation and amortization expense for the year ended September 30, 2000 of $514,125 represents an increase of $86,309 or 20.2% over the amount of $427,816 for the year ended September 30, 1999. The increase is primarily due to the acquisition of real property and the additions of computer equipment.

Other Income and Expense

Interest income for the year ended September 30, 2000 increased to $321,674 from interest income for the year ended September 30, 1999 of $114,754. The increase of $206,920 primarily relates to interest earned on bank accounts and other investments due to the increased cash balances from the proceeds of the private placement of eVision Convertible Series B-1 Preferred Stock.

The loss from the equity method investment of $497,660 relates to eVision’s share of the losses on Global Med for the year ended September 30, 2000. Equity method losses related to Global Med for 1999 were insignificant.

The minority interest in earnings represents the minority interest investments in Skyhub and eBanker for the year ended September 30, 2000. The minority interest in earnings for the year ended September 30, 1999 includes Q6 Technologies and eBanker. Income tax expense relates to the net income of eBanker which is not a consolidated entity for federal income tax purposes.

Year ended September 30, 1999 compared to year ended September 30, 1998

Revenue

Revenue for the year ended September 30, 1999 was $34,193,262, an increase of $6,805,958 or 24.9% over revenue of $27,387,304 for the year ended September 30, 1998. The increase primarily relates to increased brokerage commissions of $2,430,194; an increase in trading profits of $679,227; increased computer hardware and software operations revenue of $1,250,948; increased interest income on investments and loans of $1,164,518 and a gain on the sale of assets of $1,682,001, offset by a decrease in investment banking activity of $928,080.

The increase in brokerage commissions of $2,430,194 is due primarily to an increase in commission activity. Ticket transactions increased approximately 49% for the year ended September 30, 1999 compared to the year ended September 30, 1998. This was partially offset by a decrease in the average commission per transaction ticket of 17%. The primary reasons for the increased activity were general market conditions and positive results from AFFC’s research recommendations that were acted upon by customers. In addition, branch offices opened during the year ended September 30, 1998 were open for the entire current year.

Trading profits increased $679,227 due primarily to general market conditions, as well as increases in positions in securities in which American Fronteer, eVision’s securities broker/dealer, makes a market.

Computer hardware and software revenues for the year ended September 30, 1999 increased primarily due to a hardware system upgrade by a customer and software enhancements to proprietary software products for customers.

During the year ended September 30, 1999, eBanker invested in debt securities of various corporations that are traded on foreign stock exchanges and had classified them as held-to-maturity. The debt securities carried a premium redemption value over the face amount of each security. If the security were held until maturity, eBanker would have received a guaranteed premium above the face value. The purchase discount and the premium for holding each security to maturity were being accreted to interest income over the remaining life of the security. Interest income on the investments in debt securities and loans to unaffiliated entities for the year ended September 30, 1999, was $1,164,518. During the year ended September 30, 1999, eBanker decided to change its investment strategy with respect to the bond investments to systematically sell these securities. Therefore, they were then reclassified from hold-to-maturity to available-for-sale and unrealized gains were recognized as other comprehensive income. Realized gains of $447,863 are included in realized gain on sale of investment securities.

The net loss for the year ended September 30, 1999 includes an unrealized loss of $65,315 on certain foreign held investments for the year ended September 30, 1999, compared to an unrealized loss of $1,751,792 on certain foreign held investments for the year ended September 30, 1998. A majority of this activity in 1998 related to eVision’s investment in common shares of Online International that were purchased in the open market by Fronteer Capital. During the year ended September 30, 1999, eVision sold Fronteer Capital and the unrealized gain of $1,682,001 on these trading securities was reclassified to gain on sale of assets.

Investment banking revenues of $1,299,209 for the year ended September 30, 1999 decreased $928,080 from the year ended September 30, 1998 due primarily to the decreased participation in corporate finance underwritings.

Expenses

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

Other Income and Expense

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

The loss from discontinued operations for the year ended September 30, 1998, represents the loss on sale and net loss from operating activity of eVision’s directory and telemarketing businesses of which all of the primary operating assets were sold during 1998.

The extraordinary item for the year ended September 30, 1998 represents the recognition of the forgivable loan to MultiSource of $1,500,000 net of income taxes of $585,000.

Liquidity and Capital Resources

As of September 30, 2000, eVision had $11,232,720 of cash and cash equivalents and $13,318,797 of working capital. Its current ratio was 3.84:1. Cash flows used in operating activities during the year ended September 30, 2000, totaled $2,678,182. Cash flows used in investing activities during the year were $5,666,259, and consisted primarily of the purchase of the credit card accounts receivable of $4,645,040, repayments on the credit card accounts receivable of $1,979,893, capital expenditures of $1,761,948, proceeds from the sales of debt securities of $2,204,608 and advances on financing agreements of $3,150,000. Cash flows from financing activities during the year of $11,988,248 consisted primarily of net proceeds from the private placement of eVision’s Convertible Series B-1 Preferred Stock. The net proceeds were used primarily to fund working capital and for general corporate purposes.

The Company previously sold Online Credit a ten year $4,000,000 10% Convertible Debenture that is convertible into shares of common stock and an option to purchase a ten year $11,000,000 12%, as amended, Convertible Debenture that is convertible into shares of common stock of eVision. Online Credit has purchased a total of $8,000,000 in convertible debentures to date. The option to purchase the $11,000,000 12% Convertible Debenture has $7,000,000 available remaining under option. During the year ended September 30, 2000, eVision issued 1,705,014 shares of common stock in payment of interest on the convertible debentures. The accrued interest of $212,111on the convertible debentures as of September 30, 2000 was paid by the issuance of 428,583 shares of eVision’s common stock subsequent to year end. The principal is due in ten years, except for one installment of $500,000 that is due March 2002. Online Credit has agreed to allow eVision to pay interest on these convertible debentures in cash or in shares of eVision common stock, at eVision’s option, until April 1, 2002.

A majority of eVision’s assets are highly liquid, consisting mainly of assets that are readily convertible into cash. Changes in the amount of securities owned by eVision and receivables from brokers or dealers and clearing organizations directly affect the amount of eVision’s financing requirements.

Management believes that eVision’s cash and liquid investments on hand, the possibility of additional purchases of convertible debentures by Online Credit and its spot financing agreement with eBanker will be sufficient to fund its operations, debt service, expected capital costs and other liquidity requirements for the foreseeable future.

AFFC was subject to the SEC’s net capital rules. At September 30, 2000, AFFC’s net capital exceeded the SEC’s minimum requirement of $250,000 by $822,352.

Inflation

The effect of inflation on eVision’s operations is not material and is not anticipated to have any material effect in the future.

Recently Issued Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 requires companies to adopt its provisions for all fiscal quarters of all fiscal years beginning after June 15, 2000 (as deferred by SFAS No. 137). The new standard requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives will be reported in the statement of operations or in other comprehensive income depending on the use of the derivatives and whether they qualify for hedge accounting. The key criterion for hedge accounting is that the derivative must be highly effective in achieving offsetting changes in fair value or cash flows of the hedged items during the term of the hedge and must be designated as a hedge pursuant to various criteria of SFAS No. 133. The Company adopted SFAS No. 133, as amended, on October 1, 2000. Historically, the Company has not entered into derivatives contracts to hedge existing risks, and derivatives held for speculative purposes consist of warrants held. The adoption of SFAS No. 133 on October 1, 2000 did not result in a transition adjustment to the financial statements.

In December 1999, the Commission issued Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements, which provides guidance with respect to revenue recognition issues and disclosures. As amended by SAB Nos. 101A and 101B, the Company is required to implement the provisions of SAB No. 101 no later than the fourth quarter of the fiscal year ending September 30, 2001. The Company does not believe SAB No. 101 will have a material impact on its financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk generally represents the risk of loss that may result from the potential change in the value of a financial instrument as a result of fluctuations in interest and currency exchange rates, equity and commodity prices, changes in the implied volatility of interest rates, foreign exchange rates, equity and commodity prices and also changes in the credit ratings of either the issuer of the financial instrument or its related country of origin. Market risk is inherent to many non-derivative financial instruments and, accordingly, the scope of eVision’s market risk management procedures includes all market risk sensitive financial instruments. eVision’s exposure to market risk is directly related to its role as a financial intermediary in customer-related transactions, to its proprietary trading activities and its investing, borrowing and lending activities.

eVision, through American Fronteer, was an active market maker and conducted block-trading activities in the listed and over-the-counter equity markets. In connection with these activities, eVision may have been required to maintain significant inventories in order to ensure availability and to facilitate customer order flow.

eVision faces four types of market risk: foreign exchange rate risk, equity price risk, interest rate risk and credit risk.

Foreign Exchange Rate Risk. Foreign exchange rate risk arises from the possibility that changes in foreign exchange rates will impact the value of financial instruments, including commitments to extend credit. When eVision buys or sells a financial instrument denominated in a currency other than US dollars, exposure exists from a net open currency position. eVision is then exposed to a risk that the exchange rate may move against it. As of September 30, 2000 and 1999, the currency creating foreign currency risk for eVision was the Hong Kong dollar.

Equity Price Risk. eVision is exposed to equity price risk as a consequence of investing in and making markets in equity securities. Equity price risk results from changes in the level or volatility of equity prices, which affect the value of equity securities or instruments that derive their value from a particular stock, a basket of stocks or a stock index. The Company’s convertible debentures also expose it to equity price risk. eVision attempts to reduce the risk of loss inherent in its inventory of equity securities by entering into transactions designed to mitigate eVision’s market risk.

Interest Rate Risk. eVision is exposed to interest rate risk for notes receivable held, convertible debentures, and notes payable. Interest rate risk results when the market rate of the debt instruments increases for notes receivable or decreases for convertible debentures and notes payable. eVision attempts to reduce the risk which exists in its borrowing and lending portfolio by analyzing changes in the market conditions for similar debt instruments for entities with similar financial attributes. The interest rate risk associated with notes receivable is also mitigated by the short term of the notes.

Credit Risk. eVision is exposed to credit risk primarily in its lending activities. Credit risk results when entities to which eVision has extended loans or lines of credit are unable to repay the loans. eVision attempts to reduce the risk which exists in its lending portfolios by analyzing the attributes of the debtor entities.

eVision utilizes a wide variety of market risk management methods, primarily for AFFC, including: limits for each trading activity; marking inventory positions to market on a daily basis; daily profit and loss statements; position reports; aged inventory position reports; and independent verification of inventory pricing. Additionally, management of each trading department reports positions, profits and losses, and trading strategies to management on a daily basis. eVision believes that these procedures, which stress timely communication between trading department management and senior management, are the most important elements of the risk management process.

Efforts to further strengthen eVision’s management of market risk are continuous, and the enhancement of risk management systems is a priority of eVision. This includes the development of quantitative methods, profit and loss and variance reports, and the review and approval of pricing models.

The table below provides a comparison of the carrying amount to the fair value of the securities owned by eVision that are classified as trading and available-for-sale securities and the instruments which have associated interest rate risk.

                                               September 30, 2000           September 30, 1999
                                           Fair Value  Carrying Value    Fair Value   Carrying Value
                                           ----------  --------------    ----------   --------------
Foreign Exchange Rate Risk:
--------------------------
     Equity securities, trading ......   $   476,897        476,897        621,171        621,171
     Debt securities(2) ..............          --             --        1,991,258      1,991,258
     Credit card receivable, net(2)...     3,053,412      2,296,398           --             --

Equity Price Risk:
-----------
     Equity securities, trading(1) ...     1,361,368      1,361,368      1,337,324      1,337,324
     Equity securities (2) ...........       243,922        243,922           --             --

Credit Risk:(2)
-----------
     Debt securities .................          --             --        1,991,258      1,991,258
     Credit card receivable, net .....     3,053,412      2,296,398           --             --
     Notes receivable ................     1,000,000      1,000,000      3,150,000      3,150,000
     Notes receivable, related party..     5,400,000      5,400,000      3,400,000      3,400,000

Interest Rate Risk:(2)
-----------
     Convertible debentures ..........    (6,339,276)    (6,339,276)    (6,747,383)    (6,747,383)
     Convertible debentures,
          related party ..............    (8,000,000)    (8,000,000)    (8,000,000)    (8,000,000)
     Notes receivable ................     1,000,000      1,000,000      3,150,000      3,150,000
     Notes receivable, related party..     5,400,000      5,400,000      3,400,000      3,400,000
(1)	Includes the equity securities of the Asian corporations reported above under foreign exchange rate risk. These have been classified as trading securities.

(2)	All items in these categories of risk are classified as other than trading securities.

In accordance with generally accepted accounting principles, securities classified as trading securities are marked-to-market and the resulting unrealized gain or loss is reflected in the statements of operations. Securities classified as available-for-sale or hold-to-maturity are marked-to-market and the resulting unrealized gain or loss is reflected in the statement of comprehensive income.

The Company’s convertible debentures, and accounts and notes receivable expose the Company to market risks related to changes in interest rates. The following table presents principal by year of maturity, related average fixed interest rates and fair market values at September 30, 2000.

                                                              Maturities for the years ending September 30,
                                                    -------------------------------------------------------------------
Assets (Liabilities):                               2001     2002      2003      2004   2005      Thereafter      Total
--------------------                                ----     ----      ----      ----   ----      ----------      -----

Credit card receivable, net .................    $2,296,398 $  --      $  --     $ --   $ --          $ --      $ 2,296,398
 Weighted average interest rate of 10.00%

Notes receivable ............................     1,000,000    --         --       --     --            --        1,000,000
     Weighted average interest rate of 18.00%

Notes receivable, related party .............          --      --    5,400,000     --     --            --        5,400,000
     Weighted average interest rate of 12.00%

Convertible debentures ......................          --      --         --       --     --      (6,339,276)    (6,339,276)
     Weighted average interest rate of 10.00%

Convertible debentures, related party .......      (500,000)   --         --       --     --      (7,500,000)    (8,000,000)
     Weighted average interest rate of 10.38%

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements that constitute Item 8 are attached at the end of this Annual Report on Form 10-K. An Index to these Consolidated Financial Statements is also included in Item 14 (a) of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None not previously reported.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a) Identification of Directors. The present term of office of each director expires at the next annual meeting of shareholders and when his successor has been elected and qualified. The name, position with eVision, age of each director and the period during which each director has served are as follows:

        Name and Position in eVision                   Age         Director Since
        ----------------------------                   ---         --------------

        Fai H. Chan                                     56              1997
        Chairman, President and Director

        Tony T. W. Chan (1)                             26              1999
        Chief Operating Officer and
        Director

        Robert H. Trapp                                 45              1997
        Managing Director and
        President of American Fronteer
        Financial Corporation

        Jeffrey M. Busch                                43              1998
        Director

        Robert Jeffers, Jr.........                     53              1998
        Director

        Kwok Jen Fong                                   51              1998
        Director

(1) Tony T. W. Chan is the son of Fai H. Chan.

(b) Identification of Executive Officers. Each executive officer holds office until his successor is duly appointed and qualified, until his death or resignation or until he shall be removed in the manner provided by eVision’s bylaws. eVision’s current executive officers, their ages, positions with eVision and periods during which they served are as follows:

      Name of Executive Officer and Position in eVision           Age        Director Since
      -------------------------------------------------           ---        --------------

      Fai H. Chan                                                 56           February
      Chairman of the Board and President                                        1998

      Tony T.W. Chan                                              26           December
      Chief Operating Officer and Director                                       1999

      Robert H. Trapp                                             45           February
      Managing Director and President of American Fronteer                       1998

      Gary L. Cook
      Chief Financial Officer, Secretary and Treasurer            43           February
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

Fai H. Chan	Director of eVision since December 26, 1997; Chairman and President since February 1998. Mr. Chan is the Chairman and Managing Director of Online International and has been a Director of Online International since September 2, 1992. Mr. Chan was elected Managing Director of Online International on May 1, 1995 and Chairman on June 3, 1995. Online International’s primary business activities include real estate investment and development, merchant banking, the manufacturing of building material machinery, pharmaceutical products and retail fashion. Mr. Chan was the President and a Director of Asia SuperNet Corporation and its predecessor, which previously owned various industrial and real estate companies, from June 1994 until January 2001 and Chief Executive Officer thereof from June 1995 through January 2001; a Director of Intra-Asia Equities, Inc., a merchant banking company, since June 1993; Executive Director of Hua Jian International Finance Co., Ltd. from December 1994 until December 1996; and Chairman of the Board of Directors of American Pacific Bank since March 1988 and Chief Executive Officer thereof between April 1991 and April 1993. Mr. Chan is also a director of Global Med Technologies, Inc.

                           Name of Director
                              or Officer                                               Principal Occupation During the Last Five Years

Robert H. Trapp	Director of eVision since December 26, 1997, and the Managing Director and member of the audit committee of eVision since February 1998, and the President of American Fronteer Financial Corporation since February 1998. Mr. Trapp has been a director of Online International since May 1995; a Director of Inter-Asia Equities, Inc., a merchant banking company, since February 1995 and the Secretary thereof since April 1994; Director, Secretary and Treasurer of Asia SuperNet Corporation and its predecessor, which owned various industrial and real estate companies, since June 1994 and the Canadian operational manager of Pacific Concord Holding (Canada) Ltd. of Hong Kong, which operates in the consumer products industry, from July 1991 until November 1997. Mr. Trapp is also a director of Global Med Technologies, Inc.

Jeffrey M. Busch	Director of eVision since February 1998. Mr. Busch is a member of eVision’s audit committee and has been a practicing attorney for at least the last five years. Mr. Busch is also a director of Global Med Technologies, Inc.

Robert Jeffers, Jr.	Director of eVision since February 1998. Mr. Jeffers is a member of eVision’s audit committee and has been a practicing attorney for at least the last five years.

Kwok Jen Fong	Director of eVision since February 1998. Mr. Fong has been a director of Online International since 1995. Mr. Fong has been a practicing solicitor in Singapore for at least the last five years. Mr. Fong is also a director of Global Med Technologies, Inc.

Gary L. Cook	Secretary and Treasurer of eVision since February 1998, and Chief Financial Officer of eVision since September 1998. From 1994 to 1996, Mr. Cook was a principal of a small venture in which he had majority ownership, and from 1982 to 1994, was a Senior Manager for KPMG LLP where he managed all auditing services for several clients in various financial and other industries, and developed and implemented accounting, financial reporting and Securities and Exchange Commission reporting systems for growth companies. Mr. Cook is also a director of Global Med Technologies, Inc.

                           Name of Director
                              or Officer                                               Principal Occupation During the Last Five Years

Tony T. W. Chan	Chief Operating Officer and Director of eVision since 1999. From 1998 to April 1999, Mr. Chan worked for Commerzbank, Global Equities, Hong Kong, a Germany based commercial bank, as an Investment Banker involved in the establishment of a new regional business center in Hong Kong. From 1996 to 1998, Mr. Chan worked for Peregrine Derivatives, a Hong Kong based investment bank, specializing in Asian equity financial products. Mr. Chan received a Bachelor of Commerce degree in Finance with honors from the University of British Columbia. Mr. Chan is also a director of American Pacific Bank and Global Med Technologies, Inc.

Directorships. No director of eVision is a director of any other entity that has its securities registered pursuant to Section 12 of the Securities Exchange Act of 1934, or is subject to the requirements of Section 15(d) of the 1934 Act except Messrs. Fai H. Chan, Trapp, Busch, Fong, Cook and Tony T. W. Chan who are directors of Global Med Technologies, Inc. and Mr. Trapp who is a director of Asia SuperNet Corporation.

(f) Involvement in Certain Legal Proceedings. No event required to be reported hereunder has occurred during the past five years.

(g) Promoters and Control Persons. Disclosure under this paragraph is not applicable to eVision.

Section 16(a) Beneficial Ownership Reporting Compliance

To eVision’s knowledge, during and for eVision’s year ended September 30, 2000, there were no directors or officers or more than 10% shareholders of eVision who failed to timely file a Form 3, Form 4 or Form 5, other than the following:

a. Online Credit failed to timely file two Forms 4 in which two transactions were reported.

b. Fai H. Chan failed to timely file two Forms 4 in which two transactions were reported.

c. Online International failed to timely file two Forms 4 in which two transactions were reported.

d.eCredit Singapore (Pte) Ltd., formerly known as Heng Fung Capital [S] Private Limited (eCredit Singapore)failed to timely file three Forms 4 in which three transactions were reported.

e. Kwok Jen Fong failed to timely file one Form 4 in which one transaction was reported.

f.Robert H. Trapp failed to timely file one Form 4 in which one transaction was reported.

ITEM 11. EXECUTIVE COMPENSATION

(b) Summary Compensation Table

The following table provides certain information pertaining to the compensation paid by eVision and its subsidiaries during eVision’s last three fiscal years for services rendered by the executive officers of eVision.

Annual Compensation

                                                                              Long-Term
                                                                          Compensation Awards
                                                          Other        ------------------------
                        Period                            Annual       Securities    All Other
Name and                Ended                             Compen-      Underlying    Compen-
Principal Position   September 30, Salary($) Bonus($)    sation($)     Options(#)    sation($)
------------------   ------------  --------  -------     --------     -----------   ----------

Fai H. Chan               2000   $    --      $  --      $   --             --        $
   Chairman of the        1999        --         --          --        9,500,000(a)     --
   Board of Directors     1998        --         --          --             --          --
   and President of the
   Company

Tony T.W. Chan,           2000     146,008       --          --             --        22,800(d)
   Chief Operating        1999      30,376       --          --             --          --
   Officer and Director   1998        --         --          --             --          --

Robert H. Trapp           2000     100,094       --          --          360,000(b)      298(e)
   Managing Director      1999      75,200       --          --          600,000(b)      263(e)
   and President of       1998      24,000       --          --             --           108(e)
   AFFC

Gary L. Cook              2000     163,262       --          --          240,000(c)      938(f)
   Chief Financial        1999     132,537       --          --          500,000(c)    5,960(f)
   Officer, Secretary     1998     100,728       --          --             --         4,092(f)
   and Treasurer of the
   Company and AFFC
(a)	On January 28, 1999, Mr. Chan was granted a ten year option to purchase 8,000,000 shares of eVision common stock at an exercise price of $0.30, which is currently exercisable. On November 25, 1998, he was also granted options to purchase 1,000,000 shares of eVision common stock subject to certain provisions. On January 16, 1999, Mr. Chan was granted a ten year option to purchase 500,000 shares of eBanker common stock at an exercise price of $3.00 per share and exercisable immediately.

(b)	On January 16, 2000, Mr. Trapp was granted a ten year option to purchase 360,000 shares of common stock at $2.875. On this same date, 120,000 of Mr. Trapp’s previously granted options to purchase common stock at $0.20 were cancelled. On November 25, 1998, Mr. Trapp was granted a ten year option to purchase shares of common stock at an exercise price of $0.20, as amended, 480,000 of which are exercisable subject to certain conditions.

(c)	On January 16, 2000, Mr. Cook was granted a ten year option to purchase 240,000 shares of common stock at $2.875. On this same date, 80,000 of Mr. Cook’s previously granted options to purchase common stock at $.20 were cancelled. On November 25, 1998, Mr. Cook was granted a ten year option to purchase shares of common stock at an exercise price of $0.20, as amended, 320,000 of which are exercisable subject to certain conditions.

(d)	Represents matching contributions to a 401(k) plan, disability insurance premiums and housing expenses.

(e)	Represents disability insurance premiums.

(f)	Represents matching contributions to a 401(k) plan and disability insurance premiums.

(c) Option Grants in Last Fiscal Year

The following table sets forth the individual grants of stock options made during eVision’s fiscal year ended September 30, 2000 to each of the named executive officers:

Option Grants in Last Fiscal Year

                             Number of           Percent of Total
                             Securities         Options Granted to
                             Underlying         Employees in Fiscal    Exercise
         Name             Options Granted              Year              Price        Expiration Date
-----------------------   ---------------       --------------------   ---------      ---------------

Fai H. Chan                     ---                    ---            $  ---               ---

Tony T.W. Chan                  ---                    ---               ---               ---

Robert H. Trapp               360,000                 12.8%             2.875        January 16, 2010

Gary L. Cook                  240,000                  8.5%             2.875        January 16, 2010

The above table does not include 20,000, 30,000 and 30,000 warrants that were issued to AFFC in 1996 and subsequently allocated to Mr. Robert Trapp, Mr. Tony Chan and Mr. Gary Cook, respectively.

(d) Aggregate Option and Warrant Exercises and Fiscal Year End Option and Warrant Value Table

The following table provides information with respect to the named executive officers concerning unexercised options to purchase eVision’s common stock held by them as of September 30, 2000:

Fiscal Year End Option Values

                            Name of Securities          Value of Unexercised
                          Underlying Unexercised        In-the-Money Options
                        Options at Fiscal Year End       at Fiscal Year End
       Name              Exercisable/Unexercisable    Exercisable/Unexercisable(1)
       ----             --------------------------    ----------------------------

       Fai H. Chan         8,000,000 /1,000,000          $2,308,300 / $430,000
       Tony T.W. Chan           30,000 / 0                        ---
       Robert H. Trapp       380,000 / 480,000               $0 / $206,400
       Gary L. Cook          270,000 / 353,333               $0 / $151,933

(1) Calculated by multiplying the difference between the exercise price and the closing bid price of $0.63 per share by the applicable shares. Does not give consideration to commissions or other market conditions.

(e) Long Term Incentive Plan (LTIP) Awards Table

eVision granted no long-term incentive plan awards to Fai H. Chan, Tony T.W. Chan, Robert H. Trapp, or Gary L. Cook during the year ended September 30, 2000.

(g) Compensation of Directors-Standard Arrangement

Directors of eVision receive no compensation for their services as directors.

(h) Employment Contracts and Termination of Employment and Change-In-Control Arrangements

eVision had no such contracts or agreements.

(j) Compensation Committee Interlocks and Insider Participation

eVision has no compensation committee and no officer or employee or former officer of eVision or any of its subsidiaries during the fiscal year ended September 30, 2000 participated in deliberations with eVision’s Board of Directors concerning executive officer compensation.

eVision Stock Option Plans

The Company has granted options pursuant to two stock option plans, the 1996 Incentive and Nonstatutory Option Plan (1996 Plan), and the September 1996 Incentive and Nonstatutory Option Plan (September 1996 Plan). Options are granted for the purchase of shares of common stock at an exercise price not less than market value on the date of the grant, and expire generally within ten years from the date of grant. Options generally vest over three to five year periods from the date of the grant.

The 1996 Plan authorizes the granting of options to officers, directors, employees and consultants of eVision to purchase 1,250,000 shares of eVision’s common stock. No option may be granted after April 8, 2006. As of September 30, 2000, no options were outstanding under the 1996 Plan.

The September 1996 Plan authorizes the granting of options to purchase 15,000,000 shares of eVision’s common stock. No options may be granted after April 8, 2006. As of September 30, 2000, options to purchase 3,946,267 shares of eVision’s common stock at $.20 to $2.88 per share through 2010 were outstanding. Of such options, options to purchase 730,618 shares were exercisable at September 30, 2000.

As of September 30, 2000, eVision had also granted nonqualified stock options to purchase 11,968,333 shares of eVision’s common stock to certain directors, officers and consultants at an exercise price of between $0.20 and $2.88 per share. These options expire in 2008 and 2009. As of September 30, 2000, 8,634,778 of these options are exercisable.

eBanker Stock Option Plan

In January 1999, eBanker’s board of directors authorized the eBanker 1999 Incentive and Nonstatutory Stock Option Plan, effective January 18, 1999 through January 17, 2009, unless sooner terminated. The eBanker board of directors granted to certain eBanker directors, options to purchase 620,000 shares of eBanker common stock at $3.00 per share, exercisable immediately and for a period of ten years.

Employee Stock Ownership Plan

On September 22, 1989, eVision’s Board of Directors adopted an employee stock ownership plan (ESOP) which provides in pertinent part that eVision may annually contribute tax deductible funds to the ESOP, at its discretion, which are then allocated to eVision’s employees based upon the employees’ wages in relation to the total wages of all employees in the ESOP.

The ESOP provides that more than half of the assets in the ESOP must consist of eVision’s common stock. The ESOP is administered by a board of trustees under the supervision of an advisory committee, both of which are appointed by eVision’s Board of Directors. As of September 30, 2000, the ESOP owned 81,682 shares of eVision’s common stock and no other marketable securities. The shares are contributed at the discretion of the Board of Directors. For the year ended September 30, 2000, no shares were contributed. Employees become vested in the shares of eVision’s common stock after six years in the ESOP. Employees are 20% vested after two years, vesting an additional 20% each year up to 100% after six years in the ESOP.

Savings Plan

eVision has two retirement saving plans covering all employees who are over 21 years of age. The plans meet the qualifications of Section 401(k) of the Internal Revenue Code. Under the plans, eligible employees can contribute through payroll deductions up to 15% of their base compensation. eVision makes a discretionary matching contribution equal to a percentage of the employee’s contribution. Officers participate in the plans in the same manner as other employees.

eVision has no other bonus, profit sharing, pension, retirement, stock purchase, deferred compensation, or other incentive plans.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a)(b) Security Ownership of Certain Beneficial Owners and Management. The following table sets forth as of January 31, 2001, the number of shares of eVision’s outstanding common and preferred stock beneficially owned by each of eVision’s current directors and officers, sets forth the number of shares of eVision’s common stock and preferred stock beneficially owned by all of eVision’s current directors and officers as a group and sets forth the number of shares of eVision’s common and preferred stock owned by each person who owned of record, or was known to own beneficially, more than 5% of eVision’s outstanding shares of common and preferred stock respectively:

          Name and Address of              Amount and Nature
        Beneficial Owner or Name             of Beneficial
         of Officer or Director            Ownership (1)(2)     Percent of Class (2)
        ------------------------           -----------------    --------------------

     Fai H. Chan                            53,766,534  (3)(11)         74%
     2601, Island Place Tower
     510 King's Road
     North Point, Hong Kong

     Tony T. W. Chan                            30,000  (4)             ---%
     1700 Lincoln Street, 31st Floor
     Denver, Colorado 80203

     Robert H. Trapp                           500,000  (5)(6)           2%
     1700 Lincoln Street, 31st Floor
     Denver, Colorado 80203

     Kwok Jen Fong                             200,000  (6)(7)          ***%
     7 Temasek Blvd #43-03
     Suntec Tower One
     Singapore 038987

     Jeffrey M. Busch                          300,000  (8)              1%
     3828 Kennett Pike, Suite 206
     Greenville, DE  19807

     Robert Jeffers, Jr.                        59,600  (9)             ***%
     6101 16th St. SW Suite 511
     Washington, DC  20011

     Gary L. Cook                              400,282  (10)             1%
     1700 Lincoln Street, 31st Floor
     Denver, Colorado 80203

     All officers and directors             55,256,416  (11)            76%
     As a group (7 persons)

     Online Credit International Limited    45,366,534  (11)            71%
     2601, Island Place Tower
     510 King's Road
     North Point, Hong Kong

**Less than 1%

(1)	Except as indicated below, each person has the sole voting and/or investment power over the shares indicated.

(2)	None of the persons owns any shares of Convertible Series B-1 Preferred Stock. Holders of outstanding shares of Convertible B-1 Preferred Stock will vote on all matters together as a class with the holders of outstanding shares of common stock. Therefore, the “Percent of Class” column is calculated as a percentage of a class that includes the outstanding common stock and the outstanding Convertible B-1 Preferred Stock.

(3)	Includes 8,400,000 shares underlying stock options, of which 400,000 are exercisable only if the basic earnings per share of eVision for any fiscal year commencing with the fiscal year ended September 30, 1999, are equal to or exceed $0.10 per share. Also includes 45,366,534 shares beneficially owned by Online Credit International Limited. Mr. Chan is an executive officer, a director and an 11% stockholder of Online International.

(4)	Consists of 30,000 shares underlying warrants.

(5)	Consists of 480,000 shares underlying stock options and 20,000 shares underlying warrants.

(6)	Messrs. Trapp and Fong are directors of Online International. Messrs. Trapp and Fong disclaim beneficial ownership of the shares beneficially owned by Online International.

(7)	Consists of 200,000 shares underlying stock options.

(8)	Consists of 300,000 shares underlying stock options.

(9)	Includes 50,000 shares underlying stock options.

(10)	Consists of 353,333 shares underlying stock options, 30,000 shares underlying warrants and 16,949 shares held in eVision's 401(k) Plan.

(11)	Includes 35,913,487 shares underlying convertible debentures owned or that may be acquired upon exercise of an option. Online International is the parent company of eCredit Singapore (Pte) Ltd. eCredit Singapore is the parent company of Online Credit. 45,116,534 of the shares beneficially owned by Online International are beneficially owned by eCredit Singapore, of which 40,423,393 of the shares are beneficially owned by Online Credit. Of the 40,423,393 shares beneficially owned by Online Credit, 35,913,487 of the shares underlie convertible debentures owned or that may be acquired upon exercise of any option.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

(a)(b) Transactions with Management and Others and Certain Business Relationships.

Financing Agreements with Global Med

In April 1998, Online Credit and Fronteer Capital entered into financing agreements with Global Med. Online Credit committed to extend a line of credit in the amount of $1,500,000 and Fronteer Capital committed to extend $1,650,000 under separate agreements. The interest rate under both agreements was 12%. In consideration for the commitments, Online Credit and Fronteer Capital were granted warrants to purchase 6,000,000 and 1,000,000 shares, respectively, of Global Med common stock exercisable at $0.25 per share. Fronteer Capital was granted an additional warrant to acquire 5,000,000 shares of Global Med common stock at $0.25 per share upon the initial borrowing under the financing agreement. Additionally, Online Credit was granted the right to appoint five members to the board of directors of Global Med so long as there are any amounts outstanding under its original agreement. Online Credit has appointed such members to the board of directors of Global Med. In the event of default, amounts due under these commitments were convertible into common shares of Global Med at $0.05 per share.

As of September 30, 1998, Global Med had borrowed $1,500,000 on the Online Credit agreement and there were no amounts outstanding under the Fronteer Capital commitment.

In October 1998, eBanker and Global Med agreed to an assignment of the loan commitment from Fronteer Capital, excluding the warrant to purchase 1,000,000 shares of common stock issued in connection with the commitment. eBanker was issued a warrant to purchase 5,000,000 shares of Global Med common stock at $0.25 per share upon initial borrowing under the financing agreement in October 1998. Additionally, in October 1998, eBanker purchased from Online Credit $1,000,000 of its $1,500,000 total notes receivable from Global Med and a warrant to purchase 4,000,000 shares of common stock of Global Med at $0.25 per share for a total purchase price of $1,100,000. In November 1998, Global Med owed eBanker the $1,650,000 under Fronteer Capital’s original financing agreement plus the $1,000,000 under Online Credit’s original financing agreement for a total of $2,650,000. Amounts borrowed under these agreements were initially due in April 1999.

In March 1999, Online Credit exercised its remaining 2,000,000 warrants for cancellation of the remaining $500,000 it had extended to Global Med. Additionally, eBanker extended the due date for the $2,650,000 outstanding under its financing agreements with Global Med until April 15, 2000. In consideration for the extension, eBanker was paid a 2% fee in the form of 42,400 shares of Global Med common stock and the default conversion feature of the loans was increased from $0.05 per share to $0.25 per share.

In March 1999, eBanker extended a $750,000 bridge loan to Global Med due in December 1999. The bridge loan was convertible into common shares of Global Med at the rate of $1.13 per share. The bridge loan bears interest at 12% and eBanker was paid a 2% commitment fee in the form of 13,275 shares of Global Med’s common stock.

In April 1999, Online Credit entered into a bridge loan commitment with Global Med for $2,000,000 due in April 2000. The bridge loan was convertible into shares of Global Med at the rate of $1.15 per share. The bridge loan bears interest at 12% and Online Credit was paid a 5% commitment fee in the form of 86,957 shares of Global Med’s common stock.

At September 30, 1999, $3,400,000 was outstanding under eBanker’s financing agreements with Global Med and $2,000,000 remained available under the bridge loan commitment of Online Credit.

In October 1999, Online Credit, as agreed to by Global Med, assigned its $2,000,000 bridge loan commitment to Global Med and transferred to eBanker the 86,957 shares of Global Med common stock issued in consideration for the loan commitment to eBanker. Also in October 1999, eVision and eBanker entered into a lock up agreement whereby Global Med issued 50,000 and 450,000 shares of its common stock to eVision and eBanker, respectively, in consideration for eVision and eBanker agreeing to restrict sales of their holdings of Global Med common stock and warrants for a period of one year.

In December 1999, the $750,000 bridge loan was extended to September 2000. In consideration for the extension, eBanker received a 2% fee in the form of 13,275 shares of Global Med common stock and the conversion rate was reduced from $1.15 per share to $0.50 per share.

In April 2000, the $2,650,000 loans and the $2,000,000 bridge loan were extended to January 2001. Under the terms of the extension, if the loans were not repaid by January 2001, they would automatically extend to April 2001, the conversion features would be eliminated and eBanker would be granted warrants to acquire Global Med common stock at $0.50 per share. The number of warrants to be issued would be based on the total principal and interest outstanding divided by the exercise price of $0.50 per share. A conversion feature was added to the $2,650,000 loan that entitled eBanker to convert the loan into shares of Global Med common stock at a rate of $1.68 per share. Additionally, the $750,000 bridge loan was extended to January 2001. In consideration for these extensions, eBanker was paid a 2% fee in the form of 160,000 shares of Global Med common stock.

At September 30, 2000, a total of $5,400,000 was outstanding under the financing agreements between eBanker and Global Med and there were no remaining amounts available under the commitments.

In November 2000, eBanker agreed to exercise warrants to purchase 8,000,000 shares of common stock of Global Med at $0.25 per share in exchange for $2,000,000 of its notes receivable from Global Med. The remaining $3,400,000 outstanding under the various financing agreements and accrued interest of $428,700 were combined into one agreement and the due date was extended to July 1, 2001. Global Med agreed to pay interest of 12% per annum on a semi-annual basis, with the first interest payment due May 19, 2001. The 8,000,000 shares of common stock were issued on February 28, 2001. In consideration for the extension of the remaining principal and interest, eBanker received a fee of 5% payable in 197,600 shares of common stock of Global Med. If the principal and interest are not paid in full by July 1, 2001 the due date of the principal will automatically be extended to July 1, 2003. Additionally, eBanker will be issued warrants to acquire up to 10,168,430 shares of Global Med common stock with an exercise price of $0.50 per share. The actual number of warrants to be issued will be determined based upon the amount of principal outstanding at July 1, 2001. Additionally, upon the occurrence of certain events related to a certain contract Global Med is negotiating, Global Med will have the right, in its discretion, to put its shares of common stock worth up to $1,500,000 to eBanker at $0.50 per share in the form of exchanging debt for common stock. The default conversion rate under this extension is $1.00 per share. As consideration for this provision, eBanker was issued 500,000 restricted shares of Global Med common stock. As a result of these transactions, eBanker gained control of Global Med and Global Med will be reflected in eVision’s consolidated financial statements as a consolidated subsidiary of eBanker effective November 19, 2000. See the unaudited summary proforma financial information in Note 27 in the accompanying financial statements and the unaudited proforma financial statements in Item 14 of this Annual Report on Form 10-K, which give effect to this transaction.

On March 22, 2001, Global Med and eBanker entered into an interest payment option agreement that provides that Global Med will have the option, with five days prior written notice, to elect and pay to eBanker, before July 1, 2001, Global Med’s entire interest payment calculated for the life of the loan agreement dated November 19, 2000, in the form of 1,746,688 shares of Global Med common stock (calculated at $0.6875 per share, which was the closing bid price on March 22, 2001). In the event that Global Med pays any principal on the loan prior to July 1, 2003, eBanker will return a number of shares determined by calculating the pro-rata interest avoided due to early repayment of principal divided by $0.6875 per share. eBanker will make this calculation on July 1, 2001, July 1, 2002 and July 1, 2003.

If Global Med defaults on the repayment of any amount borrowed under the combined note issued to eBanker, all existing members of the board of directors of Global Med will be required to resign and eBanker will have the right to appoint all new members.

Online Credit International Limited

Convertible Debentures

eVision previously sold Online Credit a ten year $4,000,000 10% Convertible Debenture that is convertible into shares of common stock of eVision at a price of $0.53125 per share until December 15, 2007, unless sooner paid, and an option to purchase an $11,000,000 10% Convertible Debenture that was convertible into shares of common stock of eVision at a price of $0.61 per share until ten years from the date of issue unless sooner paid. Subsequently, Online Credit partially exercised the option and purchased additional 10% Convertible Debentures totaling $2,500,000. On September 23, 1998, Online Credit and eVision agreed to amend the terms of the remaining $8,500,000 of the $11,000,000 10% Convertible Debenture by increasing the interest rate to 12%, changing the conversion price to the lower of $0.35 or the fair market value per share and changing the default conversion price to $0.10 per share. As of September 30, 2000, Online Credit had purchased a total of $8,000,000 of Convertible Debentures. The option to purchase the $11,000,000 12% Convertible Debenture has $7,000,000 available remaining under option. The principal is due in ten years, except for one installment of $500,000 that was due March 1999. The installment due date was extended to March 2001. eVision paid Online Credit a fee of 3%, or $15,000 for the extension. On January 17, 2001, Online Credit agreed to extend the $500,000 due March 2001 until March 2002 for a fee of 1% or $5,000.

Each 12% Convertible Debenture that Online Credit or its designee receives will bear interest at a rate of 12% per annum and interest only will be payable quarterly with the final payment of the entire unpaid principal balance and all accrued and unpaid interest, if not sooner paid, due and payable five years after the date of issuance. Interest is payable in cash or in shares of eVision’s common stock at the election of Online Credit or its designee. Each 12% Convertible Debenture will be convertible into shares of eVision’s common stock at a price equal to the lower of $0.35 or the market price of eVision’s common stock at the time of conversion. In the case of default, the conversion price will be $0.10 per share of eVision’s common stock.

Interest payments of $212,111 that were due through September 30, 2000, arising out of convertible debentures acquired pursuant to the convertible debenture agreement, were paid by the issuance of 428,583 shares of common stock. The values of the shares of common stock were determined in accordance with the convertible debenture agreement. Online Credit has agreed to allow eVision to pay interest on these convertible debentures in cash or in shares of eVision common stock, at eVision’s option, until April 1, 2002.

Convertible Series B-1 Preferred Stock Dividend Guaranty

Online International has guaranteed through October 31, 2002, the payment of each annual 8% cash dividend on the Convertible Series B-1 Preferred Stock that was offered by eVision if such dividend is not paid by eVision. In consideration for making such guaranty, eVision issued an affiliate of Online International 250,000 shares of eVision’s common stock that had a value of $62,500 based on the closing price of $0.25 per share of the common stock on the date of the agreement. If Online International is required to make dividend payments as a result of its guaranty, Online International or its designee will receive a five year 12% convertible debenture equivalent to the amount that Online International is required to pay on the guaranty unless the act of eVision in giving Online International or its designee the 12% convertible debenture would be deemed to be an illegal distribution under the Colorado Business Corporation Act. In such event, Online International or its designee would receive, instead of a 12% convertible debenture, the number of shares of common stock as is equal to the total amount of the dividend paid divided by 90% of the conversion price of the common stock as defined in the 12% convertible debenture. In general, the conversion price of the convertible debenture will be the market price of the common stock on the date of conversion.

Online International has advised eVision that Online International would, as of March 2001, have sufficient liquid assets to pay on its guaranty if it were required to do so. There are no assurances, however, that Online International will have sufficient assets to pay on its guaranty if it were required to do so in the future.

Credit Card Receivable

In March 2000, eBanker acquired from MBf Card International Limited (MBf) a non-revolving interest in certain outstanding credit card accounts receivable for a total consideration of $7,625,062, which represented a discount of $1,601,976 from the total book value of the outstanding balances of the credit card accounts receivable of $9,227,038. This total outstanding of $9,227,038 consisted of approximately 92% of current accounts receivable and approximately 8% of 1 to 30 days past due accounts receivable. Approximately 60% of the initial consideration, or $4,645,040, was paid at the time of closing and the remaining balance was offset against collections as the related credit card receivables were collected. Of the total purchase discount of $1,601,976, $800,000 was allocated to an allowance for doubtful accounts and the remaining discount of $801,976 is being accreted to income over a period of 18 months, the estimated life of the credit card accounts receivable.

Concurrent with the acquisition of the credit card portfolio by eBanker, Online Credit acquired MBf and changed the name of MBf to Online Credit Card Limited (OCCL). OCCL processes the credit card collections for eBanker, and remits collections to eBanker on a monthly basis, and manages and absorbs the costs associated with (i) the administration and overhead of the portfolio including rent, utilities, salaries, wages, benefits, and hardware, software and other equipment costs, (ii) the underlying cards’ benefits and bonus points program, (iii) one-third of any charge-offs and (iv) providing 24-hour customer support. eBanker estimates that it paid OCCL approximately $1,413,000 related to processing collections for the year ended September 30, 2000. In addition to the accretion of the discount, eBanker earns 10% interest on the outstanding credit card accounts. For the year ended September 30, 2000, after payment of the fees related to processing collections of approximately $1,413,000, eBanker earned recognized interest income of approximately $393,000 plus the discount accretion of $209,279, for a total of $602,279. In addition, eBanker paid OCCL a one-time fee of approximately $100,000 related to its share of legal, audit, and other fees as part of the acquisition of the credit card accounts receivable. As of September 30, 2000, the credit card accounts receivable balance, net of unamortized discount of $592,697 and allowance for doubtful accounts of $537,840, was $2,296,398.

Global Online Funds, Inc.

In July 1999, eVision sold to Ladsleigh Investments Limited (Ladsleigh), an unrelated party, 100% of the stock of Fronteer Capital, now known as LIL Capital Inc., for $3,000,000. The primary assets of LIL Capital were approximately 122,084,000 shares of the common stock of Online International. The purchase price was paid in cash of $150,000 and in the form of a promissory note for $2,850,000, which bore interest at 14% and was due July 30, 2000. To secure the promissory note, eVision held all the primary assets of LIL Capital in escrow.

In March 2000, Ladsleigh sold the Company a ten year option to reacquire all of the outstanding stock of LIL Capital. eVision paid $250,000 for the option and the exercise price of the option was the amount outstanding under the note receivable plus all accrued interest. In July 2000, call options on the Online International stock previously sold by Ladsleigh to other unrelated parties expired unexercised and eVision exercised its option to reacquire LIL Capital. The option price was paid by canceling the $2,850,000 promissory note and the accrued interest thereon of $371,292. The assets of LIL Capital consisted primarily of the assets previously sold to Ladsleigh. In conjunction with the exercise, the Company recognized a charge of $425,000 representing the excess of the cost over the market value of the LIL Capital assets.

In 2000, eVision transferred the ownership of LIL Capital to Global Online Funds, Inc. (Global Online), a wholly owned subsidiary of eVision. As of September 30, 2000, Global Online’s consolidated assets consisted primarily of 123,294,000 shares of common stock and warrants to purchase 24,416,800 shares of common stock of Online International. The warrants subsequently expired. Because of the reacquisition, uncertainty regarding their ultimate disposition and current accounting practices regarding investments in stock of a parent company by a subsidiary, the investment in the equity instruments (common stock and common stock warrants) of Online International is reflected in the financial statements at September 30, 2000 as a contra-equity account at their cost of $2,545,286, in a manner similar to treasury stock.

eBanker

During the year ended September 30, 2000, eVision purchased 56,000 shares of eBanker common stock, 280,000 common stock warrants and convertible debentures of $560,000 from eBanker shareholders for $571,628. eVision also purchased 307,692 shares of newly issued common stock directly from eBanker for $1,999,998. As a result, eVision owned 39% of the outstanding common stock of eBanker as of September 30, 2000. Subsequent to year end, eVision purchased 10,000 shares of eBanker common stock, 50,000 common stock warrants and Convertible Debentures of $100,000 from eBanker shareholders for $100,000.

Q6 Technologies, Inc.

Q6 Technologies’ interest in Secutron was acquired in the early formation and capitalization of Q6 Technologies. Q6 Technologies subsequently increased its ownership of Secutron to approximately 78% in September 1999 and 97% in December 1999 primarily in connection with the settlement of a lawsuit by eVision and Secutron.

Q6 Technologies conducted a private placement of certain of its Class B common stock during the year ended September 30, 2000. AFFC received $144,613 in investment banking fees and received and paid commissions of $482,043, during the year ended September 30, 2000, relative to this private placement. AFFC also received 500,000 shares of Class B Common stock of Q6 Technologies as selling agent.

Also in December 1999, eVision and Q6 Technologies determined that the businesses of Secutron and its wholly owned subsidiary, MidRange, were not an appropriate part of Q6 Technologies’ long-term business strategy. Effective December 17, 1999, Q6 Technologies transferred its ownership interest in Secutron, which included MidRange, back to eVision in return for the cancellation of 5,000,000 shares of Class B Common Stock of Q6 Technologies previously held by eVision and certain contractual concessions. eVision and AFFC continue to hold 944,444 shares of Class A Common Stock and 1,055,556 shares of Class B Common Stock of Q6 Technologies. As a result of this transaction, eVision and AFFC own approximately 16% of Q6 Technologies, which is accounted for using the cost method of accounting for investments in common stock.

Other

eVision Corporate Services, Corporate Net Solutions and eBiz Web Solutions are wholly owned subsidiaries of eVision that provide management, accounting, administrative, technology support and web development services to consolidated and unconsolidated entities that are affiliated through common ownership or control. Asia SuperNet Corporation, Q6 Technologies and Global Med were charged $308,200 and $42,841, which approximate the cost, for these services for the years ended September 30, 2000 and 1999, respectively. eVision, eBanker, eBiz Web Solutions, Corporate Net Solutions, Secutron, and American Fronteer were charged $1,336,733, $523,845 and $106,554, which approximates the cost, for these services for the years ended September 30, 2000, 1999 and 1998, respectively.

During the year ended September 30, 2000, the Company paid Jeffrey M. Busch, an outside director, $140,293 for legal services and reimbursement of actual expenses on the Company’s behalf.

PeopleMed.com, Inc., a subsidiary of Global Med, initiated a private placement of its common stock subsequent to September 30, 2000. AFFC received $20,800 in investment banking fees and commissions related to this offering.

During the year ended September 30, 2000, eVision purchased, in the open market, 66,700 shares of common stock of American Pacific Bank at a cost of $262,093. The shares are classified as available-for-sale. Mr. Fai H. Chan is the Chairman of the board of directors of American Pacific Bank and a significant shareholder. Mr. Tony Chan is also a director of American Pacific Bank.

PART IV

ITEM 14. EXHIBITS, FINANCIAL SCHEDULES, AND REPORTS ON FORM 8-K

(a) (1) (i) Financial Statements and Financial Statement Schedules

         Index To Financial Statements:                                                            Page
         ------------------------------                                                            ----

         Independent Auditors' Reports                                                             F-1
         Consolidated Balance Sheets as of September 30, 2000 and 1999                             F-3
         Consolidated Statements of Operations for the three year period ended
            September 30, 2000                                                                     F-5
         Consolidated Statements of Comprehensive Loss for the three year
            period ended September 30, 2000                                                        F-7
         Consolidated Statements of Stockholders' Equity (Deficit) for the
            three year period ended September 30, 2000                                             F-8
         Consolidated Statements of Cash Flows for the three year period ended
            September 30, 2000                                                                     F-10
         Notes to the Consolidated Financial Statements                                            F-13

(a) (1) (ii) Other Financial Statements

As described in Item 1 and in Notes 1 and 9 in the accompanying financial statements, the following unaudited proforma financial statements give effect to (i) the exchange of certain assets and liabilities of American Fronteer for an ownership interest of approximately 40% in Auerbach, Pollack and Richardson, Inc. (APR) which occurred on December 19, 2000 and (ii) the acquisition of a controlling interest in Global Med through the exercise of warrants by eBanker to purchase 8,000,000 shares of Global Med common stock in connection with debt refinancing that was agreed to on November 20, 2000. Additionally, in connection with the refinancing, eBanker was granted 697,600 shares of common stock of Global Med as fees for the extension and change in the conversion rate. The shares of Global Med common stock were issued on February 28, 2001. These unaudited proforma financial statements are based on estimates and assumptions set forth herein and in the notes to these statements.

The unaudited proforma balance sheet gives effect to these transactions as if they had occurred on September 30, 2000. The unaudited proforma statement of operations gives effect to these transactions as if they had occurred on October 1, 1999. The proforma financial statements do not purport to represent what eVision’s financial position or results of operations would have actually been if the transactions had actually occurred on those dates and are not necessarily indicative of eVision’s financial position or results of operations the results for any future period.

eVISION USA.COM, INC. AND SUBSIDIARIES

Unaudited Proforma Balance Sheet:

                                           eVision                        Global Med                        Proforma
                                        September 30,       APR          September 30,    Global Med      September 30,
                                             2000       Adjustments           2000        Adjustments         2000
                                        -------------   -----------     --------------    -----------     ------------
CURRENT ASSETS
   Cash and cash equivalents              $11,232,720          --             235,000          --          11,467,720
   Credit card accounts receivable, net     2,296,398          --                --            --           2,296,398
   Accounts receivable net                    240,148       (49,390)(A)       958,000          --           1,148,758
   Account receivable, related party          753,151          --                --         (85,000)(D)       668,151
   Accrued interest receivable                 90,000          --                --            --              90,000
   Accrued interest receivable, related
     party                                    365,419          --                --        (335,498)(D)        29,921
   Accrued revenues, net                         --            --           1,256,000          --           1,256,000
   Securities owned, at market value        1,546,919          --                --            --           1,546,919
   Notes receivable, net                    1,000,000          --                --            --           1,000,000
   Investments, available-for-sale, at
       market value                           243,922          --                --            --             243,922
   Other assets                               233,744      (103,301)(A)        63,000          --             193,443

                                          -----------   -----------       -----------   -----------       -----------
       Total current assets                18,002,421      (152,691)        2,512,000      (420,498)       19,941,232

PROPERTY, FURNITURE AND
   EQUIPMENT, net                           3,205,809      (250,000)(A)       432,000          --           3,387,809

NOTES RECEIVABLE, RELATED
    PARTY                                   5,400,000          --                --      (5,400,000)(C)          --

FINANCING COSTS, net                          791,381          --             123,000      (123,000)(E)       791,381

OTHER LONG-TERM ASSETS                      1,991,275      (737,584)(A)     1,778,000     4,934,743 (F)     9,271,499

                                                          1,305,065 (B)
                                          -----------   -----------       -----------   -----------       -----------

   Total assets                            29,390,886       164,790         4,845,000    (1,008,755)       33,391,921
                                          ===========   ===========       ===========   ===========       ===========

See the introductory information and the notes to the unaudited proforma financial statements.

eVISION USA.COM, INC. AND SUBSIDIARIES

Unaudited Proforma Balance Sheet (Continued)::

                                          eVision                              Global Med                          Proforma
                                       September 30,          APR            September 30,      Global Med       September 30,
                                           2000           Adjustments             2000          Adjustments          2000
                                       ------------       -----------        -------------      -----------      -------------

CURRENT LIABILITIES
Accounts payable and accrued
        expenses                      $  3,268,453           (311,967)(A)      1,988,000           (420,498)(D)      4,523,988
Payable to clearing organization           305,866            476,757 (A)           --                 --              782,623
Current portion of long-term
        debt and capital lease
        obligation                          70,632               --              151,000               --              221,632
Accrued interest payable to
        related party                      212,111               --                 --                 --              212,111
Current portion of convertible
       debentures, related party           500,000               --                 --                 --              500,000
Financing agreements with
        related party                         --                 --            5,400,000         (5,400,000)(C)           --
Other current liabilities                  326,562               --            2,152,000           (119,257)(E)      2,359,305
                                      ------------       ------------       ------------       ------------       ------------
        Total current liabilities        4,683,624            164,790          9,691,000         (5,939,755)         8,599,659

LONG TERM DEBT AND
   CAPITAL LEASE OBLIGATIONS,
   net of current portion                  862,752               --               85,000               --              947,752
CONVERTIBLE DEBENTURES                   6,339,276               --                 --                 --            6,339,276
CONVERTIBLE DEBENTURES,
   RELATED PARTY                         7,500,000               --                 --                 --            7,500,000
DEFERRED RENT CONCESSIONS                1,426,654               --                 --                 --            1,426,654
                                      ------------       ------------       ------------       ------------       ------------
   Total liabilities                    20,812,306            164,790          9,776,000         (5,939,755)        24,813,341
                                      ------------       ------------       ------------       ------------       ------------

MINORITY INTEREST                        6,606,127               --                 --                 --            6,606,127
                                      ------------       ------------       ------------       ------------       ------------

STOCKHOLDERS' EQUITY
Preferred stock                            148,822               --                 --                 --              148,822
Common stock                               245,658               --              135,000           (135,000)(F)        245,658

Additional paid-in capital              27,925,052          1,305,065 (B)     29,764,000        (29,764,000)(F)     29,230,117

Accumulated deficit                    (23,796,038)        (1,305,065)(A)    (34,830,000)        34,830,000 (F)    (25,101,103)

Investment in Online International      (2,545,286)              --                 --                 --           (2,545,286)
Accumulated other comprehensive
   loss                                     (5,755)              --                 --                 --               (5,755)
                                      ------------       ------------       ------------       ------------       ------------
    Total stockholders' equity           1,972,453               --           (4,931,000)         4,931,000          1,972,453
                                      ------------       ------------       ------------       ------------       ------------

Total liabilities and stockholders'
    equity                            $ 29,390,886            164,790          4,845,000         (1,008,755)        33,391,921
                                      ============       ============       ============       ============       ============

See the introductory information and the notes to the unaudited proforma financial statements.

eVISION USA.COM, INC. AND SUBSIDIARIES

Unaudited Proforma Statement Of Operations::

                                                                             Global Med
                                            eVision                            twelve
                                          year ended                           months
                                           September                           ended                            Proforma
                                              30,           APR              September        Global Med        September
                                             2000        adjustments         30, 2000 (J)     adjustments        30, 2000
                                          -----------    -----------         -----------      -----------       ---------
REVENUE:

Brokerage commissions                   $ 17,785,074     (17,785,074)(B)           --              --                 --

Investment banking                           890,757        (890,757)(B)           --              --                 --

Trading profits, net                       3,223,642      (3,223,642)(B)           --              --                 --

Other broker/dealer                        1,278,832      (1,278,832)(B)           --              --                 --
Computer hardware and software
     operations                            1,713,753            --            4,258,000            --            5,971,753
Interest income on investments and
     loans                                 1,188,281            --                 --              --            1,188,281
Interest income on loans, related          1,784,093            --                 --          (601,550)(K)        613,207
                                                                                               (569,336)(L)
Realized gain on sale of
     investment securities                 1,462,240            --                 --              --            1,462,240
Other                                        446,541            --                 --              --              446,541
                                        ------------    ------------       ------------    ------------       ------------

      Total revenue                       29,773,213     (23,178,305)         4,258,000      (1,170,886)         9,682,022
                                        ------------    ------------       ------------    ------------       ------------

COST OF SALES AND OPERATING EXPENSES:

Broker/dealer commissions                 10,698,348     (10,698,348)(B)           --              --                 --
Computer cost of sales                     1,462,578            --            1,919,000            --            3,381,578
Unrealized (gain) loss on
     securities                              (40,077)           --                 --              --              (40,077)
Interest expense on convertible
     debentures                              932,324            --                 --              --              932,324

General and administrative                18,934,358      (13,000,410)(B)     4,673,000       1,200,000(H)      11,806,948

Depreciation and amortization                514,125         (393,694)(B)      --                  --              120,431
                                        ------------    ------------       ------------    ------------       ------------
   Total cost of sales and operating
     expenses                             32,501,656     (24,092,452)         6,592,000       1,200,000         16,201,204
                                        ------------    ------------       ------------    ------------       ------------

Operating loss                            (2,728,443)        914,147         (2,334,000)     (2,370,886)        (6,519,182)
                                        ------------    ------------       ------------    ------------       ------------
Continued

See the introductory information and the notes to the unaudited proforma financial statements.

eVISION USA.COM, INC. AND SUBSIDIARIES

Unaudited Proforma Statement Of Operations (Continued)::

                                                                       Global Med
                                                                         twelve
                                      eVision                            months
                                     year ended                           ended
                                     September                          September                          Proforma
                                        30,              APR            30, 2000       Global Med         September
                                        2000         adjustments           (J)         adjustments         30, 2000
                                     -----------     -----------       ----------      -----------        ----------

Operating loss                      $ (2,728,443)        914,147        (2,334,000)    (2,370,886)       (6,519,182)
                                    ------------    ------------       ------------    -----------     ------------

OTHER INCOME (EXPENSE):

Interest income                          321,674        (136,082)(B)        16,000            --            201,592
Interest expense                         (63,951)         24,494(B)       (644,000)      (601,550)(K)    (1,285,007)
Interest expense, related               (843,833)           --                 --             --           (843,833)
Foreign currency transaction loss        (31,081)           --                 --             --            (31,081)

Loss from equity investments            (497,660)       (831,792)(B)           --         497,660(G)       (831,792)

Financing costs                             --              --          (1,630,000)     1,630,000(L)           --
Other                                    149,900          (5,000)              --             --            144,900
                                    ------------    ------------        ------------   ------------    ------------

Loss before minority interest and
     income taxes                     (3,693,394)        (34,233)       (4,592,000)      (844,776)       (9,164,403)

Minority interest in (earnings)
     loss                               (604,633)           --                 --       2,584,433(I)      1,979,800
                                    ------------    ------------        ------------   ------------    ------------

Loss from operations before
     income taxes                     (4,298,027)        (34,233)       (4,592,000)     1,739,657        (7,184,603)

Income tax expense                      (604,196)           --                 --            --            (604,196)
                                    ------------    ------------        -----------   ------------     ------------

Net loss                            $ (4,902,223)        (34,233)       (4,592,000)     1,739,657        (7,788,799)
                                    ============    ============       ============   ============     ============

Weighted average number of
     common shares outstanding        21,838,116                                                         21,838,116
                                    ============                                                       ============

Basic and diluted loss per common
     share                          $      (0.30)                                                      $      (0.44)
                                    ============                                                       ============

See the introductory information and the notes to the unaudited proforma financial statements.

eVISION USA.COM, INC. AND SUBSIDIARIES

Notes To The Unaudited Proforma Financial Statements::

The following explain the adjustments in the accompanying proforma financial statements related to the APR and Global Med transactions:

        Note (A) -- This entry reflects the adjustment of the assets and liabilities of American Fronteer that were exchanged for the ownership interest in APR.

        Note (A) -- This entry records eVision's equity interest in APR.

        Note (C) -- This entry eliminates the financing agreements payable by Global Med to eBanker in the amount of $5,400,000.

        Note (D) -- This entry eliminates the accounts payable and receivable and accrued interest payable and receivable between Global Med and eVision.

        Note (E) -- This entry eliminates the respective deferred financing costs and deferred revenues recorded by Global Med and eBanker, respectively.

        Note (F) -- This entry eliminates the investment in Global Med of approximately $791,000, records goodwill in the amount of approximately $5,726,000 and eliminates Global Med’s deficit. No minority interest has been recognized due to the negative equity position of Global Med.

        Note (G) -- This entry eliminates the equity losses of Global Med recognized by eBanker for the year ended September 30, 2000 of $497,660.

        Note (H) -- Upon consolidation, eVision will recognize approximately $6,000,000 in goodwill to be amortized over a five year period or $1,200,000 per year.

        Note (I) -- Global Med will be consolidated with eBanker. eVision owns approximately 39% of eBanker. This entry adjusts the minority interest in eBanker due to consolidation of Global Med.

        Note (J) -- These amounts represent an estimate of Global Med’s statement of operations for the twelve months ended September 30, 2000.

        Note (K) -- This entry eliminates the interest income/expense on the financing agreements payable by Global Med to eBanker.

        Note (L) -- This entry eliminates the financing costs paid by Global Med to eBanker of $1,630,000. The corresponding financing revenues recorded by eVision were $569,336. The difference of approximately $1,000,000 relates primarily to expense recognized by Global Med for the sale of shares of common stock at a discount to eVision.

(a) (2) Financial Statement Schedules.

All schedules are omitted because the required information is not present in amounts sufficient to require submission of the schedule or because the information required is included in the Consolidated Financial Statements and Notes thereto.

(a) (3) Exhibits. See "EXHIBIT INDEX" on page 54.

(b) Current Reports on Form 8-K:

A Current Report on Form 8-K dated September 8, 2000, was filed on September 20, 2000 to report under Item 5 information relating to a complaint filed in the United States District Court for the Southern District of New York (Case No. 00 CIV. 6769) against eVision USA.Com, Inc., eBanker USA.com, Inc., American Fronteer Financial Corporation, and the officers and/or directors of eVision and eBanker.

(c) Exhibits: Included as exhibits are the items in the Exhibit Index.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                                           eVISION USA.COM, INC.

Dated:   March 27, 2001                                /s/ Fai H. Chan
                                                                              Fai H. Chan, Chairman and President

Dated:   March 27, 2001                                /s/ Gary L. Cook
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

Dated:   March 27, 2001                                /s/ Fai H. Chan
                                                                              Fai H. Chan, Director

Dated:   March 27, 2001                                /s/ Tony T. W. Chan
                                                                              Tony T. W. Chan, Director

Dated:   March 27, 2001                                /s/ Robert H. Trapp
                                                                              Robert H. Trapp, Director

Dated:   March 27, 2001                                /s/ Jeffrey M. Busch
                                                                              Jeffrey M. Busch, Director

Dated:   March 28, 2001                                /s/ Kwok Jen Fong
                                                                              Kwok Jen Fong, Director

Dated:   March 28, 2001                                /s/ Robert Jeffers, Jr.
                                                                              Robert Jeffers, Jr., Director

Independent Auditors’ Report

The Board of Directors and StockholderseVision
USA.Com, Inc.:

We have audited the accompanying consolidated balance sheets of eVision USA.Com, Inc. and subsidiaries as of September 30, 2000 and 1999, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements referred to above present fairly, in all material respects, the financial position of eVision USA.Com, Inc. and subsidiaries as of September 30, 2000 and 1999, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

Denver, Colorado
March 26, 2001

Independent Auditors’ Report

The Board of Directors and StockholderseVision
USA.Com, Inc.:

We have audited the accompanying consolidated statements of operations, comprehensive loss, stockholders’ equity (deficit), and cash flows of eVision USA.Com, Inc. (formerly Fronteer Financial Holdings, Ltd.) and Subsidiaries for the year ended September 30, 1998. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and the cash flows of eVision USA.Com, Inc. and Subsidiaries for the year ended September 30, 1998, in conformity with generally accepted accounting principles.

                                                                                            /s/ KPMG LLP

Denver, Colorado
December 30, 1998

eVISION USA.COM, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

                                                              September 30,
                                                           ------------------
ASSETS                                                     2000          1999
------                                                     ----          ----
CURRENT ASSETS:
   Cash and cash equivalents ......................   $11,232,720   $ 7,593,772
   Certificate of deposit, restricted .............          --         575,000
   Credit card accounts receivable, net ...........     2,296,398          --
   Accounts receivable, net .......................       240,148     1,342,224
   Accounts receivable, related party .............       753,151        83,416
   Accrued interest receivable ....................        90,000       119,487
   Accrued interest receivable, related party .....       365,419         7,000
   Securities owned, at market value ..............     1,546,919     1,495,701
   Notes receivable, net ..........................     1,000,000     3,150,000
   Notes receivable, related party ................          --       3,400,000
   Investments, available-for-sale, at market value       243,922     1,991,258
   Other assets ...................................       233,744       271,026
                                                      -----------   -----------

      Total current assets ........................    18,002,421    20,028,884

PROPERTY, FURNITURE AND EQUIPMENT, net ............     3,205,809     1,233,360

NOTES RECEIVABLE, RELATED PARTY ...................     5,400,000          --

FINANCING COSTS, net of accumulated amortization
    of $234,493 and  $108,062, respectively .......       791,381       917,812

OTHER NONCURRENT ASSETS ...........................     1,991,275       559,995
                                                      -----------   -----------

      Total assets ................................   $29,390,886   $22,740,051
                                                      ===========   ===========

See accompanying notes to consolidated financial statements.

eVISION USA.COM, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (CONTINUED)

                                                                                     September 30,
                                                                                 --------------------
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                                   2000            1999
---------------------------------------------                                    ----            ----

CURRENT LIABILITIES:
   Accounts payable and accrued expenses ...............................   $  3,268,453       3,417,849
   Payable to clearing organization ....................................        305,866         128,040
   Current portion of long-term debt and capital lease obligations .....         70,632          70,812
   Accrued interest payable to related party ...........................        212,111         212,111
   Current portion of convertible debentures to related party ..........        500,000         500,000
   Other current liabilities ...........................................        326,562         273,029
                                                                           ------------    ------------

      Total current liabilities ........................................      4,683,624       4,601,841

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS,
    net of current portion .............................................        862,752          89,351
CONVERTIBLE DEBENTURES .................................................      6,339,276       6,747,383
CONVERTIBLE DEBENTURES TO RELATED PARTY ................................      7,500,000       7,500,000
DEFERRED RENT CONCESSIONS ..............................................      1,426,654       1,540,715
                                                                           ------------    ------------

      Total liabilities ................................................     20,812,306      20,479,290
                                                                           ------------    ------------

MINORITY INTEREST IN SUBSIDIARIES ......................................      6,606,127       6,191,241
                                                                           ------------    ------------

COMMITMENTS AND CONTINGENCIES
       (Notes 1, 4, 7, 8, 9, 13, 15, 16, 17, 19, 20, 22, 23, and 27)

STOCKHOLDERS' EQUITY (DEFICIT):
   Preferred Stock: 25,000,000 shares authorized, $0.10 par value;
       Convertible Series B-1, 1,488,219 shares issued and outstanding .        148,822            --
       Convertible Series B, 110,500 shares issued and outstanding .....           --            11,050
   Common Stock: 1,000,000,000 and 100,000,000 shares authorized in 2000 and 1999, respectively, $0.01 par value; 24,565,811 and 19,838,299
      shares issued and outstanding ....................................        245,658         198,383
   Additional paid-in capital ..........................................     27,925,052      13,106,401
   Accumulated deficit .................................................    (23,796,038)    (17,144,251)
   Accumulated other comprehensive income (loss) .......................         (5,755)        247,937
   Investment in Online International common stock, at cost ............     (2,545,286)           --
   Unearned ESOP shares ................................................           --          (350,000)
                                                                           ------------    ------------

         Total stockholders' equity (deficit) ..........................      1,972,453      (3,930,480)
                                                                           ------------    ------------

         Total liabilities and stockholders' equity (deficit) ..........   $ 29,390,886      22,740,051
                                                                           ============    ============

See accompanying notes to consolidated financial statements.

eVISION USA.COM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                 Year Ended September 30,
                                                           ------------------------------------
                                                           2000             1999           1998
                                                           ----             ----           ----
REVENUE:
Brokerage commissions .............................   $ 17,785,074      17,193,481      14,763,287
Investment banking ................................        890,757       1,299,209       2,227,289
Trading profits, net ..............................      3,223,642       1,085,189         405,962
Other broker/dealer ...............................      1,278,832       1,323,578       1,489,853
Computer hardware and software operations .........      1,713,753       9,705,227       8,454,279
Interest income on investments and loans ..........      1,188,281       1,164,518            --
Interest income on loans, related parties .........      1,784,093         247,474            --
Realized gain on sale of investment securities ....      1,462,240         447,863            --
Gain on sale of assets ............................           --         1,682,001            --
Other .............................................        446,541          44,722          46,634
                                                      ------------    ------------    ------------

       Total revenue  .............................     29,773,213      34,193,262      27,387,304
                                                      ------------    ------------    ------------

COST OF SALES AND OPERATING EXPENSES:
Broker/dealer commissions .........................     10,698,348      10,612,894      10,521,902
Computer cost of sales ............................      1,462,578       8,752,669       7,979,162
Unrealized (gain) loss on securities ..............        (40,077)         65,315       1,751,792
Interest expense on convertible debentures ........        932,324       1,012,956          84,031
General and administrative ........................     18,934,358      15,435,464      13,359,245
Depreciation and amortization .....................        514,125         427,816         389,234
                                                      ------------    ------------    ------------

        Total cost of sales and operating expenses      32,501,656      36,307,114      34,085,366
                                                      ------------    ------------    ------------

Operating loss ....................................     (2,728,443)     (2,113,852)     (6,698,062)

OTHER INCOME (EXPENSE):
Interest income ...................................        321,674         114,754         300,705
Interest expense ..................................        (63,951)        (31,178)        (17,390)
Interest expense, related party ...................       (843,833)       (827,527)       (388,129)
Foreign currency transaction loss .................        (31,081)           --              --
Equity in loss of unconsolidated affiliate ........       (497,660)           --              --
Other .............................................        149,900          29,422         (15,434)
                                                      ------------    ------------    ------------

       Total other income (expense) ...............       (964,951)       (714,529)       (120,248)
                                                      ------------    ------------    ------------

Loss before minority interest and income taxes ....     (3,693,394)     (2,828,381)     (6,818,310)
Minority interest in (earnings) loss ..............       (604,633)       (224,036)        129,363
                                                      ------------    ------------    ------------

Loss from continuing operations before income taxes     (4,298,027)     (3,052,417)     (6,688,947)
Income tax expense ................................       (604,196)       (136,631)       (290,320)
                                                      ------------    ------------    ------------

Loss from continuing operations ...................     (4,902,223)     (3,189,048)     (6,979,267)
                                                      ------------    ------------    ------------
(Continued)

See accompanying notes to consolidated financial statements.

eVISION USA.COM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (CONTINUED)

                                                              Year Ended September 30,
                                                              -----------------------------------
                                                              2000            1999           1998
                                                              ----            ----           ----

Loss from continuing operations .....................   $ (4,902,223)     (3,189,048)     (6,979,267)

Loss on sale of discontinued operations, net of
   income tax benefit of $159,748 ...................           --              --          (249,861)
Loss from discontinued operations, net of income tax
   benefit of $101,788 ..............................           --              --          (159,207)
                                                        ------------    ------------    ------------

Loss from discontinued operations ...................           --              --          (409,068)
                                                        ------------    ------------    ------------

Loss before extraordinary item ......................     (4,902,223)     (3,189,048)     (7,388,335)
Extraordinary item-forgiveness of debt, net of income
   tax expense of $585,000 ..........................           --              --           915,000
                                                        ------------    ------------    ------------

Net loss ............................................     (4,902,223)     (3,189,048)     (6,473,335)

Preferred stock dividends ...........................     (1,749,564)        (48,154)           --
                                                        ------------    ------------    ------------

Net loss applicable to common shareholders ..........   $ (6,651,787)     (3,237,202)     (6,473,335)
                                                        ============    ============    ============

Basic and diluted weighted average number of
   common shares outstanding ........................     21,838,116      18,411,886      16,459,515
                                                        ============    ============    ============

Basic and diluted earnings (loss) per common share:

   Continuing operations ............................   $      (0.30)          (0.18)          (0.42)
   Discontinued operations:
         Sale of discontinued operations ............           --              --             (0.02)
         Discontinued operations ....................           --              --             (0.01)
   Extraordinary item ...............................           --              --              0.06
                                                        ------------    ------------    ------------

         Total ......................................   $      (0.30)          (0.18)          (0.39)
                                                        ============    ============    ============

See accompanying notes to consolidated financial statements.

eVISION USA.COM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

                                                                For the Year Ended September 30,
                                                               ----------------------------------
                                                               2000           1999           1998
                                                               ----           ----           ----

Net loss ..............................................   $(4,902,223)    (3,189,048)    (6,473,335)

Other comprehensive income (loss):

   Reclassification adjustment for gains arising
      during the period, net of tax benefit of $158,517      (247,937)          --             --

   Foreign currency translation .......................         5,330           --             --

   Unrealized gain (loss) on available-for-sale
      securities, net of tax (benefit) expense of
      $(7,087) and $158,517 ...........................       (11,085)       247,937           --
                                                          -----------    -----------    -----------

Comprehensive loss ....................................   $(5,155,915)    (2,941,111)    (6,473,335)
                                                          ===========    ===========    ===========

See accompanying notes to consolidated financial statements.

eVISION USA.COM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

                                                         Convertible  Convertible
                                                          Series B    Series B-1                 Additional
                                                          Preferred   Preferred       Common      Paid-in
                                                            Stock       Stock         Stock       Capital
                                                          ---------   ----------      ------     ----------

Balances at September 30, 1997 ....................   $      --           --         168,715     10,966,990

Issuance of common shares for interest ............          --           --           4,128        217,539

Common Stock received and canceled in
   disposition of net assets of discontinued
   operations .....................................          --           --          (4,935)      (488,565)

Issuance of common shares for branch
   offrice ........................................          --           --           3,500        346,500

Net loss ..........................................          --           --            --             --
                                                      -----------   ----------   -----------    -----------

Balances at September 30, 1998 ....................          --           --         171,408     11,042,464

Issuance of common shares on exercise of
   stock options ..................................          --           --           2,840         53,947

Issuance of common shares for interest ............          --           --          15,694        756,834

Issuance of common shares for guarantee ...........          --           --           2,500         60,000

Issuance of Convertible Series B Preferred
   stock, net of issuance costs of
   $244,853 .......................................        11,050         --            --          849,097

Issuance of common shares in settlement
   of lawsuit .....................................          --           --           5,500        319,500

Issuance of common shares for extension
   of debt ........................................          --           --             441         24,559

Preferred stock dividends .........................          --           --            --             --

Other comprehensive income:
   Unrealized gain on available-for-sale
      securities ..................................          --           --            --             --

Net loss ..........................................          --           --            --             --
                                                      -----------   ----------   -----------    -----------

Balances at September 30, 1999 ....................   $    11,050         --         198,383     13,106,401
(Continued)

See accompanying notes to consolidated financial statements.

F-8(a)

eVISION USA.COM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

                                                                    Accumulated
                                                                       Other
                                                      Accumulated   Comprehensive    Unearned
                                                        Deficit     Income (Loss)   ESOP stock       Total
                                                      -----------   -------------   ----------       -----

Balances at September 30, 1997 ....................    (7,433,714)          --        (350,000)     3,351,991

Issuance of common shares for interest ............          --             --            --          221,667

Common Stock received and canceled in
   disposition of net assets of discontinued
   operations .....................................          --             --            --         (493,500)

Issuance of common shares for branch
   offrice ........................................          --             --            --          350,000

Net loss ..........................................    (6,473,335)          --            --       (6,473,335)
                                                      -----------    -----------   -----------    -----------

Balances at September 30, 1998 ....................   (13,907,049)          --        (350,000)    (3,043,177)

Issuance of common shares on exercise of
   stock options ..................................          --             --            --           56,787

Issuance of common shares for interest ............          --             --            --          772,528

Issuance of common shares for guarantee ...........          --             --            --           62,500

Issuance of Convertible Series B Preferred
   stock, net of issuance costs of
   $244,853 .......................................          --             --            --          860,147

Issuance of common shares in settlement
   of lawsuit .....................................          --             --            --          325,000

Issuance of common shares for extension
   of debt ........................................          --             --            --           25,000

Preferred stock dividends .........................       (48,154)          --            --          (48,154)

Other comprehensive income:
   Unrealized gain on available-for-sale
      securities ..................................          --          247,937          --          247,937

Net loss ..........................................    (3,189,048)          --            --       (3,189,048)
                                                      -----------    -----------   -----------    -----------

Balances at September 30, 1999 ....................   (17,144,251)       247,937      (350,000)    (3,930,480)

See accompanying notes to consolidated financial statements.

F-8(b)

eVISION USA.COM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED)

                                            Convertible    Convertible
                                              Series B      Series B-1                 Additional
                                              Preferred     Preferred       Common      Paid-in
                                                Stock         Stock         Stock       Capital
                                              ---------     ----------      ------     ----------

Balances at September 30, 1999 ........   $    11,050           --          198,383    13,106,401

Conversion of Convertible Series B
    Preferred Stock to Convertible
    Series B-1 Preferred Stock ........       (11,050)        11,050           --            --

Issuance of Convertible Series B-1
     Preferred Stock, net of issuance
     costs of $1,852,672 ..............          --          138,950           --      11,903,378

Issuance of common stock for
     payment of interest ..............          --             --           17,050       826,783

Issuance of common stock on
     exercise of options and warrants .          --             --           25,143     1,034,077

Conversion of Convertible
     Series B-1 Preferred Stock to
     common stock .....................          --           (5,082)         5,082          --

Stock-based compensation ..............          --             --             --         668,750

Payment of ESOP note ..................          --             --             --            --

Preferred stock dividends .............          --            3,904           --         385,663

Other comprehensive income:
     Unrealized loss on available-
        for-sale securiies ............          --             --             --            --
     Foreign currency translation .....          --             --             --            --

Investment in Online International
     common stock, at cost ............          --             --             --            --

Net loss ..............................          --             --             --            --
                                          -----------    -----------    -----------   -----------

Balances at September 30, 2000 ........   $      --          148,822        245,658    27,925,052
                                          ===========    ===========    ===========   ===========

See accompanying notes to consolidated financial statements.

F-9(a)

eVISION USA.COM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED)

                                                         Accumulated      Investment
                                                             Other         in Online
                                         Accumulated     Comprehensive   International    Unearned
                                           Deficit       Income (Loss)      Stock        ESOP stock       Total
                                         -----------     -------------  ------------     ----------       -----

Balances at September 30, 1999 ........   (17,144,251)       247,937           --         (350,000)    (3,930,480)

Conversion of Convertible Series B
    Preferred Stock to Convertible
    Series B-1 Preferred Stock ........          --             --             --             --             --

Issuance of Convertible Series B-1
     Preferred Stock, net of issuance
     costs of $1,852,672 ..............          --             --             --             --       12,042,328

Issuance of common stock for
     payment of interest ..............          --             --             --             --          843,833

Issuance of common stock on
     exercise of options and warrants .          --             --             --             --        1,059,220

Conversion of Convertible
     Series B-1 Preferred Stock to
     common stock .....................          --             --             --             --             --

Stock-based compensation ..............          --             --             --             --          668,750

Payment of ESOP note ..................          --             --             --          350,000        350,000

Preferred stock dividends .............    (1,749,564)          --             --             --       (1,359,997)

Other comprehensive income:
     Unrealized loss on available-
        for-sale securiies ............          --         (259,022)          --             --         (259,022)
     Foreign currency translation .....          --            5,330           --             --            5,330

Investment in Online International
     common stock, at cost ............          --             --       (2,545,286)          --       (2,545,286)

Net loss ..............................    (4,902,223)          --             --             --       (4,902,223)
                                          -----------    -----------    -----------    -----------    -----------

Balances at September 30, 2000 ........   (23,796,038)        (5,755)    (2,545,286)          --        1,972,453
                                          ===========    ===========    ===========    ===========    ===========

See accompanying notes to consolidated financial statements.

F-9(b)

eVISION USA.COM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                         Year Ended September 30,
                                                                     ----------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:                                2000           1999           1998
                                                                     ----           ----           ----

Net loss ....................................................   $(4,902,223)    (3,189,048)    (6,473,335)
Adjustments to reconcile net loss to net cash used in
   continuing operations:
     Allowance for loan and interest impairment .............       866,833           --             --
     Equity in loss of unconsolidated affiliate .............       497,660           --             --
     Realized gain on sales of investment securities ........      (356,492)      (447,863)          --
     Issuance of common shares and options in exchange
        for services, interest expense and settlement
        agreement ...........................................     2,021,824      1,097,528        555,761
     Gain on sale of assets .................................       (87,147)    (1,682,000)          --
     Loss from discontinued operations ......................          --             --          409,068
     Depreciation and amortization ..........................       514,125        427,816        389,234
     Amortization of financing costs ........................       126,431        108,062           --
     Accretion of discount on credit card accounts receivable      (163,168)          --             --
     Accretion of discount on investment in debt securities .      (185,491)      (808,270)          --
     Extraordinary gain .....................................          --             --         (915,000)
     Amortization of deferred rent ..........................      (114,061)      (114,051)       (61,763)
     Accretion of discount on convertible bonds .............        67,046        114,601          6,576
     Minority interest in earnings (loss) ...................       604,633        224,036       (129,363)
     Other ..................................................          --          (14,883)       290,320
     Changes in operating assets and liabilities:
        Decrease (increase) in trade receivables ............       676,997        147,923       (370,870)
        Decrease (increase) in other receivables ............      (482,977)       125,216       (285,217)
        Decrease (increase) in securities owned, net ........       199,788     (1,125,617)      (816,763)
        Decrease (increase) in other assets .................    (1,399,911)         5,464        562,450
        Increase (decrease) in accounts payable and
           accrued expenses .................................      (793,408)       681,879       (701,701)
        Change in amount due to/from
           clearing organization ............................       177,826        538,109      1,635,065
        Increase (decrease) in deferred revenue .............          --         (110,870)       118,800
        Increase (decrease) in other current liabilities ....        53,533        (41,475)        57,019
                                                                -----------    -----------    -----------

Net cash used in continuing operations ......................    (2,678,182)    (4,063,443)    (5,729,719)
Net cash provided by discontinued operations ................          --             --          597,682
                                                                -----------    -----------    -----------

            Net cash used in operating activities ...........    (2,678,182)    (4,063,443)    (5,132,037)
                                                                -----------    -----------    -----------
(Continued)

See accompanying notes to consolidated financial statements.

eVISION USA.COM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                                                                                   Year Ended September 30,
                                                                            ------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:                                       2000            1999            1998
                                                                            ----            ----            ----

   Purchase of property, furniture and equipment ..................     (1,761,948)       (238,263)       (746,576)
   Proceeds from sale of property, furniture and equipment ........         90,160         144,849            --
   (Investment in) redemption of certificate of deposit ...........        575,000        (575,000)           --
   Advances on notes receivable, related party ....................     (2,000,000)     (3,400,000)           --
   Purchase of available-for-sale securities ......................       (255,007)     (4,635,275)           --
   Proceeds from sale of debt securities ..........................      2,204,608       4,306,603            --
   Advances on notes receivable ...................................     (1,150,000)       (300,000)           --
   Purchase of credit card accounts receivable ....................     (4,645,040)           --              --
   Proceeds from repayment of credit card accounts receivable .....      1,979,893            --              --
   Other investing activities .....................................          6,153           5,463        (284,862)
   Proceeds from sale of LIL Capital ..............................           --           150,000            --
   Proceeds from repayment of ESOP note ...........................        350,000            --              --
   Investment in Global Med .......................................       (500,000)           --              --
   Purchase of minority interest ..................................        (84,925)           --              --
   Purchase of convertible debentures .............................       (475,153)           --              --
   Net cash provided by discontinued operations ...................           --              --           221,975
                                                                      ------------    ------------    ------------
Net cash used in investing activities .............................     (5,666,259)     (4,541,623)       (809,463)
                                                                      ------------    ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Proceeds from issuance of Fronteer Development Private
        Placement Units, net of offering costs ....................           --           534,953       6,297,898
  Proceeds from issuance of convertible debentures to related party           --         1,000,000       7,000,000
  Proceeds from sale of eBanker March 1999 units, net of
        offering costs ............................................        (19,127)      4,678,754            --
  Proceeds from issuance of preferred stock, net of offering costs      12,042,328         860,147            --
  Net payments on borrowings from related parties .................           --              --          (150,102)
  Principal payments on borrowings ................................        (58,237)        (61,922)        (86,366)
  Payment of dividends on preferred stock .........................       (526,694)           --              --
  Net proceeds from exercise of stock options and warrants ........        549,978          56,787            --
  Proceeds from exercise of eBanker warrants ......................           --            27,435            --
  Other financing activities ......................................           --            (9,968)        (88,000)
                                                                      ------------    ------------    ------------
Net cash provided by financing activities .........................     11,988,248       7,086,186      12,973,430
                                                                      ------------    ------------    ------------

Effect of exchange rate on cash ...................................         (4,859)           --              --
                                                                      ------------    ------------    ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ..............      3,638,948      (1,518,880)      7,031,930

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR ......................      7,593,772       9,112,652       2,080,722
                                                                      ------------    ------------    ------------

CASH AND CASH EQUIVALENTS, END OF YEAR ............................   $ 11,232,720       7,593,772       9,112,652
                                                                      ============    ============    ============
(Continued)

See accompanying notes to consolidated financial statements.

eVISION USA.COM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

SUPPLEMENTAL DISCLOSURES RELATED TO STATEMENTS OF CASH FLOWS:

                                                                      Year Ended September 30,
                                                                    ----------------------------
                                                                    2000        1999       1998
                                                                    ----        ----       ----
Cash payments for:
   Interest:
      Continuing operations ................................   $      996,275      31,178    22,425
      Discontinued operations ..............................             --          --       9,350
                                                               --------------   ---------   -------

                        Total cash paid for interest .......   $      996,275      31,178    31,775
                                                               ==============   =========   =======

   Income taxes ............................................   $      283,371     160,780     7,047
                                                               ==============   =========   =======

OTHER NONCASH INVESTING AND FINANCING ACTIVITIES:

   Common stock received for sale of discontinued
      operations ...........................................   $         --          --     493,500
                                                               ==============   =========   =======

   Interest paid to related party by issuance of
      common stock .........................................   $      843,833     772,528   221,667
                                                               ==============   =========   =======

   Acquisition of furniture and equipment by issuance
      of common stock ......................................   $         --          --      15,906
                                                               ==============   =========   =======

 Note receivable exchanged for stock of LIL Capital ........   $         --     2,850,000      --
                                                               ==============   =========   =======

  Note receivable and accrued interest receivable
     exchanged for stock of LIL Capital ....................   $   (3,221,292)       --        --
                                                               ==============   =========   =======

  Shares issued for guaranty of dividends on
      Convertible Series B-1 Preferred Stock ...............   $         --        62,500      --
                                                               ==============   =========   =======

  Shares issued for financing costs ........................   $         --        25,000      --
                                                               ==============   =========   =======

  Shares issued in settlement of litigation ................   $         --       325,000      --
                                                               ==============   =========   =======

  Equipment purchased under capital lease ..................   $         --       146,653      --
                                                               ==============   =========   =======

  Acquisition of real property by issuance of note payable .   $      862,375        --        --
                                                               ==============   =========   =======

  Acquisition of credit card accounts receivable by issuance
      of note payable ......................................   $    2,980,022        --        --
                                                               ==============   =========   =======

See accompanying notes to consolidated financial statements.

eVISION USA.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. DESCRIPTION OF BUSINESS

eVision USA.Com, Inc. is a holding company that was incorporated under the laws of the state of Colorado on September 14, 1988. eVision USA.Com, Inc. and its subsidiaries are referred to collectively as eVision or the Company. As of March 15, 2001, eVision’s consolidated subsidiaries include companies that:

        °     provide transaction processing, networking and internet based services;
        °     provide leveraged financing;
        °     provide high speed internet access via satellite; and
        °     design, develop and market information management software products for the healthcare industry.

In addition, until December 19, 2000, one of eVision’s significant subsidiaries operated as a broker/dealer in securities.

eVision is majority owned by Online Credit International Limited (Online International) and its subsidiary, Online Credit Limited (Online Credit). Online International, eVision and its subsidiary, eBanker USA.com, Inc. (eBanker), are significant shareholders of Global Med Technologies, Inc. (Global Med). eVision and eBanker hold shares of common stock and warrants to purchase shares of common stock of Global Med. In addition, Global Med has outstanding balances due on various financing agreements with eBanker. eBanker has credit card accounts receivable with a subsidiary of Online International, Online Credit Card Limited (OCCL). Consequently, eVision, Online International, Online Credit, OCCL, eBanker and Global Med are considered related parties.

eVision and certain of its subsidiaries have entered into significant related party transactions with Online International or certain of its subsidiaries. Mr. Fai H. Chan, as Chairman of eVision, or other members of the Board of Directors of eVision, may identify and establish the terms of various transactions into which eVision and its subsidiaries and Online International or certain of its subsidiaries may enter. Additionally, Mr. Chan is Chairman of Online International and Online International has provided funding in the past to eVision through the purchase of eVision’s convertible debentures. See the discussions of such transactions in Notes 4, 8, 9, 10, 12, 13, 16, 17, 20, 23 and 27.

Certain of the lending arrangements eBanker has entered into were identified, and terms were established, by Mr. Chan. Online International participated in certain of these lending arrangements. Additionally, certain of these arrangements are with related parties; see further discussion of these transactions in Notes 3, 8, 9 and 27.

As a result of these transactions and relationships, the financial condition and results of operations of eVision may not necessarily be indicative of those that would have resulted if eVision and Online International were unaffiliated.

The Company’s investment in Global Med is accounted for under the equity method. The consolidated financial statements include all of the following majority owned or controlled companies. All significant intercompany transactions have been eliminated.

eVISION USA.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

American Fronteer Financial Corporation

American Fronteer Financial Corporation (American Fronteer or AFFC), a wholly owned subsidiary of eVision, engaged in the retail stock brokerage business until December 19, 2000 when certain of its assets were exchanged for an ownership interest in an unrelated broker/dealer. American Fronteer was registered as a broker/dealer with the Securities and Exchange Commission (Commission), was a member of the National Association of Securities Dealers (NASD) and the Boston Stock Exchange, an associate member of the American Stock Exchange, and registered as a securities broker/dealer in all 50 states. American Fronteer was a member of the Securities Investor Protection Corporation (SIPC) and other regulatory and trade organizations. American Fronteer was licensed to sell insurance products in certain states. Subsequent to September 30, 2000, in connection with the transaction discussed below, American Fronteer filed Form BDW to withdraw its registration as a broker/dealer with the Commission and terminated its other memberships related to its broker/dealer operations. American Fronteer’s business consisted of providing retail securities brokerage and investment services, trading fixed income and equity securities, providing investment banking services to corporate and municipal clients, managing and participating in underwriting corporate and municipal securities, and selling a range of professionally managed mutual funds and insurance products.

On December 19, 2000, eVision acquired 24.9% of the outstanding common stock of Auerbach, Pollak and Richardson, Inc. (APR), a broker/dealer in securities, and an option to purchase an additional 15.1% of the outstanding common stock of APR for one dollar in exchange for certain assets of American Fronteer, as discussed below. This option was exercised on February 27, 2001. eVision has the option to nominate two members to the board of directors of APR. The investment in APR will be accounted for under the equity method of accounting. Under the equity method, eVision will report its share of the net income or loss of APR on one line item in the financial statements. Because the transaction was an exchange of ownership interests in securities broker/dealers, the operations of American Fronteer have not been reflected as discontinued operations. See the unaudited summary proforma financial information in Note 27.

As consideration for the 24.9% interest in APR and the option, American Fronteer conveyed to APR certain assets relating to American Fronteer’s retail brokerage and other operations in Albany, New York; Chicago, Illinois; Atlanta, Georgia; Dallas, Texas; Colorado Springs, Colorado; San Francisco, California; and Denver, Colorado. The transfer of the American Fronteer brokers and other personnel to APR occurred on December 19, 2000. Following the transfer, American Fronteer withdrew its registrations as a securities broker/dealer with the Commission and the states, and terminated its memberships in the NASD, the Boston Stock Exchange, the American Stock Exchange and SIPC.

In conjunction with the APR transaction, it was determined by management that three American Fronteer branch offices would not be used for further operating purposes. The Company estimates that the discounted present value of future lease payments on these offices to be approximately $600,000, which potentially may be offset by sublease income or the ability to terminate the lease agreement, and will be taken as a charge to the statement of operations in the quarter ended December 31, 2000.

eVISION USA.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

eBanker USA.com, Inc.

Fronteer Development Finance Inc., a Delaware corporation (Fronteer Development), was incorporated in the state of Delaware in March 1998 to operate as a finance company. eCredit Income Growth, Inc. (eCredit), formerly Fronteer Income Growth Inc., a wholly owned subsidiary of Fronteer Development, was incorporated in September 1998 under the International Business Companies Ordinances of the Territory of the British Virgin Islands. In March 1999, Fronteer Development was merged into eBanker USA.com, Inc. (eBanker), a Colorado corporation, primarily for the purpose of effectuating a name change to eBanker and becoming a Colorado corporation.

eBanker is a consolidated subsidiary of eVision. As of September 30, 2000, eVision owned 39% of the outstanding common stock and 100% of the outstanding preferred stock of eBanker. The common shareholders of eBanker are entitled to 50% of the votes to elect the members of the board of directors and the preferred shareholder is entitled to 50% of the votes to elect the members of the board of directors. eBanker has entered into a management agreement with eVision to assist in the management of eBanker’s business including providing assistance in the (i) identification of lending opportunities, (ii) credit analysis of potential borrowers, (iii) structure of loans, including yield-enhancing equity participation and collateral arrangements and (iv) administration of loans. In exchange for such services, eVision is entitled to an annual fee equal to 10% of eBanker’s pretax profits as determined from eBanker’s annual audited financial statements. This fee is eliminated in eVision’s consolidated financial statements.

During the year ended September 30, 2000, eVision purchased 56,000 shares of eBanker common stock, warrants to purchase 280,000 shares of common stock and convertible debentures of $560,000 from eBanker shareholders for $571,628. eVision also purchased 307,692 newly issued shares of common stock directly from eBanker for $1,999,998. As a result, eVision owned 39% of the outstanding common stock of eBanker as of September 30, 2000. Subsequent to September 30, 2000, eVision purchased 10,000 shares of eBanker common stock, 50,000 common stock warrants and Convertible Debentures of $100,000 from eBanker shareholders for $100,000.

Q6 Technologies, Inc.

Q6 Technologies, Inc. (Q6 Technologies) is a Colorado corporation formed in March 1999 by Q6 Group, LLC, a Pennsylvania limited liability company, and eVision. In June 1999, Q6 Technologies acquired from eVision 73% of the outstanding common stock of Secutron Corp. (Secutron), a Colorado corporation that designed, developed, installed, marketed and supported software systems for the securities brokerage industry. At that time, Secutron was consolidated with eVision. Q6 Technologies subsequently increased its ownership of Secutron to approximately 78% in September 1999 and 97% in December 1999 primarily in connection with the settlement of litigation by eVision and Secutron. Q6 Technologies and eVision determined that the businesses of Secutron and its wholly owned subsidiary, MidRange Solutions Corp. (MidRange), were not an appropriate part of Q6 Technologies’ long-term business strategy. In December 1999, Q6 Technologies transferred its ownership interest in Secutron, which included MidRange, back to eVision in return for the cancellation of 5,000,000 shares of Class B Common Stock of Q6 Technologies previously held by eVision and certain contractual concessions.

eVISION USA.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

In August 2000, Q6 Technologies completed a private placement. AFFC acted as placement agent and received a commission of 10% and a nonaccountable expense reimbursement of 3% of the gross proceeds, which equaled $482,043 and $144,613, respectively. In addition, AFFC received 500,000 shares of the Class B Common Stock. The 500,000 shares of Class B Common Stock owned by AFFC represent approximately 4% of the total outstanding common shares of Q6 Technologies.

As of September 30, 2000, eVision and AFFC owned a total of 16% of the outstanding common shares of Q6 Technologies. eVision and AFFC hold 944,444 shares of Class A Common Stock and 1,055,556 shares of Class B Common Stock of Q6 Technologies. Q6 Technologies has investments in three privately held companies. Mr. Fai H. Chan and Mr. Jeffrey M. Busch, directors of eVision, each own 50,000 shares of Class A Common Stock of Q6 Technologies. eVision accounts for its investment in Q6 Technologies using the cost method of accounting for investments in common stock.

Secutron Corporation

Secutron was incorporated in Colorado in May 1979. Secutron’s wholly owned subsidiary, MidRange, is a Colorado corporation formed on January 1, 1993. MidRange was an IBM business partner selling IBM hardware and hardware manufactured by competitors of IBM, and acted as a distributor for software products which were proprietary to third parties. During the year ended September 30, 2000, eVision sold the assets of MidRange, which resulted in an immaterial gain and ceased the operations of Secutron. Secutron and MidRange were included in the eServices business segment, which includes computer hardware, software and related technology investments of eVision.

Global Online Funds, Inc.

Fronteer Capital, Inc., a Delaware corporation wholly owned by eVision, was formed to operate as a holding company of investment opportunities in “small cap” companies. During the years ended September 30, 1999 and 1998, Fronteer Capital purchased a total of approximately 122,084,000 shares of the common stock of Online International in open market transactions on the Hong Kong Stock Exchange. Four officers or directors of the Company are directors of Online International. In addition, one officer and director beneficially owns approximately 11% of the outstanding common stock of Online International. During the year ended September 30, 1998, eVision recorded unrealized losses on its investment in Online International stock of approximately $1,573,793, consistent with their accounting treatment as trading securities.

In July 1999, eVision sold to Ladsleigh Investments Limited (Ladsleigh), an unrelated party, 100% of the stock of Fronteer Capital Inc., now known as LIL Capital Inc., for $3,000,000. The primary assets of LIL Capital were approximately 122,084,000 shares of the common stock of Online International. The purchase price was paid in cash of $150,000 and in the form of a promissory note for $2,850,000, which bore interest at 14% and was due July 30, 2000. To secure the promissory note, eVision held all the primary assets of LIL Capital in escrow.

eVISION USA.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

In March 2000, Ladsleigh sold the Company a ten year option to reacquire all of the outstanding stock of LIL Capital. eVision paid $250,000 for the option and the exercise price of the option was the amount outstanding under the note receivable plus all accrued interest. In July 2000, call options on the Online International stock previously sold by Ladsleigh to other unrelated parties expired unexercised and eVision exercised its option to reacquire LIL Capital. The option price was paid by canceling the $2,850,000 promissory note and the accrued interest thereon of $371,292. The assets of LIL Capital consisted primarily of the assets previously sold to Ladsleigh. In conjunction with the exercise, the Company recognized a charge of $425,000 representing the excess of the cost over the market value of the LIL Capital assets.

In July 2000, eVision transferred the ownership of LIL Capital to Global Online Funds, Inc. (Global Online), a wholly owned subsidiary of eVision. As of September 30, 2000, Global Online’s consolidated assets consisted primarily of 123,294,000 shares of common stock and warrants to purchase 24,416,800 shares of common stock of Online International. The warrants subsequently expired. Because of the reacquisition, uncertainty regarding their ultimate disposition and current accounting practices regarding investments in stock of a parent company by a subsidiary, the investment in the equity instruments (common stock and common stock warrants) of Online International is reflected in the financial statements at September 30, 2000 as a contra-equity account at their cost of $2,545,286, in a manner similar to treasury stock.

Skyhub Asia Holdings Limited

In January 2000, eVision issued 1,185,209 shares of common stock in exchange for newly issued shares of common stock which comprised a 60% ownership in Gemtron International Global Ltd., which later became Skyhub Asia Holdings Limited (Skyhub). Of the 60% of the outstanding shares of Skyhub issued, 57% of the shares were issued to eVision and 3% were issued to eBanker for providing a loan commitment to Skyhub on behalf of eVision as described below. Skyhub’s operations to date consist of equipment sales, support services and broadband internet access. eVision guaranteed to Skyhub that the value of the 1,185,209 shares of eVision common stock would be no less than $3,000,000 when sold in an orderly manner in the open market. Under the agreement, as amended, any shortfall will be made up by eVision, at eVision’s option, in cash or additional shares of eVision common stock.

eVision agreed to provide Skyhub with a total of approximately $3,000,000 in financing including a short term loan in the maximum amount of $1,500,000. In February 2000, eBanker entered into a loan commitment agreement with Skyhub and eVision. eBanker committed to loan Skyhub, on behalf of eVision, up to $1,500,000, bearing interest at the rate of 12% per annum, payable every six months, with the principal due one year from the date of the draw on the loan. In February 2000, eBanker advanced Skyhub $1,000,000 of the loan commitment which was due in February 2001. In February 2001, eBanker, eVision and Skyhub agreed to extend the due date for one year in consideration of eVision transferring 5% of the total outstanding shares of Skyhub from its existing ownership of Skyhub to eBanker. This loan balance has been eliminated in consolidation.

eVISION USA.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Global Med Technologies, Inc.

Global Med was organized under the laws of the State of Colorado in December 1989. Global Med designs, develops, markets and supports information management software products for blood banks, hospitals, centralized transfusion centers and other healthcare related facilities.

Global Med developed SAFETRACE® and SAFETRACE TX™, a transfusion management information system that is designed to be used by hospitals and centralized transfusion centers to help insure the quality of blood transfused into patient-recipients. SAFETRACE TX™ provides electronic cross-matching capabilities to help insure blood compatibility with patient-recipients and will track, inventory, bill and document all activities with blood products from the time blood products are received in inventory to the time the blood products are used or returned to blood centers. SAFETRACE TX™ complements SAFETRACE® as the combined SAFETRACE TX™ and SAFETRACE® software system integrates hospitals with blood centers and provides a “vein-to-vein”™ tracking of the blood supply. The FDA requires all blood tracking application software vendors to submit a 510(k) application for review. The application process for FDA review and compliance with FDA guidelines relates to computer software products regulated as medical devices. In April 1997, SAFETRACE® received FDA 510(k) clearance. SAFETRACE TX™ received FDA 510(k) clearance in January 1999.

During 1999, Global Med formed a subsidiary, PeopleMed.com, Inc., a Colorado corporation, which is approximately 83% owned by Global Med, to develop a software application designed to give HMO providers and other third party payers access to clinical information for chronic disease patients. This application will allow doctors and other medical employees access to a patient’s history. The remaining 17% of PeopleMed is owned primarily by certain officers and directors of Global Med. See also Notes 3, 9, 13 and 27.

During the year ended September 30, 2000, eVision acquired 1,050,000 shares of common stock of Global Med including 1,000,000 shares of common stock of Global Med at a cost of $500,000 purchased in June 2000. As of September 30, 2000, eBanker held a total of 765,907 shares of Global Med common stock which were obtained through the financing agreements as described in Note 9. As of September 30, 2000 and 1999, respectively, the Company owned a total of 1,815,907 and 55,675 shares of common stock of Global Med. As of September 30, 2000, eVision’s ownership represented 13.45% of the total outstanding shares of Global Med common stock. In November 2000, eBanker acquired an additional 8,697,600 shares of common stock of Global Med in connection with the refinancing of the debt agreements discussed in Note 9. As a result of these transactions, eBanker gained control of Global Med and Global Med will be reflected in eVision’s consolidated financial statements as a consolidated subsidiary of eBanker effective November 20, 2000. See the unaudited summary proforma financial information in Note 27.

eVISION USA.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Other

eBiz Web Solutions, Inc. (eBiz Web Solutions), formerly NeuroWeb Canada, Inc., a Canadian corporation formed in November 1999, is a wholly owned subsidiary of eVision. eBiz Web Solutions operated as a website development company until February 2001 at which time it ceased such operations. In addition to providing website development services for eVision, eBanker and AFFC, eBiz Web Solutions contracted with other commercial enterprises.

In January 2000, eVision acquired 100% of the outstanding stock of Global Growth Management Inc. (Global Growth), a Canadian corporation, from Robert H. Trapp, an officer and director of eVision, for $1. There were no assets or liabilities of Global Growth. In January 2000, Global Growth entered into an agreement to purchase real property from an unaffiliated party in Vancouver, British Columbia Canada, subject to certain general conditions. The property is commercial real estate and served as the offices for eBiz Web Solutions.

eVision also has the following wholly owned subsidiaries with minor operating activities: OLBroker, Inc., formerly Online Broker, Inc., a Colorado corporation; eVision Corporate Services, Inc. (eVision Corporate Services), a Colorado corporation; Corporate Net Solutions, Inc. (Corporate Net Solutions), a Colorado corporation; and eVision China.Com, Inc., a Colorado corporation.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ESTIMATES

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include the valuation of receivables and investments in non-publicly held or thinly-traded companies.

CASH AND CASH EQUIVALENTS

For purposes of reporting cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

eVISION USA.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

SECURITIES OWNED AND OTHER INVESTMENTS

Securities transactions and related revenue and expense associated with the Company’s broker/dealer operations were recorded on a settlement date basis, usually the third business day following the trade date. The effect of using settlement date rather than trade date for the recording of securities transactions was not significant. In accordance with financial reporting requirements for broker/dealers, AFFC’s financial instruments, including securities, were all carried at fair value. Securities were valued monthly and the resulting unrealized appreciation or depreciation was included in operations as trading profit or loss. Realized gains and losses were determined using the average cost method.

Marketable debt and equity securities held by other subsidiaries are identified as being available-for-sale or trading securities and carried at estimated fair value based on quoted market prices. Unrealized gains and losses, net of tax, are reported as other comprehensive income in the case of available-for-sale securities.

CONCENTRATIONS OF CREDIT RISK AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

Financial instruments that potentially subject eVision to concentrations of credit risk are primarily its accounts receivable from customers, the credit card accounts receivable, notes receivable, and related party notes receivable. Credit risk results when entities to which eVision has extended credit are unable to repay the loans.

The Company maintains allowances for doubtful accounts at levels management believes are adequate to absorb probable losses inherent in its credit card accounts receivable, accounts receivable, and notes receivable based upon specific identification of probable losses and the Company’s prior history of credit losses. Management determines the adequacy of the allowance based upon reviews of individual accounts, recent loss experience, current economic conditions, the risk characteristics of the various categories of accounts and other pertinent factors.

FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK AND CREDIT RISK

As a securities broker/dealer, AFFC was engaged in various securities trading and brokerage activities. Portions of AFFC’s transactions were collateralized and were executed with and on behalf of institutional investors including other broker/dealers. AFFC was also exposed to credit risk associated with the nonperformance of customers in fulfilling their contractual obligations pursuant to securities transactions. AFFC’s principal activities were also subject to the risk of counterparty nonperformance.

eVision is a party to various financial instruments with off-balance sheet risk as part of its normal course of business, including contractual commitments to extend credit and other assistance to third parties. These financial instruments involve, to varying degrees, elements of credit risk that are not recognized in eVision’s consolidated balance sheets.

eVISION USA.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

PROPERTY, FURNITURE AND EQUIPMENT

Property, furniture and equipment are recorded at cost. Depreciation of property, furniture and equipment is computed using accelerated and straight-line methods based on the estimated useful lives of the assets. Real property has an estimated useful life of forty years; furniture and vehicles have useful lives of three to five years; and equipment has estimated useful lives ranging from five to ten years. Equipment under capital leases and leasehold improvements are amortized using the straight line method over shorter of the lease term or estimated useful life of the asset.

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

ACCOUNTING FOR STOCK-BASED COMPENSATION

The Company has adopted the disclosure provisions of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation. As permitted under SFAS No. 123, the Company continues to recognize employee stock-based compensation costs under the intrinsic value method of accounting as prescribed by Accounting Principles Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees. Stock compensation to non-employees is accounted for at fair value. Common stock and other equity instruments received by the Company as compensation for services are recorded at estimated fair value.

REVENUE AND COST RECOGNITION

Revenue from the sale of computer equipment and installation of software was generally recognized when the equipment and related software was installed and accepted by the customer. Revenue from hardware and software sales was primarily generated by MidRange which was an IBM business partner selling IBM hardware and hardware manufactured by competitors of IBM, and distributing software products which were proprietary to third parties.

Underwriting revenue was recorded when the transactions were complete. Transaction related expenses were deferred and later expensed to match revenue recognition. Commission and transaction charge revenue, and related commission expense were recognized on the settlement date, which did not differ materially from the trade date.

eVISION USA.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Fees charged for entering into lending arrangements are deferred and are recognized in interest income over the period of the lending arrangement as an adjustment to the yield.

Costs incurred in researching, designing, and planning for the development of new software are included in computer hardware and software operations in the accompanying consolidated financial statements. All amounts are charged to operations as incurred until such time as the costs meet the criteria for capitalization. Costs eligible for capitalization have not been significant to date.

FOREIGN CURRENCY TRANSLATION

Financial statements of foreign subsidiaries are translated into United States dollars at current rates, except that revenues, costs and expenses are translated at average rates during each reporting period. Net exchange gains or losses resulting from the translation of foreign financial statements and the effect of exchange rate changes are accumulated and credited or charged to other comprehensive income.

Certain transactions have been denominated in a foreign currency resulting in a fixed amount of foreign currency that is to be received or paid. When settlement of the transaction occurs, the increase or decrease in the expected functional currency cash flow is a foreign currency transaction gain or loss that is included in the determination of net income or loss and is reported in the statement of operations.

LOSS PER COMMON SHARE

Basic income (loss) per share is determined by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during each period. Diluted income (loss) per share includes the effects of potentially issuable common stock, but only if dilutive (i.e., a loss per share is never reduced). The treasury stock method, using the average price of the Company’s common stock for the period, is applied to determine dilution from options and warrants. The if-converted method is used for convertible securities. Potentially dilutive shares of common stock options that were excluded from the calculation of diluted income (loss) per share because their effect is antidilutive totaled 45,136,152, 11,947,093 and 4,710,536 in 2000, 1999 and 1998, respectively.

eVISION USA.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table sets forth the computation of weighted average number of shares outstanding as if all potential shares were dilutive:

                                                    Year ended September 30,
                                                     2000          1999        1998
                                                     ----          ----        ----

Weighted average number of shares used
     in the basic and diluted earnings (loss)
     per share computations                       21,838,116   18,411,886   16,459,515

Effect of potentially dilutive securities:
     Common stock options                         13,988,597    6,306,059      572,948
     Common stock warrants                           545,018         --           --
     Convertible debentures, related party        26,365,428    5,641,034    4,137,588
     Convertible Series B-1 Preferred Stock        4,237,109         --           --
                                                  ----------   ----------   ----------

     Potentially dilutive common shares           45,136,152   11,947,093    4,710,536
                                                  ----------   ----------   ----------

Adjusted weighted average number of shares
      if potential shares were not antidilutive   66,974,268   30,358,979   21,170,051
                                                  ==========   ==========   ==========

RECLASSIFICATIONS

Certain reclassifications have been made to prior year consolidated financial statements to conform to the current year presentation.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 requires companies to adopt its provisions for all fiscal quarters of all fiscal years beginning after June 15, 2000 (as deferred by SFAS No. 137). The new standard requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives are required to be reported in the statement of operations or in other comprehensive income depending on the use of the derivatives and whether they qualify for hedge accounting. The key criterion for hedge accounting is that the derivative must be highly effective in achieving offsetting changes in fair value or cash flows of the hedged items during the term of the hedge and must be designated as a hedge pursuant to various criteria of SFAS No. 133. The Company adopted SFAS No. 133, as amended, on October 1, 2000. Historically, the Company has not entered into derivatives contracts to hedge existing risks, and derivatives held for speculative purposes consist of warrants held. The adoption of SFAS No. 133 on October 1, 2000 did not result in a transition adjustment to the financial statements.

eVISION USA.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

In December 1999, the Commission issued Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements, which provides guidance with respect to revenue recognition issues and disclosures. As amended by SAB Nos. 101A and 101B, the Company is required to implement the provisions of SAB No. 101 no later than the fourth quarter of the fiscal year ending September 30, 2001. The Company does not believe the adoption of SAB No. 101 will have a material impact on its financial statements.

NOTE 3. RISKS AND UNCERTAINTIES

At September 30, 2000 and 1999, eBanker had extended $5,400,000 and $3,400,000, respectively, in loans to Global Med. Additionally, accrued interest of $335,498 and $7,000, respectively, was outstanding at these dates. Global Med designs, develops, markets and supports information management software products for blood banks, hospitals, centralized transfusion centers and other healthcare related facilities. Global Med currently has customers and recognizes revenues from its proprietary products. However, the number of customers and levels of revenue have not been sufficient for Global Med to attain profitable operations. Global Med has incurred significant cumulative operating losses. Additionally, Global Med currently has an accumulated shareholders’ deficit. The ultimate success of Global Med is dependent upon a number of factors such as increasing market acceptance of its products, the addition of significant new customers and maintaining effective cost controls, none of which is assured.

At September 30, 2000, as discussed in Notes 9 and 13, the Company had a significant equity investment in Global Med and held warrants to purchase common stock, some of which were exercised in November 2000 and enabled eBanker to take control of Global Med. Management believes that its investments in loans, accrued interest and equity instruments of Global Med are recoverable and that, based on the estimated fair value of these investments, no impairment currently exists. However, the ultimate realizability of these investments is dependent upon Global Med attaining profitable operations, obtaining alternative financing arrangements or being sold for a price which would allow the Company to recover its investment, none of which is assured.

NOTE 4. CREDIT CARD ACCOUNTS RECEIVABLE

In March 2000, eBanker acquired from MBf Card International Limited (MBf) a non-revolving interest in certain outstanding credit card accounts receivable for a total consideration of $7,625,062, which represented a discount of $1,601,976 from the total book value of the outstanding balances of the credit card accounts receivable of $9,227,038. This total of $9,227,038 consisted of approximately 92% of current accounts receivable and approximately 8% of 1 to 30 days past due accounts receivable. Approximately 60% of the initial consideration, or $4,645,040, was paid at the time of closing and the remaining balance was offset against collections on the related credit card receivables. Of the total purchase discount of $1,601,976, $800,000 was allocated to an allowance for doubtful accounts and the remaining discount of $801,976 is being accreted to income over a period of 18 months, the estimated life of the credit card accounts receivable.

eVISION USA.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Concurrent with the acquisition of the credit card portfolio by eBanker, Online Credit acquired MBf and changed the name of MBf to Online Credit Card Limited (OCCL). OCCL processes the credit card collections for eBanker, remits collections to eBanker on a monthly basis, and manages and absorbs the costs associated with (i) the administration and overhead of the portfolio including rent, utilities, salaries, wages, benefits, and hardware, software and other equipment costs, (ii) the underlying cards’ benefits and bonus points program, (iii) one-third of any charge-offs and (iv) providing 24-hour customer support. eBanker estimates that it paid OCCL approximately $1,413,000 related to processing collections for the year ended September 30, 2000. In addition to the accretion of the discount, eBanker earns 10% interest on the outstanding credit card accounts. For the year ended September 30, 2000, after payment of the fees related to processing collections of approximately $1,413,000, eBanker recognized interest income of approximately $393,000 plus the discount accretion of $209,279, for a total of $602,279. In addition, eBanker paid OCCL a one-time fee of approximately $100,000 related to its share of legal, audit, and other fees as part of the acquisition of the credit card accounts receivable. As of September 30, 2000, the credit card accounts receivable balance, net of unamortized discount of $592,697 and allowance for doubtful accounts of $537,840, was $2,296,398.

NOTE 5. ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following:

                                                              September 30,
                                                           -------------------
                                                           2000           1999
                                                           ----           ----

           Trade accounts receivable                  $   521,875        972,912
           Other accounts receivable                      344,433        369,312
                                                      -----------    -----------

                                                          866,308      1,342,224
           Less allowance for doubtful accounts          (626,160)          --
                                                      -----------    -----------

                                                      $   240,148      1,342,224
                                                      ===========    ===========

NOTE 6. SECURITIES OWNED, AT MARKET VALUE

Securities owned consisted of the following:

                                                               September 30,
                                                          --------------------
                                                          2000            1999
                                                          ----            ----

           Corporate securities                       $1,361,368       1,337,324
           U.S. government obligations                    27,064           1,644
           Municipal obligations                         158,487         156,733
                                                      ----------      ----------

                                                      $1,546,919       1,495,701
                                                      ==========      ==========

All of the above securities are stated at quoted market values.

eVISION USA.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 7. FAIR VALUES OF FINANCIAL INSTRUMENTS

The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of SFAS No. 107, Disclosures of Fair Value of Financial Instruments. For certain of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, the carrying amounts approximate fair value due to their short maturities. Consequently, such financial instruments are not included in the following table that provides information about the carrying amounts and estimated fair values of other financial instruments.

The following methods and assumptions were used in estimating fair value disclosures for financial instruments:

Certificate of deposit: The fair value of the Company’s certificate of deposit approximates fair value due to its short term nature.

Credit card accounts receivable: The fair value of the Company’s credit card accounts receivable was estimated using a discounted cash flow analysis with an interest rate of 10%.

Securities owned: The fair value of securities owned is determined by quoted market prices.

Notes receivable, current: The carrying value of notes receivable, current is estimated to approximate fair value due to their short term nature.

Noncurrent notes receivable, related party: Due the lack of a market for the notes receivable from Global Med, the inherent difficulty of evaluating the related party relationship and timing of payment, fair value is difficult to determine. However, management believes, based on a review of Global Med’s financial position, results of operations and business prospects that the estimated fair value of these notes receivable approximates their carrying value, see Note 3.

Available-for-sale investments: The fair value of available-for-sale investments is determined by quoted market prices.

Long term debt and capital leases: The carrying value of the Company’s debt instruments approximate fair value based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements.

Convertible debentures: The carrying value of the Company’s convertible debentures approximates fair value based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements.

eVISION USA.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table summarizes the financial instruments of the Company:

                                    September 30, 2000              September 30, 1999
                                  ------------------------        ------------------------
                                  Carrying      Estimated         Carrying       Estimated
                                  Amount        Fair Value        Amount         Fair Value
                                  --------      ----------        --------       ----------

Certificate of deposit        $       --              --           575,000         575,000
Credit card accounts
     receivable                  2,296,398       3,053,412            --              --
Securities owned                 1,546,919       1,546,919       1,495,701       1,495,701
Notes receivable                 6,400,000       6,400,000       6,550,000       6,550,000
Investments, available-for-
     sale                          243,922         243,922       1,991,258       1,991,258
Long term debt and capital
     leases                       (933,384)       (933,384)       (160,163)       (160,163)
Convertible debentures         (14,339,276)    (14,339,276)    (14,747,383)    (14,747,383)

NOTE 8. NOTES RECEIVABLE

Notes receivable consists of the following:

                                                                            September 30,
                                                                             -------------------
                                                                             2000           1999
                                                                             ----           ----
Note receivable from unaffiliated entity, interest at 14%, principal    $      --        2,850,000
     and interest due July 30, 2000, secured by equity securities (1)

Note receivable from unaffiliated individual, interest at 18%,
    principal and interest due December 30, 2000, unsecured (2)           1,000,000           --

Note receivable from unaffiliated entity, interest at 12%,
    interest payable quarterly, matured July 26, 2000, unsecured (3)         50,000         50,000

Note receivable from unaffiliated entity, interest at 12%, interest
     payable quarterly, matured July 1, 2000, secured by assets (3)         350,000        250,000
                                                                        -----------    -----------

                                                                          1,400,000      3,150,000
Less allowance for uncollectible accounts                                  (400,000)          --
                                                                        -----------    -----------

                                                                        $ 1,000,000      3,150,000
                                                                        ===========    ===========

eVISION USA.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(1) Sale of Fronteer Capital

In July 1999, eVision entered into a Stock Purchase Agreement with Ladsleigh Investments Limited, BVI whereby eVision agreed to sell and Ladsleigh agreed to purchase 100% of the stock of a wholly owned subsidiary of eVision, Fronteer Capital, Inc., for $3,000,000. The purchase price was paid in cash of $150,000 and in the form of a promissory note for $2,850,000, which bore interest at 14% and was due July 30, 2000. To secure the promissory note, eVision held all the primary assets of LIL Capital in escrow. This transaction is further described in Note 1.

(2) Note Receivable from Individual

In April 2000, eBanker made available, to an unaffiliated individual in Singapore, $1,000,000 under a short term revolving loan facility that was initially due December 30, 2000, and bore interest at 18% per annum that was due and payable upon maturity. Accrued interest at September 30, 2000 was $90,000. Subsequent to year end, the principal and accrued interest under this note were paid in full.

(3) Other Notes Receivable

The other notes receivable consist of amounts eBanker advanced to two unaffiliated entities for the purpose of funding temporary working capital needs. The notes receivable were due in July 2000, have been fully reserved for and the Company has initiated collection proceedings.

NOTE 9. NOTES RECEIVABLE, RELATED PARTY

Notes receivable, related party consists of notes receivable from Global Med as follows:

                                                              September 30
                                                           -------------------
                                                           2000           1999
                                                           ----           ----

Promissory notes on initial lines of credit            $2,650,000      2,650,000

Bridge loan                                               750,000        750,000

Promissory notes on line of credit                      2,000,000           --
                                                       ----------     ----------

                                                       $5,400,000      3,400,000
                                                       ==========     ==========

eVISION USA.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

In April 1998, Online Credit and Fronteer Capital entered into financing agreements with Global Med. Online Credit committed to extend a line of credit in the amount of $1,500,000 and Fronteer Capital committed to extend $1,650,000 under separate agreements. The interest rate under both agreements was 12%. In consideration for the commitments, Online Credit and Fronteer Capital were granted warrants to purchase 6,000,000 and 1,000,000 shares, respectively, of Global Med common stock exercisable at $0.25 per share. Fronteer Capital would be granted an additional warrant to acquire 5,000,000 shares of Global Med common stock at $0.25 per share upon the initial borrowing under the financing agreement. Additionally, Online Credit was granted the right to appoint five members to the board of directors of Global Med so long as there are any amounts outstanding under its original agreement. Online Credit has appointed such members to the board of directors of Global Med. In the event of default, amounts due under these commitments were convertible into common shares of Global Med at $0.05 per share.

As of September 30, 1998, Global Med had borrowed $1,500,000 on the Online Credit agreement and there were no amounts outstanding under the Fronteer Capital commitment.

In October 1998, eBanker and Global Med agreed to an assignment of the loan commitment from Fronteer Capital, excluding the warrant to purchase 1,000,000 shares of common stock issued in connection with the commitment. eBanker was issued a warrant to purchase 5,000,000 shares of Global Med common stock at $0.25 per share upon initial borrowing under the financing agreement in October 1998. Additionally, in October 1998, eBanker purchased from Online Credit $1,000,000 of its $1,500,000 total notes receivable from Global Med and a warrant to purchase 4,000,000 shares of common stock of Global Med at $0.25 per share for a total purchase price of $1,100,000. In November 1998, Global Med owed eBanker the $1,650,000 under Fronteer Capital’s original financing agreement plus the $1,000,000 under Online Credit’s original financing agreement for a total of $2,650,000. Amounts borrowed under these agreements were initially due in April 1999.

In March 1999, Online Credit exercised its remaining 2,000,000 warrants for cancellation of the remaining $500,000 it had extended to Global Med. Additionally, eBanker extended the due date for the $2,650,000 outstanding under its financing agreements with Global Med until April 15, 2000. In consideration for the extension, eBanker was paid a 2% fee in the form of 42,400 shares of Global Med common stock and the default conversion feature of the loans was increased from $0.05 per share to $0.25 per share.

In March 1999, eBanker extended a $750,000 bridge loan to Global Med due in December 1999. The bridge loan was convertible into common shares of Global Med at the rate of $1.13 per share. The bridge loan bears interest at 12% and eBanker was paid a 2% commitment fee in the form of 13,275 shares of Global Med’s common stock.

In April 1999, Online Credit entered into a bridge loan commitment with Global Med for $2,000,000 due in April 2000. The bridge loan was convertible into shares of Global Med at the rate of $1.15 per share. The bridge loan bears interest at 12% and Online Credit was paid a 5% commitment fee in the form of 86,957 shares of Global Med’s common stock.

eVISION USA.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

At September 30, 1999, $3,400,000 was outstanding under eBanker’s financing agreements with Global Med and $2,000,000 remained available under the bridge loan commitment of Online Credit.

In October 1999, Online Credit, as agreed to by Global Med, assigned to eBanker its $2,000,000 bridge loan commitment to Global Med and transferred to eBanker the 86,957 shares of Global Med common stock issued in consideration for the loan commitment. Also in October 1999, eVision and eBanker entered into a lock up agreement whereby Global Med issued 50,000 and 450,000 shares of its common stock to eVision and eBanker, respectively, in consideration for eVision and eBanker agreeing to restrict sales of their holdings of Global Med common stock and warrants for a period of one year.

In December 1999, the $750,000 bridge loan was extended to September 2000. In consideration for the extension, eBanker received a 2% fee in the form of 13,275 shares of Global Med common stock and the conversion rate was reduced from $1.15 per share to $0.50 per share.

In April 2000, the $2,650,000 loans and the $2,000,000 bridge loan were extended to January 2001. Under the terms of the extension, if the loans were not repaid by January 2001, they would automatically extend to April 2001, the conversion features would be eliminated and eBanker would be granted warrants to acquire Global Med common stock at $0.50 per share. The number of warrants to be issued would be based on the total principal and interest outstanding divided by the exercise price of $0.50 per share. A conversion feature was added to the $2,650,000 loan that entitled eBanker to convert the loan into shares of Global Med common stock at a rate of $1.68 per share. Additionally, the $750,000 bridge loan was extended to January 2001. In consideration for these extensions, eBanker was paid a 2% fee in the form of 160,000 shares of Global Med common stock.

At September 30, 2000, a total of $5,400,000 was outstanding under the financing agreements between eBanker and Global Med and there were no remaining amounts available under the commitments.

eVISION USA.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

In November 2000, eBanker agreed to exercise warrants to purchase 8,000,000 shares of common stock of Global Med at $0.25 per share in exchange for $2,000,000 of its notes receivable from Global Med. The remaining $3,400,000 outstanding under the various financing agreements and accrued interest of $428,700 were combined into one agreement and the due date was extended to July 1, 2001. Global Med agreed to pay interest of 12% per annum on a semi-annual basis, with the first interest payment due May 19, 2001. The 8,000,000 shares of common stock were issued on February 28, 2001. In consideration for the extension of the remaining principal and interest, eBanker received a fee of 5% payable in 197,600 shares of common stock of Global Med. If the principal and interest are not paid in full by July 1, 2001 the due date of the principal will automatically be extended to July 1, 2003. Additionally, eBanker will be issued warrants to acquire up to 10,168,430 shares of Global Med common stock with an exercise price of $0.50 per share. The actual number of warrants to be issued will be determined based upon the amount of principal outstanding at July 1, 2001. Additionally, upon the occurrence of certain events related to a certain contract Global Med is negotiating, Global Med will have the right, in its discretion, to put its shares of common stock worth up to $1,500,000 to eBanker at $0.50 per share in the form of exchanging debt for shares of common stock. The default conversion rate under this extension is $1.00 per share. As consideration for this provision, eBanker was issued 500,000 restricted shares of Global Med common stock. As a result of these transactions, eBanker gained control of Global Med and Global Med will be reflected in eVision’s consolidated financial statements as a consolidated subsidiary of eBanker effective November 20, 2000. See the unaudited summary proforma financial information in Note 27.

On March 22, 2001, Global Med and eBanker entered into an interest payment option agreement that provides that Global Med will have the option, with five days prior written notice, to elect and pay to eBanker, before July 1, 2001, Global Med’s entire interest payment calculated for the life of the loan agreement dated November 19, 2000, in the form of 1,746,688 shares of Global Med common stock (calculated at $0.6875 per share, which was the closing bid price on March 22, 2001). In the event that Global Med pays any principal on the loan prior to July 1, 2003, eBanker will return a number of shares determined by calculating the pro-rata interest avoided due to early repayment of principal divided by $0.6875 per share. eBanker will make this calculation on July 1, 2001, July 1, 2002 and July 1, 2003.

If Global Med defaults on the repayment of any amount borrowed under the combined note issued to eBanker, all existing members of the board of directors of Global Med will be required to resign and eBanker will have the right to appoint all new members.

NOTE 10. INVESTMENTS, AVAILABLE-FOR-SALE

As of September 30, 2000, investments in available-for-sale securities consisted of corporate securities and warrants to purchase corporate securities that are traded on an exchange and are carried at their fair market value. As of September 30, 2000 investments in available-for-sale securities had a historical cost of $262,094 and a fair value of $243,922. Gross unrealized holding losses of $18,172, net of tax of $7,087, are recorded in accumulated other comprehensive income.

eVISION USA.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

As of September 30, 1999, investments in available-for-sale securities consisted of debt securities of Asian corporations traded on the Hong Kong Stock Exchange. As of September 30, 1999 the investments in available-for-sale securities had an amortized historical cost of $1,584,804 and a fair value of $1,991,258. Gross unrealized holding gains of $406,454, net of tax of $158,517, are recorded in accumulated other comprehensive income. Of the $1,991,258 fair value of debt securities, $791,700 was scheduled to mature on February 3, 2001 and $1,199,558 was scheduled to mature on April 30, 2004.

During the year ended September 30, 2000, the Company sold investments in available-for-sale securities for proceeds of $2,204,608 and recognized gross realized gains of $356,492. During the year ended September 30, 1999, the Company sold investments in available-for-sale securities for proceeds of $4,306,603 and recognized gross realized gains of $447,863. During the year ended September 30, 1998, there were no sales of available-for-sale securities.

NOTE 11. PROPERTY, FURNITURE AND EQUIPMENT

Property, furniture and equipment consisted of the following:

                                                        September 30,
                                                          -------------------
                                                          2000           1999
                                                          ----           ----

    Land                                             $   718,308           --
    Building                                             625,194           --
    Leasehold improvements                               946,343        599,107
    Furniture and fixtures                               581,389        528,698
    Equipment                                          2,433,134      2,372,530
                                                     -----------    -----------

                                                       5,304,368      3,500,335

    Less accumulated depreciation and amortization    (2,098,559)    (2,266,975)
                                                     -----------    -----------

                                                     $ 3,205,809      1,233,360
                                                     ===========    ===========

eVISION USA.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 12. FINANCING COSTS

As of September 30, 2000, financing costs, amortized over the life of the debt instruments using the effective interest rate method, consisted of the following:

                                                      Financing     Accumulated
                                                        costs       amortization       Net
                                                      ---------     ------------       ---
Offering costs of the eBanker private placement    $   938,374       (192,821)       745,553
   units allocated to the convertible debentures
Financing costs for guarantee of dividends by           62,500        (16,672)        45,828
  related party
Financing fee for extension of due date for the         25,000        (25,000)          --
  convertible debenture to related party
                                                   -----------    -----------    -----------

                                                   $ 1,025,874       (234,493)       791,381
                                                   ===========    ===========    ===========
As of September 30, 1999, financing costs, amortized over the life of the debt instruments using the effective interest rate method, consisted of the following:
                                                      Financing     Accumulated
                                                        costs       amortization       Net
                                                      ---------     ------------       ---
Offering costs of the eBanker private placement   $   938,374        (97,644)       840,730
  units allocated to the convertible debentures
Financing costs for guarantee of dividends by          62,500         (4,168)        58,332
  related party
Financing fee for extension of due date for the        25,000         (6,250)        18,750
  convertible debenture to related party
                                                  -----------    -----------    -----------

                                                  $ 1,025,874       (108,062)       917,812
                                                  ===========    ===========    ===========

eVISION USA.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 13. OTHER LONG-TERM ASSETS

Other long-term assets consisted of the following:

                                                            September 30,
                                                          -----------------
                                                          2000         1999
                                                          ----         ----

    Investment in Global Med                          $  790,933      100,000
    Receivables from employees, net of amortization      984,770      350,554
    Security and clearing deposits                       204,208       98,644
    Other long-term assets                                11,364       10,797
                                                      ----------   ----------

                                                      $1,991,275      559,995
                                                      ==========   ==========

During the year ended September 30, 2000, the Company purchased 1,000,000 shares of Global Med restricted common stock for $500,000 and was granted 50,000 shares, valued at $29,688, in consideration of a lockup agreement. Additionally, during the years ended September 30, 2000 and 1999, eBanker was granted a total of 315,907 shares of common stock of Global Med as payment of financing fees and 450,000 shares of common stock of Global Med in consideration of the lockup agreement. These shares were valued at $435,419 and $267,188, respectively. The investment in Global Med is accounted for under the equity method of accounting for investments. As of September 30, 2000 and 1999, the Company owned approximately 13.45% and 0.05%, respectively, of Global Med’s outstanding common stock. The Company had no ownership of Global Med’s outstanding common stock at September 30, 1998. During the year ended September 30, 2000, the Company recognized $497,660 of equity losses related to its investment in Global Med. Losses recognized during the year ended September 30, 1999 were insignificant.

The following is a table of summary information for Global Med as of and for the twelve months ended September 30, 2000 and 1999, respectively:

                                           2000          1999
                                           ----          ----

    Revenues                          $ 4,560,000      5,452,000
    Loss from continuing operations    (1,707,000)    (2,068,000)
    Total assets                        4,845,000      2,879,000
    Total liabilities                   9,776,000      6,963,000

Receivables from employees relate to forgivable loans made to retail brokers. Such loans bore interest at 8% to 10% and generally were due within two to five years from the date the broker joined American Fronteer. The loans and interest were forgiven over the term of the loans and were amortized on a straight-line basis through a charge to commissions expense. In the event a broker left the Company prior to the end of the loan term, the unforgiven loan balance and related interest were due from the broker. These receivables were assigned to APR in the transaction that occurred on December 19, 2000 described in Note 1. See the unaudited proforma financial information in Note 27.

eVISION USA.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 14. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following:

                                     September 30,
                                   -----------------
                                   2000         1999
                                   ----         ----

    Trade accounts payable     $  936,335    1,324,594
    Accrued legal reserves        207,000      819,001
    Payroll related accounts      654,290      582,409
    Other accrued expenses      1,470,828      691,845
                               ----------   ----------

                               $3,268,453    3,417,849
                               ==========   ==========

NOTE 15. LEASES AND LONG-TERM DEBT

Leases

The Company and its subsidiaries lease office space under long-term noncancelable operating leases. The leases provide for annual escalations for utilities, taxes, and service costs, as well as escalating rental rates over the terms of the leases. The Company received a cash payment for rent concessions when it entered into the office lease for its corporate headquarters in 1996. The amount was recorded as deferred rent concessions and is being amortized to income over the term of the lease on a straight-line basis. Rent expense, net of sublease income of $71,686 for the year ended September 30, 2000, included in the consolidated statements of operations was $2,239,607, $1,983,102, and $1,809,255 for the years ended September 30, 2000, 1999 and 1998, respectively.

The company leases certain equipment under capital leases. Included in equipment in the accompanying balance sheets are assets held under capital leases in the amounts of $96,123 and $152,809, net of accumulated amortization of $97,337 and $40,651 at September 30, 2000 and 1999, respectively.

eVISION USA.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following represents the minimum lease payments remaining under capital leases, the future minimum lease payments and sublease income for all noncancelable operating leases at September 30, 2000:

                                           Capital     Operating    Sublease
                                           Leases      Leases       Income
                                           -------     ---------    --------

                  2001                    $  70,812    1,886,201    (104,830)
                  2002                       46,457    1,573,139     (44,625)
                  2003                         --      1,250,209        --
                  2004                         --      1,057,400        --
                  2005                         --      1,059,975        --
                  Thereafter                   --      1,484,546        --
                                          ---------    ---------   ---------

Total minimum lease payments and
      sublease income                       117,269    8,311,470    (149,455)
                                                       =========   =========
Less amount representing interest           (11,553)
                                          ---------
Present value of minimum lease payments   $ 105,716
                                          =========

Long-Term Debt

Long-term debt as of September 30, 2000 and 1999 was comprised of the capital leases described above and a note payable to a credit union, secured by real property, with monthly principal and interest payments of $7,214. The note payable bears interest at 9.6% per annum and the loan matures June 5, 2025. The balances were as follows:

                                                           September 30,
                                                      -----------------------
                                                      2000               1999
                                                      ----               ----

Capital leases                                    $ 105,716             160,163
Long-term debt                                      827,668                --
                                                  ---------           ---------

                                                    933,384             160,163
Less current portion                                (70,632)            (70,812)
                                                  ---------           ---------

                                                  $ 862,752              89,351
                                                  =========           =========

eVISION USA.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 16. CONVERTIBLE DEBENTURES

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

Per the terms of the Fronteer Development Private Placement, the portion of the cost per Unit allocable to the convertible debentures was 83.4%. A total of 7,958 units were issued through the Fronteer Development Private Placement for proceeds of $6,832,851, net of issuance costs of $1,125,149. Therefore, the convertible debentures were recorded at 83.4% of the $7,958,000 face amount of the convertible debentures. The discount on the convertible debentures is being amortized as an adjustment to the stated interest rate of 10% using the interest method. Original issue discount amortization of $67,046 and $114,061 has been recognized for the years ended September 30, 2000 and 1999, respectively. AFFC, as placement agent, received approximately $1,034,000 in commissions and investment banking fees related to this placement which is eliminated in consolidation.

The convertible debentures are scheduled to mature on August 1, 2008 and bear interest at 10% per annum, payable each February 1st and August 1st. These debentures are convertible into shares of common stock of eBanker at a conversion price of $5.00 per share. Accrued interest expense on the convertible debentures at September 30, 2000 and 1999 was $123,300 and $132,633, respectively.

The offering memorandum for the Fronteer Development Private Placement included 3,000,000 shares of authorized Class B common stock, and required eVision to purchase Class B common stock in the amount of no less than 26.67% of the amount of Units purchased by outside investors. eVision fulfilled its commitment. This investment is eliminated in the accompanying consolidated balance sheets. There were no commissions or expenses associated with the Class B common stock issuance.

In March 1999, in connection with the merger of Fronteer Development into eBanker, the Fronteer Development Class B Common Stock owned by eVision, which had a 30 to 1 voting preference, was exchanged for an equivalent number of shares of eBanker common stock. The eBanker common stock has one vote per share. In addition, the articles of incorporation of eBanker designated the Series A Preferred Stock consisting of one share. The Series A Preferred Stock gives the holder 50% of the vote in the election of Directors of eBanker. eBanker sold the Series A Preferred Stock to eVision for $1,000 which is eliminated in consolidation.

eVISION USA.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

eBanker March 1999 Private Placement

In March 1999, eBanker commenced the March 1999 Private Placement of 3,000,000 units. Each unit consisted of one share of common stock and one detachable warrant to purchase one share of eBanker’s common stock. Each March 1999 Private Placement Unit was sold for $6.00. The detachable warrants were exercisable to purchase one share of common stock at an exercise price of $8.00 per share until August 31, 2000. The period to exercise the warrants was extended by the eBanker board of directors until May 22, 2002, or in the event that eBanker’s securities are traded publicly prior to May 22, 2002, the extension period will end 90 days after eBanker’s securities are traded publicly. A total of 895,779 March 1999 Private Placement Units were issued for proceeds of $4,659,627, net of issuance costs of $715,047. AFFC, as placement agent, received approximately $698,000 of commissions and investment banking fees related to this placement which is eliminated in consolidation.

As of September 30, 2000, there are warrants outstanding for the purchase of 4,874,779 shares of eBanker’s common stock of which 3,979,000 warrants are exercisable at $3.00 per share until August 11, 2003, and 895,779 warrants are exercisable at $8.00 per share until May 22, 2002, or earlier as described above. In the event that eBanker’s securities are traded publicly prior to May 22, 2002, the exercise period will end 90 days after eBanker’s securities are traded publicly. In addition to these warrants, AFFC, the placement agent for the Private Placement and the March 1999 Private Placement, received warrants to purchase 169,158 shares of eBanker common stock. Under the terms of the agreement relating to 79,580 underwriting warrants, AFFC or its assigns could exercise up to 25% of the warrants through March 30, 1999, as amended by the eBanker board of directors, and the remaining 75% may be exercised after November 30, 1999 but before August 11, 2003 for an exercise price of $3.00 per share. AFFC assigned certain of the warrants to certain individuals who exercised 9,145 warrants in March 1999 for which the eBanker received $27,435. For the remaining 89,578 underwriting warrants, the terms of the agreement provide for the purchase of one share of common stock of the eBanker at a price per share of $8.00 exercisable through July 31, 2004.

NOTE 17. CONVERTIBLE DEBENTURES TO RELATED PARTY

In December 1997, the Company sold Online Credit a ten year $4,000,000 10% Convertible Debenture that is convertible into shares of common stock of the Company at a price of $0.53125 per share until December 15, 2007, unless sooner paid, and an option to purchase a $11,000,000 10% Convertible Debenture that is convertible into shares of common stock of the Company at a price of $0.61 per share until ten years from the date of issue unless sooner paid. Online Credit partially exercised the option and purchased additional 10% Convertible Debentures totaling $2,500,000. On September 23, 1998, Online Credit and the Company agreed to amend the terms of the remaining $8,500,000 of the $11,000,000 10% Convertible Debenture by increasing the interest rate to 12%, changing the conversion price from $0.61 per share to the lower of $0.35 or the fair market value per share, and establishing the default conversion price at $0.10 per share. On September 25, 1998, Online Credit partially exercised its option to purchase $8,500,000 of 12% Convertible Debentures by purchasing a $500,000 12% Convertible Debenture from the Company. During the year ended September 30, 1999, Online Credit purchased an additional $1,000,000 convertible debenture. As of September 30, 2000 and 1999, Online Credit held a total of $8,000,000 in convertible debentures.

eVISION USA.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

At September 30, 2000 and 1999, the current portion of the convertible debentures of $500,000 was due March 2001 and March 2000, respectively. In consideration of the extension of the due date to March 2000, eVision paid Online Credit a financing fee equal to 5% or $25,000 in the form of 44,092 shares of common stock of the Company. In consideration of the extension of the due date to March 2001, eVision paid Online Credit a financing fee equal to 3% or $15,000. On January 17, 2001, Online Credit agreed to extend the $500,000 due March 2001 until March 2002 in consideration of a fee of one percent, or $5,000.

The quarterly interest payments on the convertible debentures purchased pursuant to the convertible debenture agreement are currently being made in shares of the Company’s common stock. During the year ended September 30, 2000 and 1999, 1,705,014 and 1,569,417 shares of the common stock of the Company, respectively, were issued to pay the accrued interest. Subsequent to September 30, 2000, 428,583 common shares of the Company were issued to pay interest through September 30, 2000. Online Credit has agreed to allow eVision to pay interest on these convertible debentures in cash or in shares of eVision common stock, at eVision’s option, until April 1, 2002.

NOTE 18. INCOME TAXES

Income tax expense for each of the three years ended September 30, consisted of the following:

                                           2000            1999            1998
                                           ----            ----            ----

         Current                        $604,196         136,631            --
         Deferred                           --              --           290,320
                                        --------        --------        --------

                                        $604,196         136,631         290,320
                                        ========        ========        ========

Income tax expense for the years ended September 30, 2000, 1999 and 1998, differs from the amounts of expected benefit computed by applying the U.S. Federal income tax rate of 34% to loss from continuing operations before income taxes as a result of the following:

                                                       2000           1999           1998
                                                       ----           ----           ----

  Computed "expected" income tax benefit          $(1,461,000)    (1,037,821)    (2,274,242)
  Income tax expense (benefit) resulting from:
     Nondeductible expenses                             9,000         19,487        159,948
     State taxes, net of Federal benefit             (148,000)      (166,527)      (150,268)
     Change in valuation allowance for deferred
            tax assets                              2,303,000      1,328,000      2,393,308
     Other                                            (98,804)        (6,508)       161,574
                                                  -----------    -----------    -----------

     Income tax expense                           $   604,196        136,631        290,320
                                                  ===========    ===========    ===========

eVISION USA.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Temporary differences between financial statement carrying amounts and the tax bases of assets and liabilities that result in significant deferred tax assets and liabilities are as follows:

                                                             September 30,
                                                           2000          1999
                                                           ----          ----
Deferred tax
assets:

   Deferred rent concessions                          $   556,000        601,000
   Accrued expenses                                       167,000        376,000
   Allowance for doubtful accounts                        244,000        151,000
   Unamortized employee loans                                --          (13,000)
   Unrealized loss on investments                         377,000           --
   Investments in subsidiaries and affiliates                --           29,000
   Operating loss carryforwards                         6,458,000      4,371,000
                                                      -----------    -----------

   Gross deferred tax assets                            7,802,000      5,515,000
   Less:  valuation allowance                          (7,727,000)    (5,424,000)
                                                      -----------    -----------

      Deferred tax assets after valuation allowance        75,000         91,000

Deferred tax liabilities:
    Property and equipment                                (75,000)       (91,000)
                                                      -----------    -----------

    Gross deferred tax liabilities                        (75,000)       (91,000)
                                                      -----------    -----------

      Net deferred tax asset                          $      --      $      --
                                                      ===========    ===========

Net operating losses of approximately $14,000,000 expire during the years from 2011 to 2015.

In assessing the realizability of deferred tax assets, management considered whether it is more likely than not that the deferred tax asset would be realized. The ultimate realization of the deferred tax asset is dependent on the generation of future taxable income in the period in which the temporary differences become deductible. The Company has established a valuation allowance for deferred taxes due to the uncertainty that the deferred tax asset will be realized. In determining the valuation allowance, management considered factors including the reversal of existing temporary differences and estimates of future taxable income.

eVISION USA.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 19. COMMITMENTS AND CONTINGENCIES

On or about September 8, 2000, Michael Halperin, M.D., and Donald Kern, D.D.S., shareholders of eBanker, filed a complaint in the United States District Court for the Southern District of New York (Case No. 00 CIV. 6769) against eBanker, eVision, AFFC, and the officers and/or directors of eVision and eBanker. Among other claims, the complaint alleged that eBanker and eVision misrepresented and/or omitted material facts in their private offering memoranda, communications with shareholders, and in eVision’s Annual Report on Form 10-K, in violation of Sections 10(b) and 10b-5 of the Securities Exchange Act of 1934. Among other items, the plaintiffs were seeking compensatory damages of no less than $70,000,000. On December 7, 2000, the Company filed a motion to dismiss all of the claims in this matter. On March 19, 2001, the United States District Court for the Southern District of New York issued Opinion and Order number 85313 regarding Case No. 00 CIV. 6769, in which this case was dismissed in its entirety on its merits.

Although eBanker does not hold itself out as being primarily engaged in the business of investing, reinvesting, or trading in securities, for several quarters its asset composition may have fallen outside the limits set in Section 3(a)(1)(C) of the Investment Company Act of 1940, as amended, (the 1940 Act) for not being deemed an “investment company”, and its asset and income composition may have fallen outside the limits set in Rule 3a-1 under the 1940 Act for this purpose. In addition, due to stock sales made in the third quarter of calendar 1999, eBanker had a few more than 100 beneficial owners of its outstanding securities, calculated as provided for in Section 3(c)(1) of the 1940 Act, during the period beginning with that quarter through February 2001, at which time eBanker repurchased shares from enough holders to bring this figure back under 100. During the period in which eBanker had more than 100 beneficial owners, it could not rely on Section 3(c)(1) in order not to register under the 1940 Act, although it may have been entitled to rely on other exclusions. If eBanker was required to have been registered under the 1940 Act during this period, certain transactions it entered into during the period may be subject to rescission. Following consultation with outside legal counsel, management believes this matter did not and will not have a material effect on its business activities or on its financial condition or results of operations.

The Company is a defendant in certain other arbitration and litigation matters arising from its activities. After consultation with outside legal counsel, management believes the ultimate resolution of these arbitration and litigation matters will not have a material adverse effect on the financial condition or operations of the Company.

NOTE 20. STOCKHOLDERS’ EQUITY

Authorized Shares

During the year ended September 30, 2000, the number of authorized shares of common stock was increased from 100,000,000 to 1,000,000,000.

eVISION USA.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Preferred Stock Private Placements

eVision is authorized to issue 25,000,000 shares of preferred stock. Of the authorized shares, 87,500 shares have been designated as Series A Preferred Stock and retired, 3,000,000 shares have been designated as Series B Preferred Stock, 2,000,000 shares have been designated as Convertible Series B Preferred Stock and 2,000,000 shares have been designated as Convertible Series B-1 Preferred Stock.

The undesignated preferred stock may be issued in series from time to time with such designations, rights, preferences and limitations as the board of directors of eVision may determine by resolution.

In October 1998, eVision commenced a private placement of 1,500,000 shares of its Series B Preferred Stock at a price of $10.00 per share. Before the offering was terminated, 25,500 shares were sold. In May 1999, eVision commenced a second private placement of 1,500,000 shares of its Convertible Series B Preferred Stock at a price of $10.00 per share. The 25,500 shares of Series B Preferred Stock sold in eVision’s first offering were exchanged for Convertible Series B Preferred Stock. Including the shares exchanged from the first offering, 110,500 shares of Convertible Series B Preferred Stock were sold in the second offering before it was terminated. Proceeds as of September 30, 1999 were $860,147, net of issuance costs of $244,853.

In September 1999, eVision commenced a third private offering of 1,500,000 shares of its Convertible Series B-1 Preferred Stock at a price of $10.00 per share and 110,500 shares were being offered in exchange for the Convertible Series B Preferred Stock on a one-for-one basis. The Convertible Series B-1 Preferred Stock was offered by American Fronteer, which was issued 150,000 warrants, based on the proceeds of the offering, that allow the holder to purchase shares of eVision’s Convertible Series B-1 Preferred Stock at a purchase price of $12.00 per share for five years. American Fronteer also received a commission of 10% and a non-accountable expense allowance of 3% of the total amount sold in the offering for cash, which is eliminated in consolidation. The offering of the Convertible Series B-1 Preferred Stock closed in January 2000 when all 1,500,000 shares of Convertible Series B-1 Preferred Stock were sold. During the period from October 1, 1999 through the closing in January 2000, eVision sold the remaining 1,389,500 shares for proceeds of $12,042,328, net of offering costs of $1,852,672. In total for the 1,500,000 shares, eVision received $12,902,475, net of offering costs.

eVISION USA.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The Convertible Series B-1 Preferred Stock has a cumulative annual dividend rate, payable semi-annually, of 8% in cash and 7% in additional shares of the Convertible Series B-1 Preferred Stock. Online International has guaranteed the payment of any cash dividends that accrue on the Convertible Series B-1 Preferred Stock through October 31, 2002. The semi-annual dividend payable on shares of Convertible Series B-1 Preferred Stock will be equivalent to three and one-half one hundredths of a share of Convertible Series B-1 Preferred Stock for each outstanding share of Convertible Series B-1 Preferred Stock. Any Convertible Series B-1 Preferred Stock issued as a dividend on the Convertible Series B-1 Preferred Stock will have the same dividend and the same terms as the Convertible Series B-1 Preferred Stock. The dividend on the Convertible Series B-1 Preferred Stock is payable semi-annually beginning October 31, 1999, and continuing each April 30 and October 31 thereafter, when and if declared by the Board of Directors. Each share of Convertible Series B-1 Preferred Stock is immediately convertible by the holder into 10 shares of eVision’s common stock which is equivalent to a price of $1.00 per share of common stock. Each share of Convertible Series B-1 Preferred Stock is automatically convertible into 10 shares of common stock at $1.00 per share at such time as the closing bid price of the common stock is at least $4.00 per share for 30 consecutive trading days. The Convertible Series B-1 Preferred Stock is redeemable by eVision on or after October 1, 2003, at a price of $12.50 per share plus any accrued and unpaid dividends.

In consideration for Online International’s guaranty, eVision issued an affiliate of Online International 250,000 shares of eVision’s common stock that had a value of $62,500 based on the closing price of $0.25 per share of the common stock on the date of the agreement. If Online International is required to make dividend payments as a result of its guaranty, eVision will issue to Online International or its designee a five year 12% convertible debenture equivalent to the amount that Online International is required to pay on the guaranty, unless the act of eVision in issuing such a debenture would be deemed to be an illegal distribution pursuant to the Colorado Business Corporation Act. In such event, Online International or its designee would receive, instead of a 12% convertible debenture, the number of shares of common stock as is equal to the total amount of the dividend paid divided by 90% of the conversion price of the common stock as defined in the 12% convertible debenture. In general, the conversion price of the convertible debenture will be the market price of the common stock on the date of conversion.

During the year ended September 30, 2000, the Company issued 39,036 shares of the Convertible Series B-1 Preferred Stock in payment of dividends on the Convertible Series B-1 Preferred Stock, and 508,170 shares of common stock upon the conversion of 50,817 shares of Convertible Series B-1 Preferred Stock. Cash dividends paid during the year ended September 30, 2000 were $445,217.

On November 30, 2000, the Company issued 53,770 shares of Convertible Series B-1 Preferred Stock for $537,182 and paid cash of $614,205 in payment of dividends on the Convertible Series B-1 Preferred Stock of which $449,369 and $513,565 was accrued as of September 30, 2000 for the issuance of shares and cash, respectively.

eVISION USA.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Warrants

On February 16, 1996, the Company commenced a private placement of 6,000,000 shares of its $.0l par value common stock at a price of $1.00 per share, and 6,000,000 Class A redeemable common stock purchase warrants at a price of $.10 per warrant (collectively, the Private Placement). The warrants entitle the holder to purchase one share of common stock at $1.50 per share at any time until February 1, 2004, as amended. In addition, the Company issued 595,865 warrants to AFFC in accordance with the Private Placement that allows the holder to purchase one share of common stock at a price of $1.50 per warrant until February 1, 2004, as amended. There are 6,464,518 warrants outstanding as of September 30, 2000.

NOTE 21. STOCK OPTIONS

The Company has granted options pursuant to two stock option plans, the 1996 Incentive and Nonstatutory Option Plan (1996 Plan), and the September 1996 Incentive and Nonstatutory Option Plan (September 1996 Plan). Options are granted for the purchase of shares of common stock at an exercise price not less than market value on the date of the grant, and expire generally within ten years from the date of grant. Options generally vest over three to five year periods from the date of the grant.

The 1996 Plan authorizes the granting of options to officers, directors, employees and consultants of eVision to purchase up to 1,250,000 shares of eVision’s common stock. No option may be granted after April 8, 2006. As of September 30, 2000, no options were outstanding under the plan.

The September 1996 Plan authorizes the granting of options to purchase up to 15,000,000 shares of eVision’s common stock. No options may be granted after April 8, 2006. As of September 30, 2000, options to purchase 3,946,267 shares of eVision’s common stock at $.20 to $2.88 per share through 2010 were outstanding. Of such options, options to purchase 730,618 shares were exercisable at September 30, 2000.

eVision has also granted nonqualified stock options, outside of the plans described above. As of September 30, 2000, there were nonqualified options to purchase 11,968,333 shares of eVision’s common stock held by certain directors, officers and consultants at exercise prices between $0.20 and $2.88 per share. These options expire in 2008 and 2009. As of September 30, 2000, 8,634,778 of these options are exercisable.

During the year ended September 30, 2000, options to purchase a total of 2,724,557 shares of common stock were exercised. Cash proceeds from the exercises were $414,978. Included in the option exercises are 739,768 shares of common stock that were issued in cashless exercises of options to purchase 1,040,000 shares of common stock and resulted in stock-based compensation expense of $509,241.

On January 16, 2000, options were granted to certain officers and directors to purchase 750,000 shares of eVision common stock at an exercise price equal to the market price of the shares on the grant date of $2.875 per share. The options vested immediately and are exercisable for a period of ten years. On the same date, the Board of Directors and these officers agreed to cancel previously issued options for the purchase of 250,000 shares of common stock of eVision at $0.20 per share, which were exercisable only if eVision achieved basic earnings of $0.10 per share beginning with the year ended September 30, 1999.

eVISION USA.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Certain grants, previously made to two directors for a total of 250,000 shares, had a provision that earnings per share had to be $0.10 before any options would vest. On January 16, 2000, the earnings requirement provision for these options was eliminated. The exercise price was not amended and this resulted in stock-based compensation expense of $668,750.

The following table presents the activity for options outstanding as of September 30:

                                         2000                       1999
                                   ------------------        ------------------
                                   Options     Price*        Options     Price*
                                   -------     ------        -------     ------

Outstanding, beginning of       18,060,166    $  0.31       4,830,000   $   0.75
   year
Granted                          2,813,700       1.58      18,955,500       0.31
Exercised                       (2,724,557)      0.59        (283,600)      0.20
Forfeited/cancelled             (2,234,708)      0.39      (5,441,734)      0.68
                               -----------                -----------
Outstanding, end of year        15,914,601       0.50      18,060,166       0.31
                               ===========                ===========
Exercisable, end of year         9,365,396       0.55       9,040,000       0.34
                               ===========                ===========
Weighted average fair
   value of options granted   $  3,344,169                $ 3,221,612
                               ===========                ===========

*Price reflects the weighted average exercise price

The following table presents the composition of options outstanding and exercisable as of September 30, 2000:

                                          Options Outstanding          Options Exercisable
       ------------------------       -----------------------------    -------------------
       Range of exercise prices       Amount       Price*     Life*      Amount     Price*
       ------------------------       ------       ------     -----      ------     ------

        $  0.20   -   $  0.30       11,777,734   $  0.27      8.00     8,256,043   $  0.30
           0.40   -      0.63        1,725,500      0.48      8.43            --        --
           0.70   -      1.00        1,268,367      0.85      8.28       259,353      0.91
           1.25   -      1.25          166,000      1.25      9.00            --       --
           2.00   -      2.88          977,000      2.83      9.00       850,000      2.88
                                   -----------                        ----------
Total September 30, 2000            15,914,601      0.50      8.14     9,365,396      0.55
                                   ===========                        ==========

*Price and life reflect the weighted average exercise price and weighted average remaining contractual life, respectively.

eVISION USA.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Had the compensation cost for the Company’s stock-based compensation plans been determined based on the fair values of these options, the Company’s fiscal 2000 and 1999 net loss and loss per share would have been adjusted to the pro-forma amounts indicated below:

                                                   2000                 1999
                                                   ----                 ----
Net loss:
    As reported                              $  (4,902,223)          (3,189,048)
    Pro-forma                                   (7,494,000)          (4,799,000)

Basic loss per share:
    As reported                              $       (0.30)               (0.18)
    Pro-forma                                        (0.42)               (0.26)

In accordance with the disclosure provisions of SFAS No. 123, the fair value of employee stock options granted during fiscal 2000 and 1999 per the table above, of $3,344,169 and $3,221,612, respectively, was estimated at the date of grant using the Black-Scholes model and the following weighted average assumptions:

                                             2000                      1999
                                             ----                      ----

          Volatility                        131.0%                    99.0%
          Risk-free interest rate             6.0%                     4.8%
          Dividend yield                      0.0%                     0.0%
          Expected lives                 3.5 years                4.3 years

eBanker Stock Option Plan

In January 1999, eBanker’s board of directors authorized the eBanker 1999 Incentive and Nonstatutory Stock Option Plan, effective January 18, 1999 through January 17, 2009, unless sooner terminated. The eBanker board of directors granted to certain eBanker directors, options to purchase 620,000 shares of eBanker common stock at $3.00 per share, exercisable immediately and for a period of ten years. The fair value of the options granted during 1999 of $378,000, included in the 1999 proforma disclosure above, was determined using a weighted average risk-free interest rate of 4.6%; an average expected life of five years; a dividend yield of 0%; and volatility of approximately 0%.

eVISION USA.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 22. EMPLOYEE STOCK OWNERSHIP AND EMPLOYEE BENEFIT PLANS

The Company had adopted an employee stock ownership plan (ESOP) for the employees of the former Fronteer Directory Company. Contributions to the ESOP were at the discretion of the Board of Directors. As of September 30, 2000 and 1999, there were no participants in the ESOP. The ESOP had a loan from the Company of $350,000 representing the payment during the year ended September 30, 1997 by the Company of the ESOP’s debt. The loan was secured by 436,840 shares of the Company’s common stock and is recorded in unearned ESOP shares in the consolidated financial statements as of September 30, 1999. In December 1999, the ESOP repaid $350,000 plus $212,007 of accrued interest to eVision by liquidating a portion of its holdings in eVision common stock. The ESOP owned 81,682 and 418,682 shares of the Company’s common stock as of September 30, 2000 and 1999, respectively.

The Company has two retirement saving plans covering all employees who are over 21 years of age and new employees become eligible on the April 1 or October 1 immediately following their employment date. The plans meet the qualifications of Section 401(k) of the Internal Revenue Code. Under the plans, eligible employees can contribute through payroll deductions up to 15% of their base compensation. The Company makes a discretionary matching contribution equal to a percentage of the employee’s contribution. The Company contributed $101,303, $88,813, and $83,894 for the years ended September 30, 2000, 1999, and 1998, respectively.

The Company does not provide any post employment benefits to retired or terminated employees.

NOTE 23. RELATED PARTY TRANSACTIONS

eVision Corporate Services, Corporate Net Solutions and eBiz Web Solutions are wholly owned subsidiaries of eVision that provide management, accounting, administrative, technology support and web development services to consolidated and unconsolidated entities that are affiliated through common ownership or control. Asia SuperNet Corporation, Q6 Technologies and Global Med were charged $308,200 and $42,841, which approximates the cost, for these services for the years ended September 30, 2000 and 1999, respectively. eVision, eBanker, eBiz Web Solutions, Corporate Net Solutions, Secutron, and American Fronteer were charged $1,336,733, $523,845 and $106,554, which approximates the cost, for these services for the years ended September 30, 2000, 1999 and 1998, respectively and which are eliminated in consolidation.

During the year ended September 30, 2000, eVision purchased in the open market 66,700 shares of common stock of American Pacific Bank at a cost of $262,093. The shares are classified as available-for-sale. Mr. Fai H. Chan is the Chairman of the board of directors and a significant shareholder of American Pacific Bank. Mr. Tony Chan is also a director of American Pacific Bank.

During the years ended September 30, 2000, 1999 and 1998, the Company paid an outside director $140,293, $106,113 and $50,000, respectively, for legal services and reimbursement of actual expenses on the Company’s behalf.

eVISION USA.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

PeopleMed.com, Inc., a subsidiary of Global Med, initiated a private placement of its common stock subsequent to September 30, 2000. AFFC received $20,800 in investment banking fees and commissions related to this offering.

NOTE 24. MINIMUM NET CAPITAL REQUIREMENTS

AFFC, as a registered securities broker/dealer, was subject to the Securities and Exchange Commission Uniform Net Capital Rule (Rule 15c3-1) (the Rule) and a membership agreement with NASD. In accordance with the membership agreement, AFFC was required to maintain “net capital” of not less than $250,000. As of September 30, 2000, AFFC had “net capital” of $1,072,352.

NOTE 25. DISCONTINUED OPERATIONS

On March 20, 1998, the Company sold the remaining net assets pertaining to the directory business and Fronteer Marketing Group (FMG), which operations were discontinued during the year ended September 30, 1997, as described below. The net assets had not previously been identified as part of discontinued operations. The net assets were sold for the return by former officers of the Company of 493,500 shares of the Company’s common stock. The net assets were valued by the Board of Directors based on appraisals, existing financing arrangements and estimates. The loss on the sale of the net assets was $249,861, net of an income tax benefit of $159,748.

Information relating to the loss from discontinued operations is as follows:
  Year Ended September 30, 1998:                Directory
  ------------------------------                Business          FMG         Total
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
                                                 =========    =========    =========

eVISION USA.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Clearing Activities

On July 23, 1996, the Company sold AFFC’s securities brokerage clearing division (Clearing Operation) to MultiSource Services, Inc. (MSI), a new broker/dealer, for a purchase price of $3,000,000, including a $1,500,000 contingency in the form of a forgivable loan from AFFC to MSI, plus the net assets of the Clearing Operation. MSI was formed by Oppenheimer Funds, Inc. (OFI) for the purpose of acquiring the Clearing Operation, and OFI was to retain 80% of the outstanding common stock of MSI. The Company received 20% of the outstanding common stock of MSI. As a result of this transaction, AFFC became a fully disclosed clearing correspondent of MSI. The loan of $1,500,000 was recorded as a loan payable to MSI and was forgivable based on MSI’s revenues during the 28 months following the closing date.

During the year ended September 30, 1997, the Company and AFFC were notified by OFI that a decision had been reached by OFI that MSI and its business were not consistent with the long-term business plans of OFI. Subsequently, a new clearing firm was selected for the customer business of AFFC, and the customer business previously cleared by MSI was moved to the new clearing firm in October 1997. MSI reached its revenue targets for the first $750,000 of the loan, and as a result of this and MSI’s decision to no longer be in the clearing business, the entire $1,500,000 loan was forgiven and was recognized as an extraordinary item during the year ended September 30, 1998.

During 1998, eVision was a 20% shareholder in MSI. As a clearing correspondent of MSI, the Company paid MSI clearing fees of $111,512 for the year ended September 30, 1998. MSI ceased operations in December 1998.

Subsequent to September 30, 1998, the Company and AFFC entered into an agreement with MSI and OFI pursuant to which MSI would withdraw as a registered broker/dealer with the SEC, resign as a member of the NASD and pay the Company a total of $430,000 to reimburse AFFC expenses associated with MSI discontinuing its clearing operation. As a result of the agreement and closing which occurred on December 16, 1998, OFI owns 100% of the outstanding common stock of MSI. Both the Company and AFFC, and OFI and MSI released each other from any claims as part of the agreement.

NOTE 26. SEGMENT REPORTING

eVision’s segments are managed separately based on the fundamentally different products and services offered by the various eVision subsidiaries. The AFFC division was the securities broker/dealer. The eServices division includes the following investments or subsidiaries providing computer related products and services: Q6 Technologies, Secutron and MidRange, Corporate Net Solutions, Skyhub and eBiz Web Solutions. eBanker is considered a segment due to the nature of its ownership and operations. Included in the Others segment are eVision, eVision Corporate Services, Global Online Funds, Global Growth, eVision China and OLBroker. These subsidiaries include investing activities and the provision of accounting, legal, administrative and back office support for the other subsidiaries and other entities as well.

eVISION USA.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                                       Year ended September 30, 2000
                                                       -----------------------------

Consolidated                       AFFC         eServices     eBanker     Others     Eliminations     Total
------------                       ----       ------------    -------     ------     ------------     -----

Revenues from
   unaffiliated customers      $ 23,178,305     1,985,657    3,919,064      690,187           --    29,773,213
Intersegment revenues                    --       447,206      181,460    1,245,067   (1,873,733)          --
                                -----------   -----------   ----------   ----------  -----------   -----------
Total revenues                 $ 23,178,305     2,432,863    4,100,524    1,935,254   (1,873,733)   29,773,213
                                ===========   ===========   ==========   ==========  ===========   ===========

Operating income (loss)        $   (914,147)   (1,064,037)   1,920,735   (2,456,982)    (214,012)  (2,728,443)
Other income (expense), net         116,588        74,385     (403,569)    (905,463)     153,108     (954,951)
                                -----------   -----------   ----------   ----------  -----------   ----------
Income (loss) from
operations before minority
   interest and income taxes   $   (797,559)     (989,652)   1,517,166   (3,362,445)     (60,904)   (3,693,394)
                                ===========   ===========   ==========   ==========  ===========   ===========
Depreciation and
   amortization                $    393,694        89,138           --       31,293           --       514,125
                                ===========   ===========   ==========   ==========  ===========   ===========

Capital expenditures           $    190,724       726,089           --    1,707,510           --     2,624,323
                                ===========   ===========   ==========   ==========  ===========   ===========
Identifiable assets as of
   September 30, 2000          $  5,162,989     1,833,080   18,435,542    5,611,443   (1,652,168)   29,390,886
                                ===========   ===========   ==========   ==========  ===========   ===========

                                               Year ended September 30, 1999
                                               -----------------------------

Consolidated                      AFFC         eServices     eBanker     Others     Eliminations     Total
------------                      ----       ------------    -------     ------     ------------     -----

Revenues from unaffiliated
   customers                   $20,901,459    9,705,227    1,785,007    1,801,569           ---      34,193,262
Intersegment revenues                   --      124,362      135,372      622,689      (882,423)             --
                                ----------   ----------  -----------  -----------   -----------    ------------
Total revenues                 $20,901,459    9,829,589    1,920,379    2,424,258      (882,423)     34,193,262
                                ==========   ==========  ===========  ===========   ===========    ============
Operating income (loss)        $(2,521,508)    (504,368)     429,138      482,886            --      (2,113,852)
Other income (expense), net         (2,046)     (40,992)          --     (671,491)           --        (714,529)
                                ----------   ----------  -----------  -----------   -----------    ------------
Income (loss) from operations
   before  minority interest
   and income taxes            $(2,523,554)    (545,360)     429,138     (188,605)           --       2,828,381
                                ==========   ==========  ===========  ===========   ===========    ============
Depreciation and
   amortization                $   386,157       35,523           --        6,136            --         427,816
                                ==========   ==========  ===========  ===========   ===========    ============

Capital expenditures           $   308,868       18,797           --       57,251            --         384,916
                                ==========   ==========  ===========  ===========   ===========    ============
Identifiable assets as of
   September 30, 1999          $ 4,764,085    1,268,440   13,383,675    3,323,851            --      22,740,051
                                ==========   ==========  ===========  ===========   ===========    ============

eVISION USA.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                                       Year ended September 30, 1998
                                                       -----------------------------

Consolidated                  Discontinued*
------------                   Operations        AFFC        eServices**   eBanker       Others    Eliminations      Total
                              --------------     ----        ---------     -------       ------    ------------      -----
Revenues from
   unaffiliated customers    $         --      18,886,391     8,454,279      37,923         8,711          --     27,387,304
Intersegment revenues                  --              --       412,327          --        72,672    (484,999)            --
                              -----------  --------------    ----------  -----------  -----------  ----------   ------------
Total revenues               $         --      18,886,391     8,866,606      37,923        81,383    (484,999)    27,387,304
                              ===========  ==============    ==========  ===========  ===========  ==========   ============

Operating loss               $   (260,995)     (3,910,741)     (281,785)    (46,255)   (2,459,281)                (6,959,057)
Other income (expense), net            --         250,304           170          --      (370,722)         --       (120,248)
                              -----------  --------------    ----------  ----------   -----------  ----------   ------------
Loss from operations before
   minority interest and
   income taxes              $   (260,995)     (3,660,437)     (281,615)    (46,255)   (2,830,003)         --     (7,079,305)
                              ===========  ==============    ==========  ==========   ===========  ==========   ============
Loss on sale of discontinued
   operations, net of income
   tax benefit of $159,748   $   (249,861)             --            --          --            --          --       (249,861)
                              ===========  ==============    ==========  ==========   ===========  ==========   ============
Depreciation and
   amortization              $     55,409         323,033        29,802          --        36,399          --        444,643
                              ===========  ==============    ==========  ==========   ===========  ==========   ============

Capital expenditures         $         --         722,887        34,392          --         5,203          --        762,482
                              ===========  ==============    ==========  ==========   ===========  ==========   ============
Identifiable assets as of
   September 30, 1998        $         --       5,274,716     1,408,056   7,174,173     6,523,283  (5,009,316)    15,370,912
                              ===========  ==============    ==========  ==========   ===========  ==========   ============

       * The information in this column is for both the directory business and FMG.

        ** During the year ended September 30, 1998, the only operations in the eServices segment were those of Secutron and MidRange.

eVISION USA.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following is a summary of information regarding the Company’s continuing operations by geographical area for each of the three years ended:

                                                     September 30,
                                        -------------------------------------
                                        2000            1999             1998
                                        ----            ----             ----
Revenue:
   United States                 $ 29,390,075       34,193,262       27,387,304
   Canada                             272,128             --               --
   Asia                               111,010             --               --
                                 ------------     ------------     ------------

                                 $ 29,773,213       34,193,262       27,387,304
                                 ============     ============     ============

Operating income (loss):
   United States                 $ (2,372,008)      (2,113,852)      (6,698,062)
   Canada                             (22,784)            --               --
   Asia                              (333,651)            --               --
                                 ------------     ------------     ------------

                                 $ (2,728,443)      (2,113,852)      (6,698,062)
                                 ============     ============     ============

Identifiable assets:
   United States                 $ 26,749,618       22,740,051       15,370,912
   Canada                           1,880,397             --               --
   Asia                               760,871             --               --
                                 ------------     ------------     ------------

                                 $ 29,390,886       22,740,051       15,370,912
                                 ============     ============     ============

NOTE 27. SUBSEQUENT EVENTS

eBanker Loan Commitments

Subsequent to September 30, 2000, eBanker and OCCL entered into agreements to lend a total of approximately $15,000,000 to six unaffiliated Hong Kong companies through credit card facilities. eBanker and OCCL share in the loan advances at the rate of 50% each. The credit facilities bear interest at the rate of 3% per month and will be administered by OCCL. In exchange for OCCL’s administration of the facility, legal documentation and due diligence, eBanker will pay OCCL 10% per annum on eBanker’s share of the outstanding balances. eBanker’s share of the commitment, which has been fully funded, is approximately $7,500,000. To date, approximately $1,300,000 has been repaid to eBanker.

eVISION USA.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Unaudited Proforma Financial Information

As described in Notes 1 and 9, the following unaudited proforma financial statement information gives effect to (i) the exchange of certain assets and liabilities of American Fronteer for an ownership interest of approximately 40% in Auerbach, Pollack and Richardson, Inc. (APR) which occurred on December 19, 2000 and (ii) the acquisition of a controlling interest in Global Med through the exercise of the warrants by eBanker to purchase 8,000,000 shares of Global Med common stock in connection with debt refinancing that was agreed to on November 20, 2000. The shares of Global Med common stock were issued on February 28, 2001.

The unaudited proforma information gives effect to these transactions as if they had occurred on October 1, 1999. The proforma financial information does not purport to represent what eVision’s financial position or results of operations would have actually been if the transactions had actually occurred on those dates and are not necessarily indicative of eVision’s financial position or results of operations for any future period.

                                                               Proforma
                                                          September 30, 2000
                                                          ------------------

          Total assets                                     $ 33,391,921
          Total revenue                                       9,682,022
          Net loss                                           (7,788,799)
          Basic and diluted loss per common share                 (0.44)

Agreement for sale of equity interest in APR

In March 2001, eVision and APR entered into a nonbinding letter of intent with an unrelated third party. The letter of intent provides that each of the parties will endeavor to complete a definitive agreement whereby the third party would purchase for cash a 20% equity interest in APR for $2,000,000 by no later than May 31, 2001, and have a two year option to purchase an additional 31% equity interest in APR for an additional $3,100,000, for a total of 51%. Accordingly, eVision’s ownership in APR would be reduced to approximately 20%. The completion of a definitive agreement is subject to completion of due diligence by the third party to the satisfaction of that party in its sole discretion, among other conditions.

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

EXHIBITS

TO

FORM 10-K

eVISION USA.COM, INC.

EXHIBIT INDEX

Exhibit No.                  Description and Method of Filing

Exhibit 1.0	Qualified Independent Underwriter Agreement (incorporated by reference to Exhibit 1.0 to eVision's Registration Statement No. 333-81565 on Form S-1).

Exhibit 2.1	Asset Purchase Agreement dated March 1, 1998, by and between eVision and Fronteer Marketing Group, Inc. and North Country Yellow Pages, Inc. and Dennis W. Olson (incorporated by reference to Exhibit 2.1 to eVision's Current Report on Form 8-K dated June 22, 1998).

Exhibit 3.1	Articles of Incorporation of eVision (incorporated by reference to Exhibit 3.0 to eVision’s Annual Report on Form 10-K for the year ended September 30, 1995).

Exhibit 3.1(i)	Articles of Amendment to eVision’s Articles of Incorporation dated April 28, 1995 (incorporated by reference to Exhibit 3.0(i) to eVision’s Current Report on Form 8-K dated May 9, 1995).

Exhibit 3.1(ii)	Articles of Amendment to eVision’s Articles of Incorporation dated June 27, 1996 (incorporated by reference to Exhibit 3.0(ii) to eVision’s Annual Report on Form 10-K for the year ended September 30, 1996).

Exhibit 3.1(iii)	Articles of Amendment to eVision’s Articles of Incorporation dated October 15, 1998 (incorporated by reference to Exhibit 3.1(iii) to eVision’s Registration Statement No. 333-81565 on Form S-1).

Exhibit 3.1(iv)	Articles of Amendment to eVision’s Articles of Incorporation dated November 17, 1998 (incorporated by reference to Exhibit 3.1(iv) to eVision’s Registration Statement No. 333-81565 on Form S-1).

Exhibit 3.1(v)	Articles of Amendment to eVision’s Articles of Incorporation dated April 19, 1999 (incorporated by reference to Exhibit 3.1 to eVision’s Quarterly Report on Form 10-Q/A for the Quarter ended March 31, 1999).

Exhibit 3.1(vi)	Articles of Amendment to eVision’s Articles of Incorporation dated May 5, 1999 (incorporated by reference to Exhibit 3.1(vi) to eVision’s Registration Statement No. 333-81565 on Form S-1).

Exhibit 3.1(vii)	Articles of Amendment to eVision’s Articles of Incorporation dated September 25, 1999 (incorporated by reference to Exhibit 3.1(vii) to eVision’s Registration Statement No. 333-81565 on Form S-1).

Exhibit 3.1 (viii)	Articles of Amendment to eVision’s Articles of Incorporation dated May 5, 2000 (incorporated by reference to Exhibit 3.1 to eVision’s Quarterly Report on Form 10-Q for the Quarter ended March 31, 2000).

Exhibit No.                  Description and Method of Filing

Exhibit 3.2	Restated Bylaws of eVision adopted February 14, 1996 (incorporated by reference to Exhibit 3.2 to eVision’s Annual Report on Form 10-K for the year ended September 30, 1996).

Exhibit 10.1	Amended and Restated 1988 Incentive and Nonstatutory Stock Option Plan as amended September 10, 1996 (incorporated by reference to Exhibit 10.1 to eVision’s Annual Report on Form 10-K for the year ended September 30, 1996).

Exhibit 10.2	Employee Stock Ownership Plan (incorporated by reference to Exhibit 10.2 to eVision’s Annual Report on Form 10-K for the year ended September 30, 1996).

Exhibit 10.3	401(k) Plan and Amendment I thereto (incorporated by reference to Exhibit 10.3 to eVision’s Annual Report on Form 10-K for the year ended September 30, 1996).

Exhibit 10.4	Amended and Restated 1996 Incentive and Nonstatutory Stock Option Plan, as amended September 10, 1996 (incorporated by reference to Exhibit 10.6 to eVision’s Annual Report on Form 10-K for the year ended September 30, 1996).

Exhibit 10.5	September 1996 Incentive and Nonstatutory Stock Option Plan (incorporated by reference to Exhibit 10.7 to eVision’s Annual Report on Form 10-K for the year ended September 30, 1996).

Exhibit 10.6	$4,000,000 10% Convertible Debenture Purchase Agreement by and between eVision and Heng Fung Finance Company Limited dated December 17, 1997 (incorporated by reference to Exhibit 10.7 to eVision’s Annual Report on Form 10-K for the year ended September 30, 1996).

Exhibit 10.7	Amendment No. 1 to the $4,000,000 10% Convertible Debenture Purchase Agreement by and between eVision and Heng Fung Finance Company Limited dated September 23, 1998 (incorporated by reference to Exhibit 10.1 to eVision’s Current Report on Form 8-K dated September 11, 1998).

Exhibit 10.8	Amendment to the $4,000,000 10% Convertible Debenture Purchase Agreement dated December 17, 1997 (incorporated by reference to Exhibit 10.0 to eVision’s Quarterly Report on Form 10-Q/A for the quarter ended March 31, 1998).

Exhibit 10.9	Loan and Warrant Purchase Agreement by and between Heng Fung Finance Company Limited, Fronteer Development Finance Inc. and Global Med Technologies, Inc. dated October 7, 1998 (incorporated by reference to Exhibit 10.10 to eVision's Annual Report on Form 10-K for the year ended September 30, 1998).

Exhibit 10.10	Assignment, Assumption and Consent Agreement by and between Global Med Technologies, Inc., Dr. Michael I. Ruxin, M.D., Fronteer Capital Inc. and Fronteer Development Finance Inc. dated September 11, 1998 (incorporated by reference to Exhibit 10.11 to eVision's Annual Report on Form 10-K for the year ended September 30, 1998).

Exhibit No.                  Description and Method of Filing

Exhibit 10.11	First Amendment to Fronteer Financial Holdings, Ltd. September 1996 Incentive and Nonstatutory Stock Option Plan dated February 19, 1997 (incorporated by reference to Exhibit 10.12 to eVision’s Annual Report on Form 10-K for the year ended September 30, 1998).

Exhibit 10.12	Amendment No. 1 to $500,000 12% Convertible Debenture dated March 23, 1999 (incorporated by reference to Exhibit 10.1 to eVision's Quarterly Report on Form 10-Q for the Quarter ended March 31, 1999).

Exhibit 10.13	Guaranty Agreement between eVision and Heng Fung Holdings Company Limited dated May 5, 1999 (incorporated by reference to Exhibit 10.2 to eVision’s Quarterly Report on Form 10-Q for the Quarter ended March 31, 1999).

Exhibit 10.14	Second Amendment to the 1996 Incentive and Nonstatutory Stock Option Plan of eVision dated November 25, 1998 (incorporated by reference to Exhibit 10.3 to eVision’s Quarterly Report on Form 10-Q for the Quarter ended March 31, 1999).

Exhibit 10.15	First Amendment to Loan Agreement among Global Med Technologies, Inc., Michael I. Ruxin, M.D., eBanker USA.Com, Inc. and Heng Fung Finance Company Limited dated March 8, 1999 (incorporated by reference to Exhibit 10.4 to eVision’s Quarterly Report on Form 10-Q for the Quarter ended March 31, 1999).

Exhibit 10.16	Stock Purchase Agreement by and between eVision and Ladsleigh Investments Limited, BVI, made as of July 30, 1999 (incorporated by reference to Exhibit 2.1 to eVision’s Current Report on Form 8-K dated August 5, 1999).

Exhibit 10.17	Pledge and Escrow Agreement by and between eVision and Ladsleigh Investments, BVI, made as of July 30, 1999 (incorporated by reference to Exhibit 2.2 to eVision’s Current Report on Form 8-K dated August 5, 1999).

Exhibit 10.18	Promissory Note made by Ladsleigh Investments Limited, BVI to eVision dated July 30, 1999 (incorporated by reference to Exhibit 2.3 to eVision’s Current Report on Form 8-K dated August 5, 1999).

Exhibit 10.19	Exchange and Sale of Stock Agreement between eVision and Q6 Technologies, Inc. dated June 18, 1999 (incorporated by reference to Exhibit 10.4 to eVision’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 1999).

Exhibit 10.20	Management Agreement dated August 18, 1998 between Fronteer Development Finance Inc. and Fronteer Financial Holdings, Ltd. (incorporated by reference to Exhibit 10.20 to eVision's Registration Statement No. 333-81565 on Form S-1)

Exhibit 10.21	Amended and Restated Agreement between eVision and Skyhub Far East Inc. dated January 24, 2000 (incorporated by reference to Exhibit 10.1 to eVision’s Quarterly Report on Form 10-Q for Quarter ended December 31, 1999).

Exhibit 10.22	Sublease--31st Floor between eVision and Global Vmall.com USA, Inc. dated February 28, 2000. (incorporated by reference to Exhibit 10.22 to eVision's Registration Statement No. 333-81565 on Form S-1).

Exhibit No.                  Description and Method of Filing

Exhibit 10.23	Call Option Agreement dated March 2, 2000 between Ladsleigh Investments Limited and Global Online Funds, Inc. (incorporated by reference to Exhibit 10.23 to eVision's Registration Statement No. 333-81565 on Form S-1).

Exhibit 10.24	Agreement between eBanker and Global Med Technologies dated April 12, 2000 pertaining to the extension of the $2,000,000 note receivable (incorporated by reference to Exhibit 10.1 to eVision’s Quarterly Report on Form 10-Q for the Quarter ended March 31, 2000).

Exhibit 10.25	Agreement between eBanker and Global Med Technologies dated April 14, 2000 pertaining to the extension of the $2,650,000 note receivable (incorporated by reference to Exhibit 10.2 to eVision’s Quarterly Report on Form 10-Q for the Quarter ended March 31, 2000).

Exhibit 10.26	Agreement between eBanker and Global Med Technologies dated April 14, 2000 pertaining to the extension of the $750,000 note receivable (incorporated by reference to Exhibit 10.3 to eVision’s Quarterly Report on Form 10-Q for the Quarter ended March 31, 2000).

Exhibit 10.27	Mortgage Agreement between North Shore Credit Union and Global Growth Management Inc. dated April 28, 2000 (incorporated by reference to Exhibit 10.4 to eVision’s Quarterly Report on Form 10-Q for the Quarter ended March 31, 2000).

Exhibit 10.28	Indemnity Agreement between eBiz Web Solutions Inc. and eVision dated April 28, 2000 (incorporated by reference to Exhibit 10.5 to eVision’s Quarterly Report on Form 10-Q for the Quarter ended March 31, 2000).

Exhibit 10.29	Third Amendment to eVision’s September 1996 Incentive and Nonstatutory Stock Option Plan (incorporated by reference to Exhibit 10.6 to eVision’s Quarterly Report on Form 10-Q for the Quarter ended March 31, 2000).

Exhibit 10.30	Share Purchase Agreement between eVision, American Fronteer and Auerbach, Pollok and Richardson, Inc., dated December 12, 2000 (incorporated by reference to Exhibit 10.1 to eVision’s Current Report on Form 8-K dated December 19, 2000).

Exhibit 10.31	Amendment to January 24, 2000 Amended and Restated Agreement Letter dated October 19, 2000 between eVision, Skyhub Far East Inc., and Skyhub Asia Holdings Limited.

Exhibit 10.32	Loan Extension Agreement dated February 15, 2001, by and between eBanker and Skyhub Asia Holdings Ltd.

Exhibit 10.33	Loan Restructuring and Restatement Agreement, dated November 19, 2000, by and between eBanker USA.com, Inc. and Global Med Technologies, Inc.

Exhibit 16	Letter from KPMG LLP dated September 3, 1999 (incorporated by reference to Exhibit 16 to eVision’s Current Report on Form 8-K dated September 3, 1999).

Exhibit 21	Subsidiaries of eVision.

Exhibit 23.1	Consent of Deloitte & Touche LLP.

Exhibit 23.2	Consent of KPMG LLP.