Form 10-Q
period 2000-12-31
EVISION USA COM INC
filed 2001-04-17
CIK 844780

FORM 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2000

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

                                              For the transition period from _______________ to ______________.

                                             Commission File Number 0-17637

eVision USA.Com, Inc.
(Exact name of registrant as specified in its Charter)

                                                                      Colorado                                                                                                                                    45-0411501
                                                 (State or other jurisdiction of                                                                                                 (IRS Employer Identification No.)
                                                  incorporation or organization)

1700 Lincoln Street, Suite 3100, Denver, CO 80203
(Address of principal executive offices)

(303) 860-6377
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

    YES[X]    NO [  ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

The registrant had 26,876,519 shares of its $.01 par value common stock outstanding as of February 28, 2001.

eVISION USA.COM, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2000

TABLE OF CONTENTS

The interim financial statements included in this Form 10-Q have not been reviewed by the Company’s independent auditors, nor any other independent accountants, using professional standards and procedures for conducting such reviews, as established by generally accepted auditing standards. Accordingly, the Company’s independent auditors have not expressed any opinion or any other form of assurance on such financial statements, assume no responsibility for, and disclaim any association with, such financial statements.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements                                                                Page No.
         a.   Unaudited Consolidated Balance Sheets as of December 31, 2000
                  and September 30, 2000..............................................................3

         b.   Unaudited Consolidated Statements of Operations for the three months ended December 31, 2000 and 1999....................................................5

         c.   Unaudited Consolidated Statements of Comprehensive Loss for
                  the three months ended December 31, 2000 and 1999...................................7

         d.   Unaudited Consolidated Statement of Stockholders' Equity (Deficit) for the three months ended December 31, 2000......................................................8

         e.   Unaudited Consolidated Statements of Cash Flows for the three months ended December 31, 2000 and 1999....................................................9

         f.   Notes to Unaudited Consolidated Financial Statements...................................12

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         of Operations...............................................................................22

Item 3.  Quantitative and Qualitative Disclosures about Market Risks.................................24

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K
         b.  Reports on Form 8-K.....................................................................25

Signatures...........................................................................................26

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

eVISION USA.COM, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED BALANCE SHEETS

                                                                    December 31,   September 30,
ASSETS                                                                  2000           2000
                                                                    -----------    ------------

CURRENT ASSETS:
   Cash and cash equivalents ...................................   $ 8,127,459   $11,232,720
   Credit card facilities receivable ...........................     3,039,059          --
   Credit card accounts receivable, net ........................       904,131     2,296,398
   Accounts receivable, trade, net of allowance for
     uncollectible accounts of $75,449 and $37,521, respectively     1,007,456        57,405
   Other receivables, net ......................................       157,373       182,743
   Account receivable, related party ...........................       623,798       753,151
   Accrued interest receivable .................................       195,416        90,000
   Accrued interest receivable, related party ..................        16,555       365,419
   Accrued revenues, net of allowance for uncollectible
      accounts of $15,000 at December 31, 2000 .................       192,962          --
   Securities owned, at market value ...........................       933,602     1,546,919
   Notes receivable, net .......................................       280,000     1,000,000
   Investments, available-for-sale, at market value ............       192,596       243,922
   Other assets ................................................       472,805       233,744
                                                                   -----------   -----------

      Total current assets .....................................    16,143,212    18,002,421

PROPERTY, FURNITURE AND EQUIPMENT, net .........................     3,225,788     3,205,809
NOTES RECEIVABLE, RELATED PARTY ................................          --       5,400,000
FINANCING COSTS, net of accumulated amortization
   of $261,413 and $234,493 ....................................       764,461       791,381
CAPITALIZED SOFTWARE DEVELOPMENT COSTS,
   net of accumulated amortization of $1,789,069 at
   December 31, 2000 ...........................................     1,176,883          --
GOODWILL .......................................................     6,580,494          --
OTHER LONG-TERM ASSETS .........................................     1,574,606     1,991,275
                                                                   -----------   -----------

      Total assets .............................................   $29,465,444   $29,390,886
                                                                   ===========   ===========

See accompanying notes to unaudited consolidated financial statements.

eVISION USA.COM, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED BALANCE SHEETS (CONTINUED)

                                                                          December 31,    September 30,
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                                2000            2000
                                                                          -----------     ------------

CURRENT LIABILITIES:
   Accounts payable and accrued expenses ............................   $  4,825,905       2,182,219
   Payable to clearing organization .................................        198,766         305,866
   Accrued dividends payable ........................................        377,369         962,934
   Accrued interest payable .........................................        304,083         123,300
   Accrued interest payable to related party ........................        212,111         212,111
   Deferred revenue .................................................      2,154,469         119,257
   Current portion of long term debt ................................        209,963          70,632
   Current portion of convertible debentures to related party .......           --           500,000
   Other current liabilities ........................................         78,363         207,305
                                                                        ------------    ------------

      Total current liabilities .....................................      8,361,029       4,683,624

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS, net of
      current portion ...............................................        913,045         862,752
CONVERTIBLE DEBENTURES ..............................................      6,263,126       6,339,276
CONVERTIBLE DEBENTURES TO RELATED PARTY .............................      8,000,000       7,500,000
DEFERRED RENT CONCESSIONS ...........................................      1,398,139       1,426,654
                                                                        ------------    ------------

      Total liabilities .............................................     24,935,339      20,812,306
                                                                        ------------    ------------

MINORITY INTEREST IN SUBSIDIARIES ...................................      6,372,276       6,606,127
                                                                        ------------    ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY (DEFICIT):

   PREFERRED STOCK, 25,000,000 shares authorized, $0.10 par value;
        Convertible Series B-1, 1,490,173 and 1,488,219 shares issued
           and outstanding ..........................................        149,017         148,822
   COMMON STOCK, 1,000,000,000 shares authorized, $0.01 par value;
        25,543,554 and 24,565,811 shares issued and outstanding .....        255,436         245,658
   Additional paid-in capital .......................................     28,670,582      27,925,052
   Accumulated deficit ..............................................    (28,326,286)    (23,796,038)
   Accumulated other comprehensive loss .............................        (45,634)         (5,755)
   Investment in Online International common stock, at cost .........     (2,545,286)     (2,545,286)
                                                                        ------------    ------------

         Total stockholders' equity (deficit) .......................     (1,842,171)      1,972,453
                                                                        ------------    ------------

         Total liabilities and stockholders' equity (deficit) .......   $ 29,465,444    $  9,390,886
                                                                        ============    ============

See accompanying notes to unaudited consolidated financial statements.

eVISION USA.COM, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                     Three months ended December 31,
                                                           2000           1999
                                                           ----           ----
REVENUE:

   Brokerage commissions ..........................   $ 1,160,939    $ 4,254,345
   Investment banking .............................       178,124        131,905
   Trading profits (losses), net ..................      (255,723)       449,142
   Other broker/dealer ............................       149,836        378,386
   Computer hardware and software operations ......       779,383      1,449,772
   Interest income, related party .................       790,906        356,625
   Interest income ................................       403,463        198,471
   Realized loss on securities ....................        (2,694)          --
   Professional fees, related party ...............        68,902           --
   Other ..........................................         2,301           --
                                                      -----------    -----------

                                                        3,275,437      7,218,646
                                                      -----------    -----------

COST OF SALES AND OPERATING EXPENSES:
   Broker/dealer commissions ......................       788,214      2,557,739
   Computer cost of sales .........................       417,665        875,592
   Interest expense on convertible debentures .....       217,073        242,907
   General and administrative .....................     4,791,967      4,261,258
   Research and development .......................        13,279           --
   Unrealized gain (loss) on sales of securities...       207,957         (2,274)
   Depreciation and amortization ..................       180,799        114,867
                                                      -----------    -----------

                                                        6,616,954      8,050,089
                                                      -----------    -----------

Operating loss ....................................    (3,341,517)      (831,443)
                                                      -----------    -----------

OTHER INCOME (EXPENSE):
   Interest income ................................        40,650         23,606
   Interest expense ...............................       (39,313)        (4,828)
   Interest expense to related party ..............      (215,862)      (212,111)
   Foreign currency transaction loss ..............          (613)          --
   Equity in loss of unconsolidated affiliate .....      (293,442)          --
   Other ..........................................       (53,246)        (5,286)
                                                      -----------    -----------
                                                         (561,286)      (198,619)

                                                      -----------    -----------

Loss before minority interest and income taxes ....    (3,903,343)    (1,030,062)

(Continued)

See accompanying notes to unaudited consolidated financial statements.

eVISION USA.COM, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS (CONTINUED)

                                                           Three months ended December 31,
                                                                2000            1999
                                                                ----            ----

Loss before minority interest and income taxes ........   $ (3,903,343)   $ (1,030,062)

Minority interest in loss .............................        221,248          21,004
                                                          ------------    ------------

Loss from continuing operations before income taxes ...     (3,682,095)     (1,009,058)
Income tax expense (benefit) ..........................       (282,320)        (23,935)
                                                          ------------    ------------

NET LOSS ..............................................     (3,964,415)       (985,123)

Preferred stock dividends .............................       (565,833)        (97,936)
                                                          ------------    ------------

NET LOSS APPLICABLE TO COMMON SHAREHOLDERS ............   $ (4,530,248)   $ (1,083,059)
                                                          ============    ============

Weighted average number of common shares outstanding...     25,147,011      20,472,390
                                                          ============    ============

Basic and diluted loss per common share ...............   $      (0.18)   $      (0.05)
                                                          ============    ============

See accompanying notes to unaudited consolidated financial statements.

eVISION USA.COM, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

                                                        Three months ended December 31,
                                                             2000           1999
                                                             ----           ----

NET LOSS ............................................   $(3,964,415)      (985,123)

Other comprehensive income (loss):
   Foreign currency translation .....................        (8,571)          --
   Unrealized gain (loss) on available-for-sale
      securities, net of income tax expense (benefit)
      of $(20,017) and $70,322 ......................       (31,308)       109,990
                                                        -----------    -----------

COMPREHENSIVE LOSS ..................................   $(4,004,294)      (875,133)
                                                        ===========    ===========

See accompanying notes to unaudited consolidated financial statements.

eVISION USA.COM, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OF STOCKHOLDERS' EQUITY (DEFICIT)

                                           Convertible
                                           Series B-1                    Additional
                                            Preferred       Common        Paid-in
                                              Stock          Stock        Capital
                                           ----------       ------       ----------

Balances at September 30, 2000 ........   $   148,822        245,658    27,925,052

Issuance of common stock for payment of
   interest ...........................          --            4,286       207,825

Issuance of common stock on conversion
   of Convertible Series B-1 Preferred
   Stock to shares of common stock ....        (5,182)         5,182          --

Issuance of common stock on exercise of
   options ............................          --              310         5,890

Preferred stock dividends .............         5,377           --         531,815

Other comprehensive income:
   Foreign currency translation .......          --             --            --
   Unrealized gain (loss) on
     available-for-sale securities ....          --             --            --

Net loss ..............................          --             --            --
                                          -----------    -----------   -----------

Balances at December 31, 2000 .........   $   149,017        255,436    28,670,582
                                          ===========    ===========   ===========

                                                           Accumulated    Investment
                                                              other       in Online
                                          Accumulated     comprehensive  International
                                            Deficit          Income         Stock          Total
                                          -----------      ------------  -------------     -----

Balances at September 30, 2000 ........   (23,796,038)        (5,755)    (2,545,286)     1,972,453

Issuance of common stock for payment of
   interest ...........................          --             --             --          212,111

Issuance of common stock on conversion
   of Convertible Series B-1 Preferred
   Stock to shares of common stock ....          --             --             --             --

Issuance of common stock on exercise of
   options ............................          --             --             --            6,200

Preferred stock dividends .............      (565,833)          --             --          (28,641)

Other comprehensive income:
   Foreign currency translation .......          --           (8,571)          --           (8,571)
   Unrealized gain (loss) on
     available-for-sale securities ....          --          (31,308)          --          (31,308)

Net loss ..............................    (3,964,415)          --             --       (3,964,415)
                                          -----------    -----------    -----------    -----------

Balances at December 31, 2000 .........   (28,326,286)       (45,634)    (2,545,286)    (1,842,171)
                                          ===========    ===========    ===========    ===========

See accompanying notes to unaudited consolidated financial statements.

eVISION USA.COM, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                       Three months ended December 31,
                                                                              2000           1999
                                                                              ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES:

NET LOSS .............................................................   $(3,964,415)      (985,123)

Adjustments to reconcile net loss to net cash used in operations:
   Allowance for bad debt ............................................       168,012           --
   Depreciation and amortization .....................................       183,666        114,867
   Amortization of deferred financing costs ..........................        26,920         33,170
   Amortization of deferred rent .....................................       (28,515)       (28,515)
   Accretion of discount on credit card accounts receivable ..........      (153,016)          --
   Accretion of original issue discount on convertible debentures ....         9,303         20,163
   Equity in loss of unconsolidated affiliate ........................       293,442           --
   Minority interest in loss .........................................      (221,248)       (21,004)
   Shares of common stock received for financing fees ................      (584,278)          --
   Payment of interest in exchange for common stock ..................       212,111        212,111
   Cashless exercise of stock options ................................          --          377,108
   Loss on disposal of assets ........................................        74,827           --

   Changes in operating assets and liabilities:
      Increase in credit card facilities receivable ..................    (3,039,059)          --
      Decrease (increase) in accounts receivable, trade ..............      (140,506)       376,954
      Decrease in accounts receivable, related party .................        27,669           --
      Increase in other receivables ..................................        (4,196)       (21,549)
      Increase in accrued interest receivable ........................      (117,428)      (203,483)
      Increase in accrued interest receivable, related ...............      (132,704)      (144,616)
      Decrease in securities owned, at market value ..................       613,317        331,032
      Increase in prepaid expenses and other assets ..................       (32,762)      (333,121)
      Decrease in deferred revenue ...................................       (19,380)          --
      Increase in accounts payable and accrued expenses ..............       881,281        535,743
      Decrease in payable to clearing organizations ..................      (107,100)    (1,308,546)
      Increase in accrued interest payable ...........................       180,783        198,950
      Decrease in other current liabilities ..........................      (137,473)       (57,836)
                                                                         -----------    -----------

      Net cash used in operating activities ..........................    (6,010,749)      (903,695)
                                                                         -----------    -----------

(Continued)

See accompanying notes to unaudited consolidated financial statements.

eVISION USA.COM, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                                                                     Three months ended December 31,
                                                                            2000            1999
                                                                            ----            ----
CASH FLOWS FROM INVESTING ACTIVITIES:

   Purchase of property, furniture and equipment ..................   $    (84,208)   $    (41,112)
   Proceeds from ESOP note payment ................................           --           350,000
   Cash acquired in acquisition ...................................      1,566,172            --
   Purchase of minority interest and convertible debentures .......        (98,056)           --
   Repayments on notes receivable .................................        720,000            --
   Repayments on credit card accounts receivable ..................      4,409,989            --
   Purchase of credit card accounts receivable ....................     (2,980,022)           --
   Increase in loan advances on short term notes receivable .......           --          (425,000)
   Increase in loan advances on notes receivable, related party ...           --        (1,000,000)
                                                                      ------------    ------------

   Net cash provided by (used in) investing activities ............      3,533,875      (1,116,112)
                                                                      ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:

   Proceeds from issuance of preferred stock, net of offering costs           --         3,453,365
   Proceeds from exercises of stock options .......................          6,200         103,832
   Principal payments on capital leases and long term debt ........        (16,018)        (10,609)
   Subscriptions for Convertible Series B-1 Preferred Stock .......           --           951,428
   Payment of cash dividends ......................................       (614,205)           --
                                                                      ------------    ------------

   Net cash provided by (used in) financing activities ............       (624,023)      4,498,016
                                                                      ------------    ------------

Effect of exchange rate on cash ...................................         (4,364)           --
                                                                      ------------    ------------

NET INCREASE (DECREASE) IN CASH AND CASH
      EQUIVALENTS .................................................     (3,105,261)      2,478,209

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ....................     11,232,720       7,593,772
                                                                      ------------    ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD ..........................   $  8,127,459    $ 10,071,981
                                                                      ============    ============

(Continued)

See accompanying notes to unaudited consolidated financial statements.

eVISION USA.COM, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                                                                       Three months ended December 31,
                                                                               2000        1999
                                                                               ----        ----

SUPPLEMENTAL DISCLOSURES:

   Cash payments for interest .........................................   $    25,904   $  4,828
                                                                          ===========   ========

   Cash payments for income taxes .....................................   $    53,712   $ 25,000
                                                                          ===========   ========

OTHER INVESTING AND FINANCING ACTIVITIES:

   Cashless exercise of stock options .................................   $      --     $377,108
                                                                          ===========   ========

   Common stock issued for interest ...................................   $   212,111   $212,111
                                                                          ===========   ========

   Common stock received in payment of account receivable, related
        party .........................................................   $   150,000   $   --
                                                                          ===========   ========

   Assets exchanged for ownership interest in unrelated broker/dealer..   $   870,468   $   --
                                                                          ===========   ========

   Assets acquired in acquisition of Global Med Technologies, Inc.
        on the exercise of warrants in exchange for repayment of
        debt, net of cash .............................................   $ 4,966,474   $   --
                                                                          ===========   ========

See accompanying notes to unaudited consolidated financial statements.

eVISION USA.COM, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited consolidated financial statements of eVision USA.Com, Inc. and subsidiaries (eVision or the Company) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, these financial statements reflect all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the results of operations and financial position for the interim periods presented.

The consolidated subsidiaries include all of the majority owned or controlled companies. All significant intercompany transactions have been eliminated.

The preparation of interim financial statements required management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

These interim financial statements should be read in conjunction with the Annual Report on Form 10-K for the year ended September 30, 2000. Operating results for the three months ended December 31, 2000, are not necessarily indicative of the results that may be expected for the year ending September 30, 2001. Certain reclassifications have been made to prior period’s consolidated financial statements to conform to current period presentation.

NOTE 2. ORGANIZATION

eVision USA.Com, Inc. is a holding company that was incorporated under the laws of the state of Colorado on September 14, 1988. eVision USA.Com, Inc. and its subsidiaries are referred to collectively as eVision or the Company. As of March 31, 2001, eVision’s consolidated subsidiaries include companies that:

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

eVISION USA.COM, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Certain of the lending arrangements eBanker has entered into were identified, and terms were established, by Mr. Chan. Online International participated in certain of these lending arrangements. Additionally, certain of these arrangements are with related parties.

As a result of these transactions and relationships, the financial condition and results of operations of eVision may not necessarily be indicative of those that would have resulted if eVision and Online International were unaffiliated.

American Fronteer Financial Corporation

American Fronteer Financial Corporation (American Fronteer or AFFC) was registered as a broker/dealer with the Securities and Exchange Commission (Commission), was a member of the National Association of Securities Dealers (NASD) and the Boston Stock Exchange, an associate member of the American Stock Exchange, and registered as a securities broker/dealer in all 50 states. American Fronteer was a member of the Securities Investor Protection Corporation (SIPC) and other regulatory and trade organizations. American Fronteer was licensed to sell insurance products in certain states. Subsequent to September 30, 2000, in connection with the transaction discussed below, American Fronteer filed Form BDW to withdraw its registration as a broker/dealer with the Commission and terminated its other memberships related to its broker/dealer operations. American Fronteer’s business consisted of providing retail securities brokerage and investment services, trading fixed income and equity securities, providing investment banking services to corporate and municipal clients, managing and participating in underwriting corporate and municipal securities, and selling a range of professionally managed mutual funds and insurance products.

eVISION USA.COM, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

On December 19, 2000, eVision acquired 24.9% of the outstanding common stock of Auerbach, Pollak and Richardson, Inc. (APR), a broker/dealer in securities, and an option to purchase an additional 15.1% of the outstanding common stock of APR for one dollar in exchange for certain assets of American Fronteer, as discussed below. This option was exercised on February 27, 2001. eVision has the option to nominate two members to the board of directors of APR. The investment in APR is accounted for under the equity method of accounting. Under the equity method, eVision reports its share of the net income or loss of APR on one line item in the financial statements. Because the transaction was an exchange of ownership interests in securities broker/dealers, the operations of American Fronteer have not been reflected as discontinued operations.

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

In conjunction with the APR transaction, it was determined by management that three American Fronteer branch offices would not be used for further operating purposes. The Company estimates that the discounted present value of future lease payments on these offices to be approximately $600,000, which potentially may be offset by sublease income or the ability to terminate the lease agreement. This approximate amount was taken as a charge to the statement of operations during the three months ended December 31, 2000.

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

eVISION USA.COM, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Global Med developed SAFETRACE® and SAFETRACE TX™. SAFETRACE® is a transfusion management information system that is designed to be used by hospitals and centralized transfusion centers to help insure the quality of blood transfused into patient-recipients. SAFETRACE TX™ provides electronic cross-matching capabilities to help insure blood compatibility with patient-recipients and will track, inventory, bill and document all activities with blood products from the time blood products are received in inventory to the time the blood products are used or returned to blood centers. SAFETRACE TX™ complements SAFETRACE® as the combined SAFETRACE TX™ and SAFETRACE® software system integrates hospitals with blood centers and provides a “vein-to-vein”™ tracking of the blood supply. The FDA requires all blood tracking application software vendors to submit a 510(k) application for review. The application process for FDA review and compliance with FDA guidelines relates to computer software products regulated as medical devices. In April 1997, SAFETRACE® received FDA 510(k) clearance. SAFETRACE TX™ received FDA 510(k) clearance in January 1999.

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

As of September 30, 2000, the Company owned a total of 1,815,907 shares of common stock of Global Med. As of September 30, 2000, eVision’s ownership represented 13.45% of the total outstanding shares of Global Med common stock. In November 2000, eBanker acquired an additional 8,697,600 shares of common stock of Global Med in connection with the refinancing of the financing agreements discussed below. As a result of these transactions, eBanker gained control of Global Med and Global Med is reflected in eVision’s consolidated financial statements as a consolidated subsidiary of eBanker effective November 20, 2000.

At September 30, 2000, a total of $5,400,000 was outstanding under three separate financing agreements between eBanker and Global Med and there were no remaining amounts available under the commitments.

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

eVISION USA.COM, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Global Online Funds, Inc.

As of September 30, 2000, Global Online’s consolidated assets consisted primarily of 123,294,000 shares of common stock and warrants to purchase 24,416,800 shares of common stock of Online International. The warrants subsequently expired. Because of the reacquisition, uncertainty regarding their ultimate disposition and current accounting practices regarding investments in stock of a parent company by a subsidiary, the investment in the equity instruments (common stock and common stock warrants) of Online International is reflected in the financial statements at December 31, 2000 and September 30, 2000 as a contra-equity account at their cost of $2,545,286, in a manner similar to treasury stock.

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

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3. RISKS AND UNCERTAINTIES

At December 31, 2000 and September 30, 2000, eBanker had outstanding loan receivable balances of $3,828,700 and $5,400,000, respectively, from Global Med. Global Med designs, develops, markets and supports information management software products for blood banks, hospitals, centralized transfusion centers and other healthcare related facilities. Global Med currently has customers and recognizes revenues from its proprietary products. However, the number of customers and levels of revenue have not been sufficient for Global Med to attain profitable operations. Global Med has incurred significant cumulative operating losses. Additionally, Global Med currently has an accumulated shareholders’ deficit. The ultimate success of Global Med is dependent upon a number of factors such as increasing market acceptance of its products, the addition of significant new customers and maintaining effective cost controls, none of which is assured.

At December 31, 2000 and September 30, 2000, the Company had a significant equity investment in Global Med and held warrants to purchase common stock, some of which were exercised in November 2000 and enabled eBanker to take control of Global Med. Management believes that its investments in loans, accrued interest and equity instruments of Global Med are recoverable and that, based on the estimated fair value of these investments, no impairment currently exists. However, the ultimate realizability of these investments is dependent upon Global Med attaining profitable operations, obtaining alternative financing arrangements or being sold for a price which would allow the Company to recover its investment, none of which is assured.

NOTE 4. CREDIT CARD FACILITIES RECEIVABLE

During the three months ended December 31, 2000, eBanker and OCCL entered into agreements to lend a total of approximately $6,600,000 to four unaffiliated Hong Kong companies through credit card facilities. eBanker and OCCL share in the loans generally at the rate of 50% each and eBanker’s share of the facilities was $3,289,987. The credit card facilities bear interest at the rate of 3% per month and will be administered by OCCL. In exchange for OCCL’s administration of the facilities, legal documentation and due diligence, eBanker will pay OCCL 10% per annum on eBanker’s share of the outstanding balances. eBanker’s share of the balance outstanding as of December 31, 2000 was $3,039,059. Subsequent to December 31, 2000, additional agreements were entered into of which eBanker’s share of $4,800,000 has been fully funded.

NOTE 5. CREDIT CARD ACCOUNTS RECEIVABLE

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

eVISION USA.COM, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

For the three months ended December 31, 2000, after payment of the fees related to processing collections of approximately $160,000, eBanker recognized interest income of approximately $94,047 plus the discount accretion of $153,016, for a total of $247,063. As of December 31, 2000, the credit card accounts receivable balance, net of unamortized discount of $439,681 and allowance for doubtful accounts of $415,147, was $904,131. As of September 30, 2000, the credit card accounts receivable balance, net of unamortized discount of $592,697 and allowance for doubtful accounts of $537,840, was $2,296,398.

NOTE 6. CONVERTIBLE DEBENTURES, RELATED PARTY

At September 30, 2000, the current portion of the convertible debentures of $500,000 was due March 2001. On January 17, 2001, Online Credit agreed to extend the $500,000 due March 2001 until March 2002 in consideration of a fee of one percent, or $5,000.

The quarterly interest payments on the convertible debentures purchased pursuant to the convertible debenture agreement are currently being made in shares of the Company’s common stock. During the three months ended December 31, 2000, 428,583 shares of common stock of the Company were issued to pay Online Credit interest of $212,111 through September 30, 2000. Online Credit has agreed to allow eVision to pay interest on these convertible debentures in cash or in shares of eVision common stock, at eVision’s option, until April 1, 2002.

NOTE 7. STOCKHOLDERS’ EQUITY

During the three months ended December 31, 2000, the Company granted options to employees to purchase 1,400,000 shares of the Company’s common stock at a price of $0.50 per share. The options vest over a period of three years and are exercisable for a period of ten years. During the three months ended December 31, 2000, options to purchase 767,665 shares of common stock of the Company were canceled.

eVISION USA.COM, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8. COMMITMENTS AND CONTINGENCIES

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

NOTE 9. SEGMENT DISCLOSURE

eVision’s segments are managed separately based on the fundamentally different products and services offered by the various eVision subsidiaries. The AFFC division was the securities broker/dealer. The eServices division includes the following investments or subsidiaries providing computer related products and services: Q6 Technologies, Secutron and MidRange, Corporate Net Solutions, Skyhub, PhoneBox Asia and eBiz Web Solutions. eBanker, excluding Global Med, is considered a segment due to the nature of its ownership and operations. The eMedical segment includes Global Med. Included in the Others segment are eVision, eVision Corporate Services, Global Online Funds, Global Growth, eVision China and OLBroker. These subsidiaries include investing activities and the provision of accounting, legal, administrative and back office support for the other subsidiaries and other entities as well.

eVISION USA.COM, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                                                    For the Three Months Ended December 31, 2000

Consolidated                         AFFC      eServices     eBanker      eMedical      Others     Eliminations     Total
------------                         ----      ---------     -------      --------      ------     ------------     -----
Revenue from
   unaffiliated customers ....  $ 1,234,683      185,077    1,171,710      627,138       56,829          --       3,275,437
Intersegment revenue .........         --         38,129      148,466         --        365,890      (552,485)         --
                                -----------  -----------  -----------  -----------  -----------   -----------   -----------
Total revenue ................  $ 1,234,683      223,206    1,320,176      627,138      422,719      (552,485)    3,275,437
                                ===========  ===========  ===========  ===========  ===========   ===========   ===========

Operating income (loss) ......  $(2,410,791)    (812,969)     572,757     (290,466)    (334,110)      (65,938)   (3,341,517)
Other income (expense), net ..      (53,932)      (6,425)    (256,458)    (113,534)    (262,045)      130,568      (561,826)
                                -----------  -----------  -----------  -----------  -----------   -----------   -----------
Income (loss) from
  operations before
  minority interest
  and income taxes ...........  $(2,464,723)    (819,394)     316,299     (404,000)    (596,155)       64,630    (3,903,343)
                                ===========  ===========  ===========  ===========  ===========   ===========   ===========
Depreciation and
   amortization ..............  $    98,701       69,768         --           --         12,330          --         180,799
                                ===========  ===========  ===========  ===========  ===========   ===========   ===========

Capital expenditures .........  $     2,151       79,057         --           --          3,000          --          84,208
                                ===========  ===========  ===========  ===========  ===========   ===========   ===========
Identifiable assets as of
   December 31, 2000 .........  $ 2,440,187    1,017,809   16,427,736    4,333,607    4,481,271       764,834    29,465,444
                                ===========  ===========  ===========  ===========  ===========   ===========   ===========

                                                    For the Three Months Ended December 31, 1999

Consolidated .................      AFFC       eServices      eBanker     Others     Eliminations    Total
                                    ----       ---------      -------     ------     ------------    -----
Revenue from
   unaffiliated customers ....  $ 5,213,778    1,449,772      239,990      315,106         --       7,218,646
Intersegment revenue .........         --         50,561      109,460      272,745     (432,766)         --
                                -----------  -----------  -----------  -----------  -----------   -----------
Total revenue ................  $ 5,213,778    1,500,333      349,450      587,851     (432,766)    7,218,646
                                ===========  ===========  ===========  ===========  ===========   ===========

Operating loss ...............  $  (417,758)     (19,054)     (61,454)    (223,717)    (109,460)     (831,443)
Other income (expense), net ..       13,622       (3,634)        --       (318,067)     109,460      (198,619)
                                -----------  -----------  -----------  -----------  -----------   -----------
Loss from operations
 before minority interest
 and income taxes ............  $  (404,136)     (22,688)     (61,454)    (541,784)        --      (1,030,062)
                                ===========  ===========  ===========  ===========  ===========   ===========
Depreciation and
     amortization ............  $    98,233       14,183         --          2,451         --         114,867
                                ===========  ===========  ===========  ===========  ===========   ===========

Capital expenditures .........  $    41,112         --           --           --           --          41,112
                                ===========  ===========  ===========  ===========  ===========   ===========
Identifiable assets as of
   December 31, 1999 .........  $ 5,764,252      938,797   15,917,534    5,271,354         --      27,891,937
                                ===========  ===========  ===========  ===========  ===========   ===========

eVISION USA.COM, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following is a summary of information regarding the Company’s continuing operations by geographical area for each of the three months ended:

                                                December 31,
                                           --------------------
                                           2000            1999
                                           ----            ----
                Revenue:
                 United States       $  3,090,361       7,218,646
                 Canada                    32,831            --
                 Asia                     152,245            --
                                     ------------    ------------

                                     $  3,275,437       7,218,646
                                     ============    ============

              Operating loss:
                 United States       $ (2,875,249)       (831,443)
                 Canada                  (214,261)           --
                 Asia                    (252,007)           --
                                     ------------    ------------

                                     $ (3,341,517)       (831,443)
                                     ============    ============

              Identifiable assets:
                 United States       $ 27,036,062      27,891,937
                 Canada                 1,953,155            --
                 Asia                     476,227            --
                                     ------------    ------------

                                     $ 29,465,444      27,891,937
                                     ============    ============

NOTE 10. OTHER SUBSEQUENT EVENTS

On April 5, 2001, eBanker entered into a loan agreement with a previously unaffiliated entity for $500,000, bearing interest at a rate of 12% per annum, payable quarterly for a term of 36 months. The loan is secured by certain assets of the entity including, but not limited to, the current and future intellectual property (trademarks, software, copyrights, technology, licenses, and patented technology), marketable securities and stock of the entity that is not owned by the entity itself. eBanker received a commitment fee equal to 10% of the entity’s common stock. Two of the entity’s principals are members of the board of directors of eVision.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Revenue

Revenue for the three months ended December 31, 2000 was $3,275,437, a decrease of $3,943,209 or 55% from the $7,218,646 for the three months ended December 31, 1999. The decrease is primarily the result of decreased revenue from brokerage commissions of $3,093,406; decreased trading profits of $704,865; decreased computer hardware and software operations of $670,389; partially offset by an increase in interest income from related parties of $434,281.

The primary reasons for the decrease in brokerage commissions of $3,093,406 and the decrease in trading profits of $704,865 were the transaction with APR and general market conditions during the three months ended December 31, 2000. On December 19, 2000, American Fronteer transferred certain net assets to APR and ceased to account for the operations of American Fronteer. American Fronteer’s interest in the operations of APR is reflected as equity in loss of unconsolidated affiliate subsequent to December 19, 2000.

During the three months ended December 31, 2000, computer hardware and software operations consisted of the activities of Skyhub and Global Med. Included in computer hardware and software operations for the three months ended December 31, 1999 were the operations of Secutron Corp. and its wholly owned subsidiary, MidRange Solutions Corp., (collectively, Secutron). The businesses of Secutron ceased during the fiscal year ended September 30, 2000. Secutron was included in the eServices business segment but Global Med is included in the eMedical business segment.

Interest income, related parties of $790,906 primarily relates to 697,600 shares of Global Med common stock received by eVision for fees related to financing agreements prior to the date eBanker gained control of Global Med, which was on November 20, 2000. As of September 30, 1999, the Employee Stock Ownership Plan of eVision had a note payable to eVision that was secured by shares of eVision common stock. During the three months ended December 31, 1999, the loan amount of $350,000 plus interest of $212,007 was paid in full. The total amount of interest was recognized in the three months ended December 31, 1999 as interest income, related parties.

Cost of Sales and Operating Expenses

Cost of sales and operating expenses decreased from $8,050,089 for the three months ended December 31, 1999 to $6,616,954 for the three months ended December 31, 2000. This decrease of $1,433,135, or 18%, primarily is due to reduced brokerage commissions of $1,769,525; reduced computer cost of sales of $457,927; partially offset by increased general and administrative expenses of $530,709 and increased unrealized losses on the sales of securities of $210,231.

Computer hardware and software costs decreased 52%, or $457,927, for the three months ended December 31, 1999. The decrease primarily correlates to the decrease in sales. Sales decreased in the three months ended December 31, 2000 primarily because the businesses of Secutron ceased during the fiscal year ended September 30, 2000.

General and administrative expenses increased $530,709, or 12%, for the three months ended December 31, 2000 from the three months ended December 31, 1999 primarily due to the transfer of certain net assets of American Fronteer as of December 19, 2000 which resulted in decreases to general and administrative expense and the consolidation of Global Med as of November 20, 2000 which resulted in increases to general and administrative expense. In addition, the Company was involved in a significant lawsuit that resulted in more than customary legal and accounting and auditing fees of approximately $300,000 for the three month period ended December 31, 2000.

In addition, during the three months ended December 31, 1999, 603,373 shares of common stock were issued in a cashless exercise of options to purchase 840,000 shares of common stock resulting in stock-based compensation general and administrative expense of $377,108.

Research and development costs of $13,279 for the three months ended December 31, 2000 were incurred by Global Med for its software products.

Other Income (Expense)

The equity in the loss of the unconsolidated affiliates relates to eVision’s share of the loss sustained by APR during the period December 20, 2000 through December 31, 2000 and the losses of Global Med for the period October 1, 2000 through November 19, 2000, prior to consolidation.

Liquidity and Capital Resources

As of December 31, 2000, eVision had $8,127,459 of cash and cash equivalents and $7,782,183 of working capital. Its current ratio was 1.93:1. Cash flows used in operating activities during the three months ended December 31, 2000, totaled $6,010,749 consisting, in large part, of the increases in eBanker’s credit card facilities. Cash flows provided by investing activities during the three months were $3,533,875, and consisted primarily of the repayments on the credit card accounts receivable of $4,409,989, the cash acquired in the acquisition of Global Med of $1,566,172, net of the payment for the purchase of the credit card accounts receivable of $2,980,022. Cash flows used in financing activities during the three months totaled of $624,023, which consisted primarily of the cash dividend payment on eVision’s Convertible Series B-1 Preferred Stock.

The Company previously sold Online Credit a ten year $4,000,000 10% Convertible Debenture that is convertible into shares of common stock and an option to purchase a ten year $11,000,000 12%, as amended, Convertible Debenture that is convertible into shares of common stock of eVision. Online Credit has purchased a total of $8,000,000 in convertible debentures to date. The option to purchase the $11,000,000 12% Convertible Debenture has $7,000,000 available remaining under option. The accrued interest of $212,111 on the convertible debentures as of September 30, 2000 was paid by the issuance of 428,583 shares of eVision’s common stock during the three months ended December 31, 2000. The principal is due in December 2007, except for one installment of $500,000 that is due March 2002. Online Credit has agreed to allow eVision to pay interest on these convertible debentures in cash or in shares of eVision common stock, at eVision’s option, until April 1, 2002.

A good portion of eVision’s assets are highly liquid, consisting mainly of assets that are readily convertible into cash. Management believes that eVision’s cash and liquid investments on hand, the possibility of additional purchases of convertible debentures by Online Credit and its spot financing agreement with eBanker will be sufficient to fund its operations, debt service, expected capital costs and other liquidity requirements for the foreseeable future.

On April 5, 2001, eBanker entered into a loan agreement with a previously unaffiliated entity for $500,000, bearing interest at a rate of 12% per annum, payable quarterly for a term of 36 months. The loan is secured by certain assets of the entity including, but not limited to, the current and future intellectual property (trademarks, software, copyrights, technology, licenses, and patented technology), marketable securities and stock of the entity that is not owned by the entity itself. eBanker received a commitment fee equal to 10% of the entity’s common stock. Two of the entity’s principals, Robert Jeffers, Jr. and Jeffrey M. Busch, are members of the board of directors of eVision.

Inflation

The effect of inflation on the Company’s operations is not material and is not anticipated to have any material effect in the future.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The table below provides a comparison of the carrying amount to the fair value of the securities owned by eVision that are classified as trading and available-for-sale securities and the instruments which have associated interest rate risk.

                                                  December 31, 2000              September 30, 2000
                                             Fair Value   Carrying Value    Fair Value    Carrying Value
                                             ----------   --------------    ----------    --------------
Foreign Exchange Rate Risk:
   Equity securities                       $   232,036        232,036        476,897        476,897
   Credit card receivable, net(2)            1,472,740        904,131      3,053,412      2,296,398
   Credit card facilities receivable(2)      3,039,059      3,039,059           --             --

Equity Price Risk:
   Equity securities, trading(1)               878,763        878,763      1,361,368      1,361,368
   Equity securities(2)                        192,596        192,596        243,922        243,922

Credit Risk:(2)
   Credit card receivable, net               1,472,740        904,131      3,053,412      2,296,398
   Credit card facilities receivable         3,039,059      3,039,059           --             --
   Notes receivable                            280,000        280,000      1,000,000      1,000,000
   Notes receivable, related party                --             --        5,400,000      5,400,000

Interest Rate Risk:(2)
   Convertible debentures                   (6,263,126)    (6,263,126)    (6,339,276)    (6,339,276)
   Convertible debentures, related party    (8,000,000)    (8,000,000)    (8,000,000)    (8,000,000)
   Notes receivable                            280,000        280,000      1,000,000      1,000,000
   Notes receivable, related party                --             --        5,400,000      5,400,000
(1) Includes the equity securities of the foreign corporations reported above under foreign exchange rate risk. These have been classified as trading securities.

(2) All items in these categories of risk are classified as other than trading securities.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

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

ITEM 2. CHANGES IN SECURITIES

(c) Recent Sales of Unregistered Securities

The Company previously sold Online Credit a ten year $4,000,000 10% Convertible Debenture that is convertible into shares of common stock of the Company and an option to purchase an $11,000,000 12% Convertible Debenture that is convertible into shares of common stock of the Company. As of December 31, 1998, Online Credit had purchased a total of $8,000,000 in convertible debentures. The interest on the convertible debentures that was accrued for the three months ended September 30, 2000 was paid with 428,583 shares of common stock of the Company during the three months ended December 31, 2000.

The issuance of shares for interest was made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended (1933 Act). The purchaser had access to full information concerning the Company and represented that it purchased the shares for the purchaser’s own account and not for the purpose of distribution. The shares contain a restrictive legend advising that the securities represented by the shares may not be offered for sale, sold or otherwise transferred without having first been registered under the 1933 Act or pursuant to an exemption from registration under the 1933 Act. No underwriters were involved in the transaction.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(b) Reports on Form 8-K:

A Current Report on Form 8-K dated December 13, 2000, was filed on December 14, 2000, to report under Item 9 information relating to a press release regarding the exchange of certain assets of American Fronteer for an ownership interest in a then unrelated securities broker/dealer.

A Current Report on Form 8-K dated December 19, 2000, was filed on January 3, 2001, to report under Item 2 information relating to the exchange of certain assets of American Fronteer for an ownership interest in a then unrelated securities broker/dealer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                                                                                  eVISION USA.COM, INC.
                                                                                                                  a Colorado Corporation

Dated: April 16, 2001                                                                              By: /s/ Tony T. W. Chan
                                                                                                                                Tony T.W. Chan, Chief Operating Officer

                                                                                                                    By: /s/ Gary L. Cook
                                                                                                                                  Gary L. Cook, Secretary, Treasurer
                                                                                                                                 and Chief Financial Officer