Form 10-Q
period 2001-03-31
EVISION USA COM INC
filed 2001-05-21
CIK 844780

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

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
                                 incorporation or organization)

1888 Sherman Street, Denver, CO 80203
(Address of principal executive offices)

(303) 894-7971
(Registrant's telephone number, including area code)

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [  ] No [X]   Although the quarterly reports have been filed, they have not been reviewed by independent auditors.

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: The registrant had 26,972,489 shares of its $.01 par value common stock outstanding as of March 31, 2001.

eVISION USA.COM, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

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

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements                                                Page No.

         a.   Unaudited Consolidated Balance Sheets as of March 31, 2001
                  and September 30, 2000........................................... 3

         b.   Unaudited Consolidated Statements of Operations for the six months and three months ended March 31, 2001 and 2000................... 5

         c.   Unaudited Consolidated Statements of Comprehensive Income (Loss) for
                  the six months and three months ended March 31, 2001 and 2000.... 6

         d.   Unaudited Consolidated Statement of Stockholders' Equity (Deficit) for
                  the six months ended March 31, 2001.............................. 7

         e.   Unaudited Consolidated Statements of Cash Flows for the six months ended March 31, 2001 and 2000.................................... 8

         f.   Notes to Unaudited Consolidated Financial Statements................. 11

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         of Operations  ........................................................... 22

Item 3.  Quantitative and Qualitative Disclosures about Market Risk................ 27

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings......................................................... 27

Item 2.  Changes in Securities..................................................... 28

Item 6.  Exhibits and Reports on Form 8-K

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

eVISION USA.COM, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED BALANCE SHEETS

                                                                       March 31,    September 30,
ASSETS                                                                    2001         2000
                                                                       --------     ------------
CURRENT ASSETS:
   Cash and cash equivalents .....................................   $ 5,300,292   $11,232,720
   Credit card facilities receivable, net ........................     4,328,648          --
   Credit card accounts receivable, net ..........................       304,690     2,296,398
   Accounts receivable, trade, net of allowance for
       uncollectible accounts of $94,795 and $37,521, respectively       936,357        57,405
   Other receivables, net ........................................       144,824       182,743
   Account receivable, related party .............................       733,497       753,151
   Accrued interest receivable ...................................       266,977        90,000
   Accrued interest receivable, related party ....................        17,415       365,419
   Accrued revenues, net of allowance for uncollectible
       accounts of $15,000 at March 31, 2001 .....................       293,406          --
   Securities owned, at market value .............................       823,820     1,546,919
   Notes receivable, net .........................................          --       1,000,000
   Investments, available-for-sale, at market value ..............       220,110       243,922
   Other assets ..................................................       294,495       233,744
                                                                     -----------   -----------
      Total current assets .......................................    13,664,531    18,002,421

PROPERTY, FURNITURE AND EQUIPMENT, net ...........................     2,990,958     3,205,809
NOTES RECEIVABLE, RELATED PARTY ..................................          --       5,400,000
FINANCING COSTS, net of accumulated amortization
    of $288,333 and $234,493 .....................................       737,541       791,381
CAPITALIZED SOFTWARE DEVELOPMENT COSTS,
    net of accumulated amortization of $1,976,332 at
     March 31, 2001 ..............................................     1,043,631          --
GOODWILL .........................................................     6,243,751          --
OTHER LONG-TERM ASSETS ...........................................       749,489     1,991,275
                                                                     -----------   -----------
      Total assets ...............................................   $25,429,901   $29,390,886
                                                                     ===========   ===========

See accompanying notes to unaudited consolidated financial statements.

eVISION USA.COM, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED BALANCE SHEETS (CONTINUED)

                                                                           March 31,      September 30,
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                               2001             2000
                                                                           ---------      ------------
CURRENT LIABILITIES:
   Accounts payable and accrued expenses ............................   $  4,821,276       2,182,219
   Payable to clearing organization .................................        249,398         305,866
   Accrued dividends payable ........................................        924,414         962,934
   Accrued interest payable .........................................        121,633         123,300
   Accrued interest payable to related party ........................        424,222         212,111
   Deferred revenue .................................................      2,194,659         119,257
   Current portion of long term debt and capital lease obligations ..        215,311          70,632
   Current portion of convertible debentures to related party .......        500,000         500,000
   Other current liabilities ........................................        104,625         207,305
                                                                        ------------    ------------
      Total current liabilities .....................................      9,555,538       4,683,624

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS, net of
        current portion .............................................        817,705         862,752
CONVERTIBLE DEBENTURES ..............................................      6,273,165       6,339,276
CONVERTIBLE DEBENTURES TO RELATED PARTY .............................      7,500,000       7,500,000
DEFERRED RENT CONCESSIONS ...........................................      1,369,624       1,426,654
                                                                        ------------    ------------
      Total liabilities .............................................     25,516,032      20,812,306
                                                                        ------------    ------------

MINORITY INTEREST IN SUBSIDIARIES ...................................      5,587,901       6,606,127

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT):
   PREFERRED STOCK, 25,000,000 shares authorized, $0.10 par value;
        Convertible Series B-1, 1,473,207 and 1,488,219 shares issued
           and outstanding ..........................................        147,321         148,822
   COMMON STOCK, 1,000,000,000 shares authorized, $0.01 par value;
         25,787,280 and 24,565,811 shares issued and outstanding ....        257,873         245,658
   Additional paid-in capital .......................................     28,744,282      27,925,052
   Accumulated deficit ..............................................    (32,368,290)    (23,796,038)
   Accumulated other comprehensive loss .............................         (2,738)         (5,755)
   Investment in Online International common stock, at cost .........     (2,452,480)     (2,545,286)
                                                                        ------------    ------------
Total stockholders' equity (deficit) ................................     (5,674,032)      1,972,453

Total liabilities and stockholders' equity (deficit) ................   $ 25,429,901    $ 29,390,886
                                                                        ============    ============

See accompanying notes to unaudited consolidated financial statements.

eVISION USA.COM, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                            Six months ended March 31,      Three months ended March 31,
                                                              2001           2000             2001           2000
                                                              ----           ----             ----           ----
REVENUE:
   Brokerage commissions ............................   $  1,161,384      11,690,151             445       7,435,806
   Investment banking ...............................        178,124         527,867            --           395,962
   Trading profits, net .............................       (407,719)      4,932,771        (149,302)      4,483,629
   Other broker/dealer ..............................        148,414         782,762          (1,422)        404,376
   Computer hardware and software operations ........      2,127,428       1,602,745       1,348,045         152,973
   Interest income ..................................        998,141         658,240         594,678         459,769
   Interest income, related party ...................        829,598         509,325          38,692         152,700
   Professional fees, related party .................         77,954            --             9,052            --
   Realized gains on sales of investment securities .           --           356,492            --           356,492
   Other ............................................          2,331          51,468              30          51,468
                                                        ------------    ------------    ------------    ------------
                                                           5,115,655      21,111,821       1,840,218      13,893,175
                                                        ------------    ------------    ------------    ------------
COST OF SALES AND OPERATING EXPENSES:
   Broker/dealer commissions ........................        785,614       7,258,450          (2,600)      4,700,711
   Computer hardware and software cost of sales .....      1,089,250         967,643         671,585          92,051
   Interest expense on convertible debentures .......        433,356         486,712         216,283         243,805
   Unrealized loss on securities ....................        241,843          14,018          33,886          16,292
   General and administrative .......................      8,402,615       9,754,333       3,610,648       5,493,075
   Research and development .........................        237,967            --           224,688            --
   Depreciation and amortization ....................        671,678         229,460         490,879         114,593
                                                        ------------    ------------    ------------    ------------
                                                          11,862,323      18,710,616       5,245,369      10,660,527
                                                        ------------    ------------    ------------    ------------
     Operating income (loss) ........................     (6,746,668)      2,401,205      (3,405,151)      3,232,648
                                                        ------------    ------------    ------------    ------------
OTHER INCOME (EXPENSE):
     Interest income ................................         58,808         139,015          18,158         115,409
     Interest expense ...............................        (89,629)        (16,872)        (50,316)        (12,044)
     Interest expense to related party ..............       (434,017)       (420,140)       (218,155)       (208,029)
     Foreign currency transaction gain (loss) .......          1,590          (2,282)          2,203          (2,282)
     Equity in loss of unconsolidated affiliates ....       (875,585)           --          (582,143)           --
     Other ..........................................        (30,156)         79,624          23,090          84,910
                                                        ------------    ------------    ------------    ------------
     Total other income (expense) ...................     (1,368,989)       (220,655)       (807,163)        (22,036)
                                                        ------------    ------------    ------------    ------------

Income (loss) before minority interest
     and income taxes ...............................     (8,115,657)      2,180,550      (4,212,314)      3,210,612
Minority interest in (earnings) loss ................        993,747        (663,691)        772,499        (684,695)
                                                        ------------    ------------    ------------    ------------
Income (loss) before income taxes ...................     (7,121,910)      1,516,859      (3,439,815)      2,525,917
Income tax expense ..................................        337,465         616,966          55,145         640,901
                                                        ------------    ------------    ------------    ------------
Net income (loss) ...................................     (7,459,375)        899,893      (3,494,960)      1,885,016
                                                        ------------    ------------    ------------    ------------
Preferred dividends .................................      1,112,877         601,872         547,044         503,936
                                                        ------------    ------------    ------------    ------------
Net income (loss) attributable to common shareholders   $ (8,572,252)        298,021      (4,042,004)      1,381,080
                                                        ============    ============    ============    ============
Basic and diluted earnings (loss) per common share:
   Basic earnings (loss) per share ..................   $      (0.34)           0.01           (0.16)           0.06
                                                        ============    ============    ============    ============
   Diluted earnings (loss) per share ................   $      (0.34)           0.01           (0.16)           0.03
                                                        ============    ============    ============    ============

See accompanying notes to unaudited consolidated financial statements.

eVISION USA.COM, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

                                                     Six months ended  March 31,   Three months ended  March 31,
                                                         2001            2000          2001           2000
                                                         ----            ----          ----           ----

NET INCOME (LOSS) ................................   $(7,459,375)   $   899,893    $(3,494,960)   $ 1,885,016

Other comprehensive income (loss):
     Reclassification adjustment for gains arising
          during the period, net of tax benefit of
          $158,517 and $228,839 ..................          --         (247,937)          --         (357,927)
     Foreign currency translation ................        17,542            (56)        26,113            (56)
     Unrealized loss on available-for-sale
         securities, net of tax expense (benefit)
         of $(9,287), $(28,661), $10,730
         and $(28,661) ...........................       (14,525)       (44,828)        16,783        (44,828)
                                                     -----------    -----------    -----------    -----------
COMPREHENSIVE INCOME (LOSS) ......................   $(7,456,358)   $   607,072    $(3,452,064)   $ 1,482,205
                                                     ===========    ===========    ===========    ===========

See accompanying notes to unaudited consolidated financial statements.

eVISION USA.COM, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

                                         Convertible
                                         Series B-1                      Additional
                                          Preferred          Common       Paid-in      Accumulated
                                            Stock             Stock       Capital        Deficit
                                         -----------         ------      ----------    -----------
Balances at September 30, 2000 .....   $    148,822    $    245,658   $ 27,925,052   $(23,796,038)

Issuance of common stock for
    payment of interest ............           --             4,286        207,825           --
Issuance of common stock on
    conversion of Convertible
    Series B-1 Preferred Stock to
    shares of common stock .........         (6,878)          6,878           --             --
Issuance of common stock on exercise
    of options .....................           --             1,051         19,963           --
Amortized portion of fair value
    of warrant extension ...........           --              --           59,627           --
Preferred stock dividends ..........          5,377            --          531,815     (1,112,877)
Other comprehensive income:
   Foreign currency translation ....           --              --             --             --
   Unrealized loss on
   available-for-sale securities ...           --              --             --             --
Expiration of warrants held as
   investment in parent company ....           --              --             --             --

Net loss ...........................           --              --             --       (7,459,375)
                                       ------------    ------------   ------------   ------------
Balances at March 31, 2001 .........   $    147,321    $    257,873   $ 28,744,282   $(32,368,290)
                                       ============   ============   ============    ============

                                         Accumulated        Investment
                                             Other          in Online
                                         Comprehensive     International
                                         Income (Loss)        Stock           Total
                                         -------------     ------------       -----

Balances at September 30, 2000 .....     $     (5,755)   $ (2,545,286)   $  1,972,453
Issuance of common stock for
    payment of interest ............             --              --           212,111
Issuance of common stock on
    conversion of Convertible
    Series B-1 Preferred Stock to
    shares of common stock .........             --              --              --
Issuance of common stock on exercise
    of options .....................             --              --            21,014
Amortized portion of fair value
    of warrant extension ...........             --              --            59,627
Preferred stock dividends ..........             --              --          (575,685)
Other comprehensive income:
   Foreign currency translation ....           17,542            --            17,542
   Unrealized loss on
   available-for-sale securities ...          (14,525)           --           (14,525)
Expiration of warrants held as
    investment in parent company ...             --            92,806          92,806
Net loss ...........................             --              --        (7,459,375)
                                         ------------    ------------    ------------
Balances at March 31, 2001 .........     $     (2,738)   $ (2,452,480)   $ (5,674,032)
                                         ============    ============    ============

See accompanying notes to unaudited consolidated financial statements.

eVISION USA.COM, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                     Six months ended March 31,
                                                                        2001           2000
                                                                        ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES:

NET INCOME (LOSS) ...............................................   $(7,459,375)       899,893

Adjustments to reconcile net income (loss) to net cash
 provided by (used in) operations:
   Realized gains on sales of investment securities .............          --         (356,492)
   (Gain) loss on sales of assets ...............................        74,827        (74,123)
   Allowance for bad debt .......................................       168,012           --
   Depreciation and amortization ................................       705,009        229,460
   Amortization of deferred financing costs .....................        53,840         66,340
   Amortization of deferred rent ................................       (57,030)       (57,030)
   Accretion of discount on credit card accounts receivable .....      (286,383)          --
   Accretion of original issue discount on convertible debentures        19,342         41,224
   Accretion of discount on investments in debt securities ......          --         (185,491)
   Equity in loss of unconsolidated affiliates ..................       875,585           --
   Minority interest in earnings (loss) .........................      (993,747)       663,691
   Shares of common stock received for financing fees ...........      (584,278)          --
   Amortized portion of fair value of warrant extension .........       212,111        212,111
   Stock based compensation expense .............................        59,627      1,177,991
   Expiration of warrants held as investment in parent company ..        92,806           --
   Other ........................................................           632           --

   Changes in operating assets and liabilities:
      Increase in credit card facilities receivable .............    (4,328,648)          --
      Decrease (increase) in accounts receivable, trade .........      (167,012)       869,620
      Decrease in accounts receivable, related party ............         8,179           --
      Decrease in other receivables .............................         7,030         23,170
      Increase in accrued interest receivable ...................      (188,989)      (262,165)
      Increase in accrued interest receivable, related ..........       (82,363)       (12,265)
      Decrease in securities owned, at market value .............       723,099        417,933
      Decrease (increase) in other assets .......................       539,544       (506,296)
      Increase in accounts payable and accrued expenses .........       882,708        552,709
      Decrease in payable to clearing organizations .............       (56,468)    (1,026,150)
      Increase in accrued interest payable, related .............       212,111        208,028
      Increase in deferred revenue ..............................        20,810           --
      Decrease in other current liabilities .....................      (121,942)      (101,509)
                                                                    -----------    -----------
      Net cash provided by (used in) operating activities .......    (9,670,963)     2,780,649
                                                                  ------------    ------------

See accompanying notes to unaudited consolidated financial statements.

eVISION USA.COM, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                                                             Six months ended March 31,
                                                                 2001           2000
                                                                 ----           ----
CASH FLOWS FROM INVESTING ACTIVITIES:

   Purchase of credit card accounts receivable ...........   $(2,980,022)    (4,645,040)
   Repayments on credit card accounts receivable .........     5,050,622           --
   Purchase of property, furniture and equipment .........      (135,778)      (172,627)
   Proceeds from sale of property, furniture and equipment          --           85,160
   Redemption of certificate of deposit ..................          --          575,000
   Purchase of available for sale securities .............          --         (252,212)
   Proceeds from sale of investment securities ...........          --        2,204,608
   Advances on notes receivable ..........................          --       (1,150,000)
   Advances on notes receivable, related party ...........          --       (1,700,000)
   Repayments on notes receivable ........................     1,000,000           --
   Cash acquired in acquisition ..........................     1,566,172           --
   Acquisition of option relating to LIL Capital .........          --         (250,000)
   Proceeds from repayment of ESOP note ..................          --          350,000
   Purchase of subsidiary minority interest ..............      (109,932)      (101,664)
   Other investing activities ............................          --         (169,714)
                                                             -----------    -----------
   Net cash provided by (used in) investing activities ...     4,391,062     (5,226,489)
                                                             -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:

   Payment of cash dividends .............................      (614,205)       (37,520)
   Principal payments on borrowings ......................       (64,944)       (26,377)
   Net proceeds from issuance of Convertible Series B-1
     and Series B Preferred Stock, net of offering costs .          --       12,039,555
   Proceeds from exercises of common stock options
      and warrants .......................................        21,014        515,645
                                                             -----------    -----------
   Net cash provided by (used in) financing activities ...      (658,135)    12,491,303
                                                             -----------    -----------
(Continued)

See accompanying notes to unaudited consolidated financial statements.

eVISION USA.COM, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                                                                   Six months ended March 31,
                                                                        2001          2000
                                                                        ----          ----

Effect of exchange rate on cash and cash equivalents ..........          5,608             355
                                                                  ------------    ------------
Net increase (decrease) in cash and cash equivalents ..........     (5,932,428)     10,045,818

Cash and cash equivalents, beginning of period ................     11,232,720       7,593,772
                                                                  ------------    ------------
Cash and cash equivalents, end of period ......................   $  5,300,292      17,639,590
                                                                  ============    ============

SUPPLEMENTAL DISCLOSURES RELATED TO STATEMENTS OF CASH FLOWS:

                                                                   Six months ended March 31,
                                                                        2001          2000
                                                                        ----          ----

Cash payments for interest ....................................   $    497,322         503,584
                                                                  ============    ============

Cash payments for income taxes ................................   $    250,512          25,000
                                                                  ============    ============

Other investing and financing activities:

Amounts due on credit card receivables ........................           --      $  3,096,693
                                                                  ============    ============

Common stock issued in payment of accrued interest
     payable to related party .................................   $    212,111         212,111
                                                                  ============    ============

Common stock received in payment of account
      receivable ..............................................   $    150,000            --
                                                                  ============    ============

Assets exchanged for ownership in unrelated broker/dealer .....   $    870,468            --
                                                                  ============    ============

Assets acquired in acquisition of Global Med Technologies, Inc.
      on the exercise of warrants in exchange for repayment of
      debt, net of cash .......................................   $  4,966,474            --
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

These interim financial statements should be read in conjunction with the Annual Report on Form 10-K for the year ended September 30, 2000. Operating results for the three and six months ended March 31, 2001, are not necessarily indicative of the results that may be expected for the year ending September 30, 2001. Certain reclassifications have been made to prior period’s consolidated financial statements to conform to current period presentation.

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

In conjunction with the APR transaction, it was determined by management that three American Fronteer branch offices would not be used for further operating purposes. The Company estimates that the discounted present value of future lease payments on these offices to be approximately $600,000, which potentially may be offset by sublease income or the ability to terminate the lease agreement. This approximate amount was taken as a charge to the statement of operations during the six months ended March 31, 2001.

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

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Global Med developed SAFETRACE® and SAFETRACE TX™. SAFETRACE® is a transfusion management information system that is designed to be used by hospitals and centralized transfusion centers to help insure the quality of blood transfused into patient-recipients. SAFETRACE TX™ provides electronic cross-matching capabilities to help insure blood compatibility with patient-recipients and will track, inventory, bill and document all activities with blood products from the time blood products are received in inventory to the time the blood products are used or returned to blood centers. SAFETRACE TX™ complements SAFETRACE® as the combined SAFETRACE TX™ and SAFETRACE® software system integrates hospitals with blood centers and provides a “vein-to-vein” tracking of the blood supply. The FDA requires all blood tracking application software vendors to submit a 510(k) application for review. The application process for FDA review and compliance with FDA guidelines relates to computer software products regulated as medical devices. In April 1997, SAFETRACE® received FDA 510(k) clearance. SAFETRACE TX™ received FDA 510(k) clearance in January 1999.

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

Global Online Funds, Inc.

As of September 30, 2000, Global Online’s consolidated assets consisted primarily of 123,294,000 shares of common stock and warrants to purchase 24,416,800 shares of common stock of Online International. The warrants subsequently expired. Because of the reacquisition, uncertainty regarding their ultimate disposition and current accounting practices regarding investments in stock of a parent company by a subsidiary, the investment in the equity instruments (common stock and common stock warrants) of Online International is reflected in the financial statements at September 30, 2000 as a contra-equity account at their cost of $2,545,286, in a manner similar to treasury stock. During the three months ended March 31, 2001, warrants to purchase 24,416,800 shares of common stock of Online International expired which resulted in a loss of $92,806 and the resulting contra-equity account balance as of March 31, 2001, is $2,452,480.

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

eVISION USA.COM, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In February 2001, eBanker, eVision and Skyhub agreed to extend the due date for one year in consideration of eVision transferring 5% of the total outstanding shares of Skyhub from its existing ownership of Skyhub to eBanker. During the six months ended March 31, 2001, eBanker advanced Skyhub an additional $120,000. This loan balance has been eliminated in consolidation.

NOTE 3. RISKS AND UNCERTAINTIES

At March 31, 2001 and September 30, 2000, eBanker had outstanding loan receivable balances of $3,828,700 and $5,400,000, respectively, from Global Med. Global Med designs, develops, markets and supports information management software products for blood banks, hospitals, centralized transfusion centers and other healthcare related facilities. Global Med currently has customers and recognizes revenues from its proprietary products. However, the number of customers and levels of revenue have not been sufficient for Global Med to attain profitable operations. Global Med has incurred significant cumulative operating losses. Additionally, Global Med currently has an accumulated shareholders’ deficit. The ultimate success of Global Med is dependent upon a number of factors such as increasing market acceptance of its products, the addition of significant new customers and maintaining effective cost controls, none of which is assured.

At March 31, 2001 and September 30, 2000, the Company had a significant equity investment in Global Med and held warrants to purchase common stock, some of which were exercised in November 2000 and enabled eBanker to take control of Global Med. Management believes that its investments in loans, accrued interest and equity instruments of Global Med are recoverable and that, based on the estimated fair value of these investments, no impairment currently exists. However, the ultimate realizability of these investments is dependent upon Global Med attaining profitable operations, obtaining alternative financing arrangements or being sold for a price, which would allow the Company to recover its investment, none of which is assured.

NOTE 4. CREDIT CARD FACILITIES RECEIVABLE

During the six months ended March 31, 2001, eBanker and OCCL entered into agreements to lend a total of approximately $15,800,000 to seven unaffiliated Hong Kong companies through credit card facilities. eBanker and OCCL share in the loans generally at the rate of 50% each and eBanker’s share of the facilities was $8,189,416. The credit card facilities bear interest at the rate of 3% per month and will be administered by OCCL. In exchange for OCCL’s administration of the facilities, legal documentation and due diligence, eBanker will pay OCCL 10% per annum on eBanker’s share of the outstanding balances. eBanker’s share of the balance outstanding as of March 31, 2001 was $4,328,648.

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

For the six months ended March 31, 2001, after payment of the fees related to processing collections of approximately $235,000, eBanker recognized interest income of approximately $132,739 plus the discount accretion of $286,383, for a total of $419,122. As of March 31, 2001, the credit card accounts receivable balance, net of unamortized discount of $306,314, was $304,690. As of September 30, 2000, the credit card accounts receivable balance, net of unamortized discount of $592,697 and allowance for doubtful accounts of $537,840, was $2,296,398.

NOTE 6. CONVERTIBLE DEBENTURES, RELATED PARTY

At September 30, 2000, the current portion of the convertible debentures of $500,000 was due March 2001. On January 17, 2001, Online Credit agreed to extend the $500,000 due March 2001 until March 2002 in consideration of a fee of one percent, or $5,000.

The quarterly interest payments on the convertible debentures purchased pursuant to the convertible debenture agreement are currently being made in shares of the Company’s common stock. During the six months ended March 31, 2001, 428,583 shares of common stock of the Company were issued to pay Online Credit interest of $212,111 through September 30, 2000. Online Credit has agreed to allow eVision to pay interest on these convertible debentures in cash or in shares of eVision common stock, at eVision’s option, until April 1, 2002.

eVISION USA.COM, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7. STOCKHOLDERS’ EQUITY

During the six months ended March 31, 2001, the Company granted options to employees to purchase 1,838,483 shares of the Company’s common stock at a price of $0.50 per share. The options vest over a period of three years and are exercisable for a period of ten years. During the six months ended March 31, 2001, options to purchase 2,399,034 shares of common stock of the Company were canceled.

NOTE 8. COMMITMENTS AND CONTINGENCIES

On March 19, 2001, the United States District Court for the Southern District of New York dismissed Case No. 00 CIV. 6769 in response to a Motion to Dismiss filed on December 7, 2000 by eBanker, eVision, AFFC and the officers and directors of eVision and eBanker. On or about September 8, 2000, Michael Halperin, M.D., and Donald Kern, D.D.S., shareholders of eBanker, had filed Case No. 00 CIV 6769 in the United States District Court for the Southern District of New York against eBanker, eVision, AFFC, and the officers and/or directors of eVision and eBanker. Among other claims, the complaint alleged that eBanker and eVision misrepresented and/or omitted material facts in their private offering memoranda, communications with shareholders, and in eVision’s Annual Report on Form 10-K, in violation of Sections 10(b) and 10b-5 of the Securities Exchange Act of 1934. Among other items, the plaintiffs were seeking compensatory damages of no less than $70,000,000. The plaintiffs have given notice of their intent to appeal the dismissal.

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

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 9. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share for the six and three months ended March 31, 2001 and 2000:

                                                  Six months ended March 31, Three months ended March 31,
                                                     2001          2000         2001         2000
                                                     ----          ----         ----         ----
Weighted average number of shares used
     in the basic earnings per share computation   25,325,579   21,042,036   25,630,010   22,040,213

Effect of dilutive securities:
     Common stock options ......................    3,997,797   11,425,905    3,120,612   12,484,969
     Common stock warrants .....................         --      1,807,904         --      4,161,570
     Convertible debentures, related party .....    2,247,861   28,276,012        6,937   31,060,374
     Convertible Series B-1 Preferred Stock ....         --          4,382         --      9,552,449
                                                   ----------   ----------   ----------   ----------
     Dilutive potential common shares ..........    6,225,658   41,514,203    3,127,549   57,259,362
                                                   ----------   ----------   ----------   ----------
Adjusted weighted average number of
     shares used in diluted earnings per
     share computation .........................   31,551,237   62,556,239   28,757,559   79,299,575
                                                   ==========   ==========   ==========   ==========

The effects of potentially dilutive securities for the six and three months ended March 31, 2001 have not been included in the calculation of diluted earnings per share as the effects were antidilutive.

NOTE 10. SEGMENT DISCLOSURE

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

eVISION USA.COM, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

                                    For the Six Months Ended March 31, 2001

Consolidated                            AFFC      eServices      eBanker      eMedical       Others     Eliminations    Total
------------                            ----      ---------      -------      --------       ------     ------------    -----
Revenue from
    unaffiliated customers ........ $ 1,134,101      273,636     1,846,979     1,886,624      (25,685)        --      5,115,655
Intersegment revenue ..............        --         58,282       479,436          --        747,222   (1,284,940)        --
                                    -----------  -----------   -----------   -----------  -----------  -----------  -----------
Total revenue ..................... $ 1,134,101      331,918     2,326,415     1,886,624      721,537   (1,284,940)   5,115,655
                                    ===========  ===========   ===========   ===========  ===========  ===========  ===========
Operating income (loss) ........... $(3,648,201)  (1,404,347)      360,697    (1,107,736)    (689,308)    (257,773)  (6,746,668)
Other income (expense), net .......     (49,356)     (10,834)     (256,458)     (317,301)  (1,063,213)     328,173   (1,368,989)
                                    -----------  -----------   -----------   -----------  -----------  -----------  -----------
Income (loss) from operations
     before  minority interest and
     income taxes ................. $(3,697,557)  (1,415,181)      104,239    (1,425,037)  (1,752,521)      70,400   (8,115,657)
                                    ===========  ===========   ===========   ===========  ===========  ===========  ===========
Depreciation and
     amortization ................. $   157,707      165,810       316,160        40,957       24,375         --        705,009
                                    ===========  ===========   ===========   ===========  ===========  ===========  ===========
Capital expenditures .............. $     2,152      129,373          --           1,254        2,999         --        135,778
                                    ===========  ===========   ===========   ===========  ===========  ===========  ===========
Identifiable assets as of
    March 31, 2001 ................ $ 1,262,723      930,296    15,906,070     3,615,232    3,455,500      260,080   25,429,901
                                    ===========  ===========   ===========   ===========  ===========  ===========  ===========

                                             For the Six Months Ended March 31, 2000

                                                        Q6 Technologies
Consolidated                                   AFFC       and Secutron    eBanker        Others      Eliminations      Total
------------                                   ----     ---------------   -------        ------      ------------      -----

Revenues from unaffiliated customers ...   $16,750,701     1,639,536      2,290,183       431,401           --       21,111,821
Intersegment revenues ..................          --         198,870        109,460       559,689       (868,019)          --
                                           -----------   -----------    -----------   -----------    -----------    -----------
Total revenues .........................    16,750,701     1,838,406      2,399,643       991,090       (868,019)    21,111,821
                                           ===========   ===========    ===========   ===========    ===========    ===========
Operating income (loss) ................     2,353,626      (186,194)     1,323,832    (1,463,633)       373,574      2,401,205
Other income (expense), net ............        39,637        84,275           --        (454,027)       109,460       (220,655)
                                           -----------   -----------    -----------   -----------    -----------    -----------
Income (loss) from operations
   before minority interest and
   income taxes ........................     2,393,263      (101,919)     1,323,832    (1,917,660)       483,034      2,180,550
                                           ===========   ===========    ===========   ===========    ===========    ===========
Depreciation and amortization ..........       199,376        23,621           --           6,463           --          229,460
                                           ===========   ===========    ===========   ===========    ===========    ===========
Capital expenditures ...................   $    55,207       112,428           --           4,992           --          172,627
                                           ===========   ===========    ===========   ===========    ===========    ===========
Identifiable assets as of March 31, 2000   $ 9,297,724       654,450     23,408,997     9,975,742       (180,488)    43,156,425
                                           ===========   ===========    ===========   ===========    ===========    ===========

eVISION USA.COM, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

eVISION USA.COM, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following is a summary of information regarding the Company’s continuing operations by geographical area for each of the three months ended:

                                                             March 31,
                                                    2001                2000
                                                    ----                ----
Revenues:
   United States .....................        $  4,842,020           21,075,030
   Canada ............................              32,831               36,791
   Asia ..............................             240,804                 --
                                              ------------         ------------
                                              $  5,115,655           21,111,821
                                              ============         ============
Operating income (loss)
   United States .....................        $ (5,864,108)           2,423,520
   Canada ............................            (330,932)             (22,315)
   Asia ..............................            (551,628)                --
                                              ------------         ------------
                                              $ (6,746,668)           2,401,205
                                              ============         ============
Identifiable assets:
   United States .....................        $ 23,165,207           42,923,159
   Canada ............................           1,820,971              233,266
   Asia ..............................             568,723                 --
                                              ------------         ------------
                                              $ 25,554,901           43,156,425
                                              ============         ============

NOTE 11. OTHER SUBSEQUENT EVENTS

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

During the six months ended March 31, 2001, there were two significant series of transactions pertaining to American Fronteer Financial Corporation and Global Med Technologies, Inc., which are summarized below.

American Fronteer Financial Corporation. American Fronteer Financial Corporation (American Fronteer or AFFC) was registered as a broker/dealer with the Securities and Exchange Commission (Commission), was a member of the National Association of Securities Dealers (NASD) and the Boston Stock Exchange, an associate member of the American Stock Exchange, a member of the Securities Investor Protection Corporation (SIPC) and other regulatory and trade organizations and registered as a securities broker/dealer in all 50 states. In December 2000, in connection with the transaction discussed below, American Fronteer filed Form BDW to withdraw its registration as a broker/dealer with the Commission and terminated its other memberships related to its broker/dealer operations.

On December 19, 2000, eVision acquired 24.9% of the outstanding common stock of Auerbach, Pollak and Richardson, Inc. (APR), a broker/dealer in securities, and an option to purchase an additional 15.1% of the outstanding common stock of APR for one dollar in exchange for certain assets of American Fronteer. This option was exercised on February 27, 2001. The investment in APR is accounted for under the equity method of accounting. Under the equity method, eVision reports its share of the net income or loss of APR on one line item in the financial statements. Because the transaction was an exchange of ownership interests in securities broker/dealers, the operations of American Fronteer have not been reflected as discontinued operations.

In conjunction with the APR transaction, it was determined by management that three American Fronteer branch offices would not be used for further operating purposes. The Company estimates that the discounted present value of future lease payments on these offices to be approximately $600,000, which potentially may be offset by sublease income or the ability to terminate the lease agreement. This approximate amount was taken as a charge to the statement of operations during the six months ended March 31, 2001.

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

Global Med Technologies, Inc. At September 30, 2000, Global Med Technologies, Inc. (Global Med) owed a total of $5,400,000 to eBanker USA.com, Inc. (eBanker), a 40% owned subsidiary of eVision, under three separate financing agreements. In November 2000, eBanker agreed to exercise warrants it held to purchase 8,000,000 shares of common stock of Global Med at $0.25 per share in exchange for $2,000,000 of its notes receivable from Global Med. The remaining $3,400,000 outstanding under the various financing agreements and accrued interest of $428,700 were combined into one agreement and the due date was extended to July 1, 2001. Global Med agreed to pay interest of 12% per annum on a semi-annual basis, with the first interest payment due May 19, 2001. In consideration for the extension of the remaining principal and interest, eBanker received a fee of 5% payable in 197,600 shares of common stock of Global Med.

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

RESULTS OF OPERATIONS

SIX MONTHS ENDED MARCH 31, 2001 COMPARED TO SIX MONTHS ENDED MARCH 31, 2000.

Revenues

Revenues for the six months ended March 31, 2001 were $5,115,655, a decrease of $15,996,166 or 76% from the $21,111,821 for the six months ended March 31, 2000. The decrease is primarily the result of decreased revenue from brokerage commissions of $10,528,767; decreased trading profits of $5,340,490; decreased other broker/dealer revenues of $634,348; partially offset by an increase in computer hardware and software operations of $524,683; increased interest income of $339,901 and an increase in interest income from related parties of $320,273.

The primary reasons for the decrease in brokerage commissions of $10,528,767, the decrease in trading profits of $5,340,490 and the decrease in other broker/dealer revenues of $634,348 were the transaction with APR and general market conditions during the six months ended March 31, 2001. On December 19, 2000, American Fronteer transferred certain net assets to APR and ceased to account for the operations of American Fronteer. American Fronteer’s interest in the operations of APR subsequent to December 19, 2000 is included in the statement of operation as equity in loss of unconsolidated affiliates. In addition, during the six months ended March 31, 2000, trading profits had increased significantly due primarily to general market conditions and sales of the Company’s positions in certain securities at a significant profit.

During the six months ended March 31, 2001, computer hardware and software operations consisted of the activities of Skyhub and Global Med. Included in computer hardware and software operations for the six months ended March 31, 2000 were the operations of Secutron Corp. and its wholly owned subsidiary, MidRange Solutions Corp., (collectively, Secutron). The businesses of Secutron ceased during the second quarter of the fiscal year ended September 30, 2000. Secutron was included in the eServices business segment but Global Med is included in the eMedical business segment.

The increase in interest income of $339,901 for the six months ended March 31, 2001 primarily relates to the earnings on the eBanker credit card accounts receivable and the credit card facilities receivable which were not outstanding during the six months ended March 31, 2000.

The increase in interest income, related parties of $320,273 primarily relates to 697,600 shares of Global Med common stock received by eVision for fees related to financing agreements prior to the date eBanker gained control of Global Med, which was on November 20, 2000. As of September 30, 1999, the Employee Stock Ownership Plan of eVision had a note payable to eVision that was secured by shares of eVision common stock. During the six months ended March 31, 2000, the loan amount of $350,000 plus interest of $212,007 was paid in full. The total amount of interest was recognized in the six months ended March 31, 2000 as interest income, related parties.

Cost of Sales and Operating Expenses

Cost of sales and operating expenses decreased from $18,710,616 for the six months ended March 31, 2000 to $11,862,323 for the six months ended March 31, 2001. This decrease of $6,848,293, or 37%, primarily is due to reduced brokerage commissions of $6,472,836; reduced general and administrative expenses of $1,351,718; partially offset by increased research and development costs of $237,967 and increased depreciation and amortization of $442,218.

Brokerage commissions decreased by $6,472,836 due to the transaction with APR described above.

General and administrative expenses decreased $1,351,718, or 14%, for the six months ended March 31, 2001 from the three months ended March 31, 2000. The decrease was primarily due to the transfer of certain net assets of American Fronteer as of December 19, 2000, which resulted in decreases to general and administrative expense partially offset by the consolidation of Global Med as of November 20, 2000 which resulted in increases to general and administrative expense. In addition, the Company was involved in a significant lawsuit that resulted in more than customary legal and accounting and auditing fees of approximately $350,000 for the six month period ended March 31, 2001.

In addition, during the six months ended March 31, 2000, eVision recognized stock-based compensation in general and administrative expense of $1,177,991 compared to $59,627 for the six months ended March 31, 2001.

Research and development costs of $237,967 for the six months ended March 31, 2001 were incurred primarily by Global Med for its software products.

Depreciation and amortization expense increased $442,218 primarily due to amortization of goodwill resulting from the purchase of Global Med and consolidation at November 20, 2000.

Other Income (Expense)

The equity in the loss of the unconsolidated affiliates relates to eVision’s share of the loss sustained by APR during the period December 20, 2000 through March 31, 2001 and the losses of Global Med for the period October 1, 2000 through November 19, 2000, prior to consolidation.

THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THREE MONTHS ENDED MARCH 31, 2000.

Revenues

Revenues for the three months ended March 31, 2001 were $1,840,218, a decrease of $12,052,957 or 87% from the $13,893,175 for the three months ended March 31, 2000. The decrease is primarily the result of decreased revenue from brokerage commissions of $7,435,361; decreased investment banking revenue of $395,962; decreased trading profits of $4,632,931; decreased other broker/dealer revenues of $405,798; partially offset by increased computer hardware and software operations of $1,195,072.

The primary reasons for the decrease in brokerage commissions of $7,435,361, the decrease in investment banking revenue of $395,962 and the decrease in trading profits of $4,632,931 were the transaction with APR. On December 19, 2000, American Fronteer transferred certain net assets to APR and ceased to account for the operations of American Fronteer. American Fronteer’s interest in the operations of APR is reflected as equity in loss of unconsolidated affiliates subsequent to December 19, 2000. In addition, during the three months ended March 31, 2000, trading profits had increased significantly due primarily to general market conditions and sales of the Company’s positions in certain securities at a significant profit.

During the three months ended March 31, 2001, computer hardware and software operations revenues consisted of the activities of Skyhub and Global Med. Included in computer hardware and software operations for the three months ended March 31, 2000 were the operations of Secutron. The businesses of Secutron ceased during the fiscal year ended September 30, 2000. Secutron was included in the eServices business segment but Global Med is included in the eMedical business segment.

Cost of Sales and Operating Expenses

Cost of sales and operating expenses decreased from $10,660,527 for the three months ended March 31, 2000 to $5,245,369 for the three months ended March 31, 2001. This decrease of $5,415,158, or 51%, primarily is due to reduced brokerage commissions of $4,703,311; reduced general and administrative expenses of $1,882,427; partially offset by increased computer cost of sales of $579,534, increased research and development costs of $224,688 and increased depreciation and amortization of $376,286.

Brokerage commissions decreased by $4,703,311 due to the transaction with APR described above.

Computer hardware and software costs increased $579,534, for the three months ended March 31, 2001. The increase primarily correlates to the increase in sales. Sales decreased in the three months ended March 31, 2000 primarily because the businesses of Secutron ceased during the second quarter of the fiscal year ended September 30, 2000. The costs for the three months ended March 31, 2001 consisted of the activities of Skyhub and Global Med.

General and administrative expenses decreased $1,882,427, or 34%, for the three months ended March 31, 2001 from the three months ended March 31, 2000 primarily due to the transfer of certain net assets of American Fronteer as of December 19, 2000 which resulted in decreases to general and administrative expense and the consolidation of Global Med as of November 20, 2000 which resulted in increases to general and administrative expense. In addition, the Company was involved in a significant lawsuit that resulted in more than customary legal and accounting and auditing fees of approximately $300,000 for the three month period ended March 31, 2001.

In addition, during the three months ended March 31, 2000, stock-based compensation general and administrative expense was $800,883 compared to $59,627 for the six months ended March 31, 2001.

Research and development costs of $224,688 for the three months ended March 31, 2001 were incurred by Global Med for its software products.

Depreciation and amortization expense increased $376,286 primarily due to amortization of goodwill resulting from the purchase of Global Med and consolidation at November 20, 2000.

Other Income (Expense)

The equity in the loss of the unconsolidated affiliates relates to eVision’s share of the loss sustained by APR during the period January 1, 2001 through March 31, 2001 and the losses of Global Med for the same period.

Liquidity and Capital Resources

As of March 31, 2001, eVision had $5,300,292 of cash and cash equivalents and $4,108,993 of working capital. Its current ratio was 1.43:1. Cash flows used in operating activities during the six months ended March 31, 2001, totaled $9,670,963 consisting, in large part, of the increases in eBanker’s credit card facilities. Cash flows provided by investing activities during the six months were $4,391,062, and consisted primarily of the repayments on the credit card accounts receivable of $5,050,622, the cash acquired in the acquisition of Global Med of $1,566,172, net of the payment for the purchase of the credit card accounts receivable of $2,980,022. Cash flows used in financing activities during the six months totaled $658,135, which consisted primarily of the cash dividend payment on eVision’s Convertible Series B-1 Preferred Stock.

The Company previously sold Online Credit a ten year $4,000,000 10% Convertible Debenture that is convertible into shares of common stock and an option to purchase a ten year $11,000,000 12%, as amended, Convertible Debenture that is convertible into shares of common stock of eVision. Online Credit has purchased a total of $8,000,000 in convertible debentures to date. The option to purchase the $11,000,000 12% Convertible Debenture has $7,000,000 available remaining under option. The accrued interest of $212,111 on the convertible debentures as of September 30, 2000 was paid by the issuance of 428,583 shares of eVision’s common stock during the six months ended March 31, 2001. The principal is due in December 2007, except for one installment of $500,000 that is due March 2002. Online Credit has agreed to allow eVision to pay interest on these convertible debentures in cash or in shares of eVision common stock, at eVision’s option, until April 1, 2002.

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

                                                       March 31, 2001        September 30, 2000
                                                Fair Value Carrying Value  Fair Value Carrying Value
                                                ---------- --------------  ---------- --------------
Foreign Exchange Rate Risk:

   Equity securities .......................... $  307,311      307,311      476,897      476,897
   Credit card accounts receivable, net (2) ...    304,690      304,690    3,053,412    2,296,398
   Credit card facilities receivable, net (2)..  4,328,648    4,328,648         --           --

Equity Price Risk:
   Equity securities, trading (1) .............    787,819      787,819    1,361,368    1,361,368
   Equity securities (2) ......................    220,110      220,110      243,922      243,922

Credit Risk: (2)
   Credit card accounts receivable, net .......    304,690      304,690    3,053,412    2,296,398
   Credit card facilities receivable, net .....  4,328,648    4,328,648         --           --
   Notes receivable ...........................       --           --      1,000,000    1,000,000
   Notes receivable, related party ............       --           --      5,400,000    5,400,000

Interest Rate Risk: (2)
   Convertible debentures ..................... (6,273,165)  (6,273,165)  (6,339,276)  (6,339,276)
   Convertible debentures,
      related party ........................... (8,000,000)  (8,000,000)  (8,000,000)  (8,000,000)
   Notes receivable ...........................       --           --      1,000,000    1,000,000
   Notes receivable, related party ............       --           --      5,400,000    5,400,000
(1) Includes the equity securities of the foreign corporations reported above under foreign exchange rate risk. These have been classified as trading securities.

(2) All items in these categories of risk are classified as other than trading securities.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On March 19, 2001, the United States District Court for the Southern District of New York dismissed Case No. 00 CIV. 6769 in response to a Motion to Dismiss filed on December 7, 2000 by eBanker, eVision, AFFC and the officers and directors of eVision and eBanker. On or about September 8, 2000, Michael Halperin, M.D., and Donald Kern, D.D.S., shareholders of eBanker, had filed Case No. 00 CIV 6769 in the United States District Court for the Southern District of New York against eBanker, eVision, AFFC, and the officers and/or directors of eVision and eBanker. Among other claims, the complaint alleged that eBanker and eVision misrepresented and/or omitted material facts in their private offering memoranda, communications with shareholders, and in eVision’s Annual Report on Form 10-K, in violation of Sections 10(b) and 10b-5 of the Securities Exchange Act of 1934. Among other items, the plaintiffs were seeking compensatory damages of no less than $70,000,000. The plaintiffs have given notice of their intent to appeal the dismissal.

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

ITEM 2. CHANGES IN SECURITIES

(c) Recent Sales of Unregistered Securities

        There were no sales of unregistered securities during the three months ended March 31, 2001.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) List of Exhibits:

10.1 Interest Payment Option Agreement between eBanker and Global Med Technologies dated March 21, 2001

(b) Reports on Form 8-K:

There were no Current Reports on Form 8-K filed during the three months ended March 31, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                                            eVISION USA.COM, INC.

Dated: May 21, 2001                                     /s/ Tony T.W. Chan
                                                                              Tony T.W. Chan, Chief Operating Officer

Dated: May 21, 2001                                     /s/ Gary L. Cook
                                                                              Gary L. Cook, Secretary, Treasurer,
                                                                                     Chief Financial Officer