Form 10-Q
period 2001-06-30
EVISION USA COM INC
filed 2001-08-20
CIK 844780

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ____________________.

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
                                                  incorporation or organization)

1888 Sherman Street, Suite 500, Denver, CO 80203
(Address of principal executive offices)

1888 Sherman Street, Suite 100, Denver, CO 80203
(Former address of principal executive offices)

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

Yes  [  ]     No  [X]

The quarterly reports for three months ended December 31, 2000 and March 31, 2001 have not been reviewed by independent accountants.

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: The registrant had 29,789,280 shares of its $.01 par value common stock outstanding as of July 31, 2001.

eVISION USA.COM, INC. AND SUBSIDIARIES
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001
TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements                                                                Page No.

     a.  Unaudited Consolidated Balance Sheets as of June 30, 2001
             and September 30, 2000............................................................. 3

     b.  Unaudited Consolidated Statements of Operations for the nine months and three months ended June 30, 2001 and 2000...................................... 5

     c.  Unaudited Consolidated Statements of Comprehensive Loss for
             the nine months and three months ended June 30, 2001 and 2000...................... 6

     d.  Unaudited Consolidated Statement of Stockholders' Equity (Deficit) for the nine months ended June 30, 2001......................................................... 7

     e.  Unaudited Consolidated Statements of Cash Flows for the nine months ended June 30, 2001 and 2000....................................................... 8

     f.  Notes to Unaudited Consolidated Financial Statements................................... 11

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         of Operations  ........................................................................ 24

Item 3.  Quantitative and Qualitative Disclosures about Market Risk............................. 27

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings...................................................................... 28

Item 2.  Changes in Securities.................................................................. 28

Item 6.  Exhibits and Reports on Form 8-K

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

eVISION USA.COM, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED BALANCE SHEETS

                                                                June 30,   September 30,
                                ASSETS                            2001          2000
                                                                -------    ------------

CURRENT ASSETS:
   Cash and cash equivalents .............................   $ 5,538,945   $ 9,132,976
   Credit card facilities receivable, net ................     2,455,537          --
   Credit card accounts receivable, net ..................          --       2,296,398
   Accounts receivable, trade, net of allowance for
     uncollectible accounts of $148,444 and $37,521,
     respectively ........................................       851,247        44,799
   Other receivables, net ................................        46,981        33,298
   Account receivable, related party .....................       560,304       753,151
   Accrued interest receivable, net ......................        67,565        90,000
   Accrued interest receivable, related party ............           818       365,419
   Accrued revenues, net of allowance for uncollectible
     accounts of $15,000 at June 30, 2001 ................       371,385          --
   Securities owned, at market value .....................       298,460       607,455
   Notes receivable ......................................          --       1,000,000
   Investments, available-for-sale, at market value ......       256,061       243,922
   Other assets ..........................................       521,116       130,033
   Net current assets of discontinued operations .........          --       1,604,230
                                                             -----------   -----------

      Total current assets ...............................    10,968,419    16,301,681

PROPERTY, FURNITURE AND EQUIPMENT, net ...................     2,152,519     2,269,582
NOTE RECEIVABLE ..........................................       500,000          --
NOTES RECEIVABLE, RELATED PARTY ..........................          --       5,400,000
FINANCING COSTS, net of accumulated amortization
   of $315,254 and $234,493, respectively ................       710,620       791,381
CAPITALIZED SOFTWARE DEVELOPMENT COSTS,
   net of accumulated amortization of $2,165,881 .........       935,039          --
GOODWILL, net of accumulated amortization of $830,411 ....     5,927,591          --
OTHER LONG-TERM ASSETS ...................................       270,105     1,069,483
NET LONG-TERM ASSETS OF DISCONTINED OPERATIONS ...........       265,641     1,813,675
                                                             -----------   -----------

      Total assets .......................................   $21,729,934   $27,645,802
                                                             ===========   ===========

See accompanying notes to unaudited consolidated financial statements.

eVISION USA.COM, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED BALANCE SHEETS (continued)

                                                                                June 30,     September 30,
           LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                         2001            2000
                                                                                -------      ------------

CURRENT LIABILITIES:
   Accounts payable and accrued expenses ................................   $  4,517,761    $    948,601
   Accrued dividends payable ............................................        382,263         962,934
   Accrued interest payable .............................................        304,083         123,300
   Accrued interest payable to related party ............................        623,196         212,111
   Deferred revenues ....................................................      2,107,858         119,257
   Current portion of long term debt and capital lease obligations ......        125,727           9,260
   Current portion of convertible debentures to related party ...........           --           500,000
   Other current liabilities ............................................         63,147         107,421
   Net current liabilities of discontinued operations ...................      4,175,963            --
                                                                            ------------    ------------

      Total current liabilities .........................................     12,299,998       2,982,884

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS, net of
      current portion ...................................................        823,583         818,408
CONVERTIBLE DEBENTURES ..................................................      6,287,157       6,339,276
CONVERTIBLE DEBENTURES TO RELATED PARTY .................................      7,929,889       7,500,000
DEFERRED RENT CONCESSIONS ...............................................           --         1,426,654
                                                                            ------------    ------------

      Total liabilities .................................................     27,340,627      19,067,222
                                                                            ------------    ------------

MINORITY INTEREST IN SUBSIDIARIES .......................................      4,278,044       6,606,127
                                                                            ------------    ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT):
   PREFERRED STOCK, 25,000,000 shares authorized, $0.10 par value;
        Convertible Series B-1, 1,524,872 and 1,488,219 shares issued and
           outstanding ..................................................        152,487         148,822
   COMMON STOCK, 1,000,000,000 shares authorized, $0.01 par value;
            25,789,280 and 24,565,811 shares issued and outstanding .....        257,893         245,658
   Additional paid-in capital ...........................................     28,049,926      27,925,052
   Accumulated deficit ..................................................    (38,349,901)    (23,796,038)
   Accumulated other comprehensive loss .................................            858          (5,755)
   Investment in Online International common stock, at cost .............           --        (2,545,286)
                                                                            ------------    ------------

         Total stockholders' equity (deficit) ...........................     (9,888,737)      1,972,453
                                                                            ------------    ------------

         Total liabilities and stockholders' equity (deficit) ...........   $ 21,729,934    $ 27,645,802
                                                                            ============    ============

See accompanying notes to unaudited consolidated financial statements.

eVISION USA.COM, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                           Nine months ended June 30,          Three months ended June 30,
                                                             2001                 2000            2001              2000
                                                         --------------    --------------     --------------    --------------
REVENUES:
   Trading profits, net .............................      (41,611)      1,182,850           9,808            --
   Computer hardware and software operations ........    3,742,530       1,602,745       1,615,102            --
   Interest income ..................................    1,607,258         917,877         611,596         259,637
   Interest income, related party ...................      843,216         889,186          13,618         379,861
   Professional fees, related party .................      109,467         157,056          31,513         142,379
   Realized gains on sales of investment securities..         --           356,492            --              --
   Other ............................................       17,536         126,386          15,205          89,595
                                                      ------------    ------------    ------------    ------------

                                                         6,278,396       5,232,592       2,296,842         871,472
                                                      ------------    ------------    ------------    ------------
COST OF SALES AND OPERATING EXPENSES:
   Computer hardware and software cost of sales .....    1,889,022         967,643         799,772            --
   Interest expense on convertible debentures .......      653,592         715,689         220,236         228,977
   Unrealized loss on securities ....................      300,870          34,094          59,027          20,076
   General and administrative .......................    9,519,741       4,322,581       4,956,107       1,507,431
   Research and development .........................      276,782            --            38,815            --
   Depreciation and amortization ....................      915,142          74,669         401,171          44,652
                                                      ------------    ------------    ------------    ------------

                                                        13,555,149       6,114,676       6,475,128       1,801,136
                                                      ------------    ------------    ------------    ------------

     Operating loss .................................   (7,276,753)       (882,084)     (4,178,286)       (929,664)
                                                      ------------    ------------    ------------    ------------

OTHER INCOME (EXPENSE):
     Interest income ................................       33,748         160,877           3,080          76,140
     Interest expense ...............................     (130,761)        (15,623)        (43,801)        (13,392)
     Interest expense to related party ..............     (637,368)       (631,723)       (203,351)       (211,583)
     Foreign currency transaction loss ..............      (14,179)        (10,916)        (15,769)         (8,634)
     Equity in loss of unconsolidated affiliates ....   (1,087,023)           --          (211,438)           --
     Other ..........................................       72,239          95,745          27,568          16,121
                                                      ------------    ------------    ------------    ------------

     Total other expense ............................   (1,763,344)       (401,640)       (443,711)       (141,348)
                                                      ------------    ------------    ------------    ------------

Loss before minority interest and income taxes ......   (9,040,097)     (1,283,724)     (4,621,997)     (1,071,012)
Minority interest in (earnings) loss ................    2,303,092        (685,057)      1,309,345         (21,366)
                                                      ------------    ------------    ------------    ------------

Loss from continuing operations before income taxes..   (6,737,005)     (1,968,781)     (3,312,652)     (1,092,378)
Income tax expense (benefit) ........................     (439,538)        639,064        (777,003)         22,098
                                                      ------------    ------------    ------------    ------------

Loss from continuing operations .....................   (6,297,467)     (2,607,845)     (2,535,649)     (1,114,476)
Income (loss) from discontinued operations ..........   (6,579,628)        776,412      (2,882,071)     (1,616,850)
                                                      ------------    ------------    ------------    ------------

Net loss ............................................  (12,877,095)     (1,831,433)     (5,417,720)     (2,731,326)
Preferred dividends .................................    1,676,768       1,171,046         563,891         569,174
                                                      ------------    ------------    ------------    ------------

Net loss attributable to common shareholders ........ $(14,553,863)     (3,002,479)     (5,981,611)     (3,300,500)
                                                      ============    ============    ============    ============

Basic and diluted income (loss) per common share:
   Continuing operations ............................ $      (0.31)          (0.18)          (0.12)          (0.07)
   Discontinued operations ..........................        (0.26)           0.04           (0.11)          (0.07)
                                                      ------------    ------------    ------------    ------------
                                                      $      (0.57)          (0.14)          (0.23)          (0.14)
                                                      ============    ============    ============    ============

See accompanying notes to unaudited consolidated financial statements.

eVISION USA.COM, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

                                                             Nine months ended               Three months ended
                                                                  June 30,                        June 30,
                                                            2001            2000            2001             2000
                                                            ----            ----            ----             ----

NET LOSS ............................................ $(12,877,095)   $ (1,831,433)   $ (5,417,720)   $ (2,731,326)

Other comprehensive income (loss):
     Reclassification adjustment for gains arising
        during the period, net of tax benefit of
        $158,517 ....................................         --          (247,937)           --              --
     Foreign currency translation ...................         (792)            828         (18,334)            884
     Unrealized gain (loss) on available-for-sale
        securities, net of tax expense (benefit) of
        $4,735, $(10,794), $14,021 and $17,866 .....         7,405         (16,883)         21,930          27,945
                                                      ------------    ------------    ------------    ------------

COMPREHENSIVE LOSS .................................. $(12,870,482)   $ (2,095,425)   $ (5,414,124)   $ (2,702,497)
                                                      ============    ============    ============    ============

See accompanying notes to unaudited consolidated financial statements.

eVISION USA.COM, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

                                     Convertible
                                      Series B-1               Additional
                                      Preferred      Common     Paid-in
                                       Stock          Stock     Capital
                                     -----------     ------    ----------

Balances at
  September 30, 2000 ..........   $   148,822        245,658    27,925,052

Issuance of common
  stock for payment
  of interest .................          --            4,286       207,825

Issuance of common
  stock on conversion of
  Convertible Series B-1
  Preferred Stock to
  shares of common stock ......        (6,878)         6,878          --

Issuance of common
  stock on exercise
  of options ..................          --            1,071        20,343

Sale of investment
  in parent company ...........          --             --      (1,444,603)

Preferred stock dividends .....        10,543           --       1,042,801

Reduction of debt to
  parent for early
  repayment ...................          --             --          60,000

Other comprehensive income:
   Foreign currency translation          --             --            --
   Unrealized gain on
     available-for-sale
     securities ...............          --             --            --

Expiration of warrants held as
   investment in
   parent company .............          --             --            --

Extension of warrants .........          --             --         238,508

Net loss ......................          --             --            --
                                  -----------    -----------   -----------

Balances at June 30, 2001 .....   $   152,487        257,893    28,049,926
                                  ===========    ===========   ===========

                                                  Accumulated      Investment
                                                     other         in Online
                                  Accumulated    comprehensive    International
                                     Deficit         Income           Stock        Total
                                  -----------    -------------    -------------    -----

Balances at
  September 30, 2000 ..........   (23,796,038)        (5,755)    (2,545,286)     1,972,453

Issuance of common
  stock for payment
  of interest .................          --             --             --          212,111

Issuance of common
  stock on conversion of
  Convertible Series B-1
  Preferred Stock to
  shares of common stock ......          --             --             --             --

Issuance of common
  stock on exercise
  of options ..................          --             --             --           21,414

Sale of investment
  in parent company ...........          --             --        2,452,480      1,007,877

Preferred stock dividends .....    (1,676,768)          --             --         (623,424)

Reduction of debt to
  parent for early
  repayment ...................          --             --             --           60,000

Other comprehensive income:
   Foreign currency translation          --             (792)          --             (792)
   Unrealized gain on
     available-for-sale
     securities ...............          --            7,405           --            7,405

Expiration of warrants held as
   investment in
   parent company .............          --             --           92,806         92,806

Extension of warrants .........          --             --             --          238,508

Net loss ......................   (12,877,095)          --             --      (12,877,095)
                                  -----------    -----------    -----------    -----------

Balances at June 30, 2001 .....   (38,349,901)           858           --       (9,888,737)
                                  ===========    ===========    ===========    ===========

See accompanying notes to unaudited consolidated financial statements.

eVISION USA.COM, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                          Nine months ended June 30,
                                                                              2001            2000
                                                                              ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES:

NET LOSS ............................................................   $(12,877,095)     (1,831,433)

Adjustments to reconcile net loss to net cash used in operating activities:
   Loss (gain) from discontinued operations .........................      6,579,628        (776,412)
   Realized gains on sales of investment securities .................           --          (356,492)
   Loss (Gain) on sales of assets ...................................         15,908         (74,123)
   Allowance for bad debt ...........................................      1,623,074         425,000
   Depreciation and amortization ....................................        994,550          74,669
   Amortization of deferred financing costs .........................         80,761          99,511
   Amortization of deferred rent ....................................        (85,545)        (85,545)
   Accretion of discount on credit card accounts receivable .........       (562,490)        (41,992)
   Accretion of original issue discount on convertible debentures....         33,334          57,987
   Accretion of discount on investments in debt securities ..........           --          (185,491)
   Equity in loss of unconsolidated affiliates ......................      1,087,023            --
   Minority interest in earnings (loss) .............................     (2,303,092)        685,057
   Shares of common stock received for financing fees ...............       (584,278)           --
   Payment of interest in exchange for common stock .................        212,111         634,028
   Amortized portion of fair value of warrant extension .............        238,508            --
   Stock based compensation .........................................           --         1,177,991
   Expiration of warrants held as investment in parent company ......         92,806            --
   Other ............................................................        (30,849)         17,754

   Changes in operating assets and liabilities:
      Increase in credit card facilities receivable .................     (4,515,182)           --
      Decrease in accounts receivable, trade ........................        121,113         460,592
      Increase in accounts receivable, related party ................        (22,317)       (131,386)
      Increase in accrued revenues ..................................       (371,385)           --
      Decrease (increase) in other receivables ......................        (10,970)        225,873
      Increase in accrued interest receivable .......................       (245,016)       (833,518)
      Increase in accrued interest receivable, related ..............       (177,395)        (33,728)
      Decrease in securities owned, at market value .................        308,995         409,715
      Decrease (increase) in other assets ...........................        558,782        (248,638)
      Increase (decrease) in accounts payable and accrued expenses ..      1,025,519         (74,217)
      Increase in accrued interest payable ..........................        180,783         198,950
      Increase in accrued interest payable, related .................        429,252          39,767
      Decrease in deferred revenues .................................        (65,991)           --
      Decrease in other current liabilities .........................        (77,557)        (16,169)
                                                                        ------------    ------------

      Net cash used in continuing operations ........................     (8,347,015)       (182,251)
      Net cash provided by (used in) discontinued operations ........     (2,058,019)      1,223,897
                                                                        ------------    ------------
      Net cash provided by (used in) operating activities ...........    (10,405,034)      1,041,646
                                                                        ------------    ------------

(Continued)

See accompanying notes to unaudited consolidated financial statements.

eVISION USA.COM, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

                                                                        Nine months ended June 30,
                                                                            2001            2000
                                                                            ----            ----
CASH FLOWS FROM INVESTING ACTIVITIES:

   Purchase of credit card accounts receivable .....................   $(2,980,022)    (4,645,040)
   Repayments on credit card accounts receivable ...................     6,707,798           --
   Purchase of property, furniture and equipment ...................      (139,218)    (1,198,386)
   Proceeds from sale of property, furniture and equipment .........          --           85,160
   Purchase of available for sale securities .......................          --         (252,212)
   Proceeds from sale of investment securities .....................          --        2,204,608
   Proceeds from sale of parent company stock ......................     1,007,877           --
   Advances on notes receivable ....................................      (500,000)    (1,150,000)
   Advances on notes receivable, related party .....................          --       (2,000,000)
   Repayments on notes receivable ..................................     1,000,000           --
   Cash included through Global Med consolidation ..................     1,566,172           --
   Acquisition of option relating to LIL Capital ...................          --         (250,000)
   Proceeds from repayment of ESOP note ............................          --          350,000
   Investment in subsidiary ........................................          --         (500,000)
   Purchase of subsidiary minority interest ........................      (109,932)      (560,078)
   Capital infused into discontinued operations ....................      (630,000)    (1,768,741)
   Other investing activities ......................................        97,620         18,361
   Net cash provided by (used in) discontinued operations ..........        (2,151)       468,987
                                                                       -----------    -----------

   Net cash provided by (used in) investing activities .............     6,018,144     (9,197,341)
                                                                       -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES

   Payment of cash dividends .......................................      (614,205)      (526,694)
   Principal payments on borrowings ................................       (73,246)          --
   Payment on convertible debentures, related party ................      (600,000)          --
   Net proceeds from issuance of Convertible Series B-1
     and Series B Preferred Stock, net of offering costs ...........          --       12,042,328
   Proceeds from exercises of common stock options
      and warrants .................................................        21,414        548,045
   Net cash used in discontinued operations ........................       (40,216)       (40,251)
                                                                       -----------    -----------

   Net cash provided by (used in) financing activities .............    (1,306,253)    12,023,428
                                                                       -----------    -----------

(Continued)

See accompanying notes to unaudited consolidated financial statements.

eVISION USA.COM, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

                                                                        Nine months ended June 30,
                                                                            2001           2000
                                                                            ----           ----

Effect of exchange rate on cash and cash equivalents ...............        (1,274)         6,581
                                                                       -----------    -----------

Net increase (decrease) in cash and cash equivalents ...............    (5,694,417)     3,874,314
Less net decrease (increase) in cash and cash equivalents fromxxxxxx
    discontinued operations ........................................     2,100,386     (1,652,633)
                                                                       -----------    -----------

Net increase (decrease) in cash and cash equivalents from
    continuing operations ..........................................    (3,594,031)     2,221,681

Cash and cash equivalents, beginning of period .....................     9,132,976      6,238,364
                                                                       -----------    -----------

Cash and cash equivalents, end of period ...........................   $ 5,538,945      8,460,045
                                                                       ===========    ===========

SUPPLEMENTAL DISCLOSURES RELATED TO STATEMENTS OF CASH FLOWS:
                                                                        Nine months ended June 30,
                                                                            2001           2000
                                                                            ----           ----
Cash payments for interest:
    Continuing .....................................................   $   582,461        774,813
    Discontinued ...................................................         4,313         20,987
                                                                       -----------    -----------
        Total cash payments for interest ...........................       586,774        795,800
                                                                       ===========    ===========

Cash payments for income taxes, continuing .........................   $   250,512         25,000
                                                                       ===========    ===========

Other investing and financing activities:

Amounts due on credit card receivables .............................   $      --        2,980,022
                                                                       ===========    ===========

Common stock issued in payment of accrued interest
    payable to related party .......................................   $   212,111        634,028
                                                                       ===========    ===========

Common stock received in payment of account receivable .............   $   150,000           --
                                                                       ===========    ===========

Assets exchanged for ownership in unrelated broker/dealer ..........   $   888,894           --
                                                                       ===========    ===========

Assets acquired in acquisition of Global Med Technologies, Inc. ....
    on the exercise of warrants in exchange for repayment of
    debt, net of cash ..............................................   $ 4,966,474           --
                                                                       ===========    ===========

Payment of dividend by parent ......................................   $   589,889           --
                                                                       ===========    ===========

Reduction in convertible debentures through early payment ..........   $    60,000           --
                                                                       ===========    ===========

Acquisition of building and land ...................................          --          862,375
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

These interim financial statements should be read in conjunction with the Annual Report on Form 10-K for the year ended September 30, 2000. Operating results for the three and nine months ended June 30, 2001, are not necessarily indicative of the results that may be expected for the year ending September 30, 2001. Certain reclassifications have been made to prior period’s consolidated financial statements to conform to current period presentation.

NOTE 2. ORGANIZATION

eVision USA.Com, Inc. is a holding company that was incorporated under the laws of the state of Colorado on September 14, 1988. eVision USA.Com, Inc. and its subsidiaries are referred to collectively as eVision or the Company. As of June 30, 2001, eVision’s consolidated subsidiaries include companies that provide leveraged financing, transaction processing and the design, development and marketing of information management software products for the healthcare industry. In addition, until December 19, 2000, one of eVision’s significant subsidiaries operated as a broker/dealer in securities.

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

eVISION USA.COM, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

eBanker USA.com, Inc.

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

As part of the extension and because the principal was not paid in full by July 1, 2001, the due date for the principal was automatically extended to July 1, 2003. Additionally, eBanker is to be issued warrants to acquire up to 10,168,430 shares of Global Med common stock with an exercise price of $0.50 per share. Additionally, upon the occurrence of certain events related to a certain contract Global Med is negotiating, Global Med will have the right, in its discretion, to put its shares of common stock worth up to $1,500,000 to eBanker at $0.50 per share in the form of exchanging debt for shares of common stock. The default conversion rate under this extension is $1.00 per share. As consideration for this provision, eBanker was issued 500,000 restricted shares of Global Med common stock.

On March 22, 2001, Global Med and eBanker entered into an interest payment option agreement that provided Global Med with the option, with five days prior written notice, to elect and pay to eBanker, before July 1, 2001, Global Med’s entire interest payment calculated for the life of the loan agreement dated November 19, 2000, in the form of 1,746,688 shares of Global Med common stock (calculated at $0.6875 per share, which was the closing bid price on March 22, 2001). In the event that Global Med pays any principal on the loan prior to July 1, 2003, eBanker will return a number of shares determined by calculating the pro-rata interest avoided due to early repayment of principal divided by $0.6875 per share. eBanker will make this calculation on July 1, 2001, July 1, 2002 and July 1, 2003.

On June 20, 2001 Global Med elected to exercise the interest payment option. As a result, eBanker will be issued 1,746,688 shares of Global Med’s common stock as payment for the interest expense on the outstanding balance under the financing agreements through July 1, 2003.

If Global Med defaults on the repayment of any amount borrowed under the combined note issued to eBanker, all existing members of the board of directors of Global Med will be required to resign and eBanker will have the right to appoint all new members.

eVISION USA.COM, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Global Online Funds, Inc.

As of September 30, 2000, Global Online’s consolidated assets consisted primarily of 123,294,000 shares of common stock and warrants to purchase 24,416,800 shares of common stock of Online International. The warrants subsequently expired. This investment in the equity instruments (common stock and common stock warrants) of Online International is reflected in the financial statements at September 30, 2000 as a contra-equity account at their cost of $2,545,286, in a manner similar to treasury stock. During the nine months ended June 30, 2001, warrants to purchase 24,416,800 shares of common stock of Online International expired which resulted in a loss of $92,806. In addition, all shares of common stock of Online International were sold for net proceeds of 1,007,877 resulting in a charge against additional paid-in-capital of $1,444,603.

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

In February 2001, eBanker, eVision and Skyhub agreed to extend the due date for one year in consideration of eVision transferring 5% of the total outstanding shares of Skyhub from its existing ownership of Skyhub to eBanker. During the nine months ended June 30, 2001, eBanker advanced Skyhub an additional $200,000.

On June 14, 2001 5G Wireless Communications Inc. (5G), an unrelated third party, agreed to acquire 30% of the outstanding common stock of Skyhub. Under the terms of the acquisition, 5G will provide $1,000,000 in financing for expansion of Skyhub’s network. As part of the terms, Skyhub would be issued @,814,791 shares of eVision’s common stock in fulfillment of the remaining $3,000,000 commitment described above, which shares would then be exchanged, along with the 1,185,209 common shares already owned, with eBanker for the loan and outstanding accrued interest. As a result of the transaction, eVision and eBanker’s ownership in Skyhub decreases from 52% and 8% to 26% and 4%, respectively. Additionally, 5G will retain an option to acquire an additional 20% ownership in Skyhub from eVision. Consequently, Skyhub is no longer consolidated into eVision’s consolidated financial statements as of June 14, 2001.

NOTE 3. RISKS AND UNCERTAINTIES

At June 30, 2001 and September 30, 2000, eBanker had outstanding loan receivable balances of $3,828,700 and $5,400,000, respectively, from Global Med. Global Med designs, develops, markets and supports information management software products for blood banks, hospitals, centralized transfusion centers and other healthcare related facilities. Global Med currently has customers and recognizes revenues from its proprietary products. However, the number of customers and levels of revenues have not been sufficient for Global Med to attain profitable operations. Global Med has incurred significant cumulative operating losses. Additionally, Global Med currently has an accumulated shareholders’ deficit. The ultimate success of Global Med is dependent upon a number of factors such as increasing market acceptance of its products, the addition of significant new customers and maintaining effective cost controls, none of which is assured.

eVISION USA.COM, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

At June 30, 2001 and September 30, 2000, the Company had a significant equity investment in Global Med and held warrants to purchase common stock, some of which were exercised in November 2000 and enabled eBanker to take control of Global Med. Management believes that its investments in loans, accrued interest and equity instruments of Global Med are recoverable and that, based on the estimated fair value of these investments, no impairment currently exists. However, the ultimate realizability of these investments is dependent upon Global Med attaining profitable operations, obtaining alternative financing arrangements or being sold for a price, which would allow the Company to recover its investment, none of which is assured.

On June 8, 2001, eVision and Online Credit, entered into an agreement whereby eVision agreed to pay $7,314,316 of principal and interest, in the form of transferring ownership of assets, to Online Credit in satisfaction of certain convertible debentures outstanding subject to the approval of the eVision shareholders. See Note 8. If the agreement is approved by the shareholders, the Company will substantially reduce its assets and its convertible debentures due to Online Credit.

During the nine months ended June 30, 2001 and 2000, the Company incurred losses and used significant amounts of cash in operations and at June 30, 2001 has an accumulated deficit of $38,349,901. For the nine months ended June 30, 2001, the Company used cash of $10,405,034 in operating activities. The Company’s cash portion of the dividend payment on its Convertible Series B-1 Preferred Stock at April 30, 2001 was made by Online International pursuant to a guaranty by Online International. Management anticipates that the cash, accounts receivable balances, recurring revenues, proceeds from the sales of securities and investments held will provide sufficient working capital for the near term; however, without additional financing the Company may not continue as a going concern.

NOTE 4. DISCONTINUED OPERATIONS

American Fronteer Financial Corporation

American Fronteer Financial Corporation (American Fronteer or AFFC) was registered as a broker/dealer with the Securities and Exchange Commission (Commission), was a member of the National Association of Securities Dealers (NASD) and the Boston Stock Exchange, an associate member of the American Stock Exchange, and registered as a securities broker/dealer in all 50 states. American Fronteer was a member of the Securities Investor Protection Corporation (SIPC) and other regulatory and trade organizations. American Fronteer was licensed to sell insurance products in certain states. Subsequent to September 30, 2000, in connection with the transaction discussed below, American Fronteer filed Form BDW to withdraw its registration as a broker/dealer with the Commission and terminated its other memberships related to its broker/dealer operations. American Fronteer’s business consisted of providing retail securities brokerage and investment services, trading fixed income and equity securities, providing investment banking services to corporate and municipal clients, managing and participating in underwriting corporate and municipal securities and selling a range of professionally managed mutual funds and insurance products.

eVISION USA.COM, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

On December 19, 2000, eVision acquired 24.9% of the outstanding common stock of Auerbach, Pollak and Richardson, Inc. (APR), a broker/dealer in securities, and an option to purchase an additional 15.1% of the outstanding common stock of APR for one dollar in exchange for the primary assets of the retail brokerage operations of American Fronteer. The transfer of the American Fronteer brokers and other personnel to APR occurred on December 19, 2000. Following the transfer, American Fronteer withdrew its registrations as a securities broker/dealer with the Commission and the states, and terminated its memberships in the NASD, the Boston Stock Exchange, the American Stock Exchange and SIPC. The option was exercised on February 27, 2001. eVision has the option to nominate two members to the board of directors of APR. The investment in APR is accounted for under the equity method of accounting. Under the equity method, eVision reports its share of the net income or loss of APR on one line item in the financial statements. Because the transaction was an exchange of ownership interests in securities broker/dealers, the operations of American Fronteer were not reflected as discontinued operations through March 31, 2001. However, during the three months ended June 30, 2001, APR incurred a net capital violation and was prevented from operating as a full service broker/dealer by the NASD. Since this time, the brokerage accounts have been transferred to another broker/dealer. Consequently, the Company has accrued for lease termination and other costs of approximately $2,300,000 that American Fronteer may be ultimately be responsible for and accounted for its broker/dealer operations as of June 30, 2001 as discontinued operations.

The following is financial information relative to discontinued operations.

                                                                        June 30,    September 30,
                                                                          2001           2000
                                                                        -------     ------------
Current assets:
   Cash and cash equivalents                                         $      --      $ 2,099,744
   Receivables, net                                                       80,666        162,051
   Securities owned, at market value                                     138,316        939,464
   Other assets                                                             --          103,711
                                                                     -----------    -----------

      Total current assets                                               218,982      3,304,970

Current liabilities:
   Accounts payable and accrued expenses                               4,302,894      1,233,618
   Payable to clearing organization                                          215        305,866
   Current portion of long-term debt and capital lease obligations        57,360         61,372
   Other current liabilities                                              34,476         99,884
                                                                     -----------    -----------

      Total current liabilities                                        4,394,945      1,700,740
                                                                     -----------    -----------

         Net current assets (liabilities)                             (4,175,963)     1,604,230
                                                                     ===========    ===========
(continued)

eVISION USA.COM, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

                                                                     June 30,    September 30,
                                                                       2001           2000
                                                                     -------     ------------
Long-term assets:
  Property, furniture and equipment, net                              157,000     936,227
  Other long-term assets                                              116,781     921,792
                                                                    ---------   ---------

       Total long-term assets                                         273,781   1,858,019

Long-term liabilities:
  Capital lease obligations, net of current portion                     8,140      44,344
                                                                    ---------   ---------

    Total long-term liabilities                                         8,140      44,344
                                                                    ---------   ---------

         Net long-term assets                                         265,641   1,813,675
                                                                    =========   =========

                                        Nine months ended June 30,    Three months ended June 30,
                                            2001           2000           2001           2000
                                            ----           ----           ----           ----

Revenues                                 1,116,778     20,071,890        (17,323)     3,321,189

Cost of sales and operating expenses    (7,386,867)   (19,380,699)    (2,604,565)    (4,983,623)

Other non-operating income (expense)      (309,539)        85,221       (260,183)        45,584
                                       -----------    -----------    -----------    -----------

Income (loss) before income taxes       (6,579,628)       776,412     (2,882,071)    (1,616,850)

Income tax expense                            --             --             --             --
                                       -----------    -----------    -----------    -----------

Net income (loss) from discontinued
  operations                            (6,579,628)       776,412     (2,882,071)    (1,616,850)
                                       ===========    ===========    ===========    ===========

NOTE 5. CREDIT CARD FACILITIES RECEIVABLE

During the nine months ended June 30, 2001, eBanker and OCCL entered into agreements to lend a total of approximately $16,700,000 to nine unaffiliated Hong Kong companies through credit card facilities. eBanker and OCCL share in the loans generally at the rate of 50% each and eBanker’s share of the facilities was $9,100,000. The credit card facilities bear interest at the rate of 3% per month and are administered by OCCL. In exchange for OCCL’s administration of the facilities, legal documentation and due diligence, eBanker pays OCCL 10% per annum on eBanker’s share of the outstanding balances. eBanker’s share of the balance outstanding as of June 30, 2001 was $2,508,000, including interest and net of allowances of $1,993,000.

NOTE 6. CREDIT CARD ACCOUNTS RECEIVABLE

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

For the nine months ended June 30, 2001, after payment of the fees related to processing collections of approximately $254,000, eBanker recognized interest income of approximately $140,000 plus the discount accretion of $562,000, for a total of $702,000. As of June 30, 2001, the credit card accounts receivable balance was offset completely by an unamortized discount of $30,207. As of September 30, 2000, the credit card accounts receivable balance, net of unamortized discount of $592,697 and allowance for doubtful accounts of $537,840, was $2,296,398.

NOTE 7. NOTES RECEIVABLE

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

NOTE 8. CONVERTIBLE DEBENTURES, RELATED PARTY

At September 30, 2000, the current portion of the convertible debentures of $500,000 was due March 2001. On January 17, 2001, Online Credit agreed to extend the $500,000 due March 2001 until March 2002 in consideration of a fee of one percent, or $5,000. In May 2001, the Company agreed to repay $660,000 of the convertible debentures for $600,000. The difference of $60,000 was credited to additional paid-in-capital.

The quarterly interest payments that have been made on the convertible debentures purchased pursuant to the convertible debenture agreement have been made in shares of the Company’s common stock. During the nine months ended June 30, 2001, 428,583 shares of common stock of the Company were issued to pay Online Credit interest of $212,111 through September 30, 2000. Online Credit has agreed to allow eVision to pay interest on these convertible debentures in cash or in shares of eVision common stock, at eVision’s option, until April 1, 2002.

On June 8, 2001, eVision and Online Credit, entered into an agreement whereby eVision agreed to pay $7,314,316 of principal and interest, in the form of transferring ownership of assets, to Online Credit in satisfaction of certain convertible debentures outstanding subject to the approval of the eVision shareholders. The agreement was amended on June 26, 2001, to extend the effective date. If approved by the shareholders of eVision, the transaction will close immediately after such approval. Online Credit and Online International have agreed to vote proportionately with those voting shareholders. The convertible debentures were issued under a $4,000,000 10% Convertible Debenture due December 15, 2007 (Convertible Debenture) and an option to purchase an $11,000,000 10% Convertible Debenture (Option) to Online Credit. Of the Convertible Debenture and Option, Online Credit had exercised and held $8,000,000 in convertible debentures prior to the satisfaction in May 2001 of $660,000 of convertible debentures. On August 19, 2001, Online Credit agreed to cancel the remaining $7,000,000 available under the Option. Of the remaining outstanding balance of $7,340,000, $6,749,924 of principal will be satisfied, as will $564,392 of accrued interest thereon. The remaining outstanding balance of convertible debentures of $590,076 will be documented in the form of a convertible debenture in accordance with terms under the Option and will accrue interest at 8% with a maturity in 2007.

On August 19, 2001, eVision entered into an option agreement with eBanker whereby eVision would be entitled to purchase up to 543,177 shares of common stock of eBanker if the shareholders of eVision agree to the proposed asset transfer as described above. The option will be exercisable at $4.07 per share on or before December 31, 2001, at $4.31 per share on or before December 31, 2002 and at $4.57 per share on or before December 31, 2003, and will expire on December 31, 2003.

Also on August 19, 2001, eBanker and Online Credit entered into an option hedge agreement whereby Online Credit agreed to the cancellation and return of common shares of eBanker equal to the number of common shares that are purchased by eVision in the exercise of the option agreement dated August 19, 2001. As part of the option hedge agreement, eBanker agrees to pay Online Credit the proceeds received by eBanker from the exercise of the option agreement by eVision less a fee of $0.25 per share.

eVISION USA.COM, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The assets of eVision which will be used as satisfaction of the convertible debentures identified above consist of all debt, equity and derivative instruments of eBanker owned by eVision, except that owned by American Fronteer, as of June 8, 2001; all shares of Global Growth Management Inc., a wholly-owned subsidiary of eVision; and 1,050,000 common shares of Global Med owned by eVision. On June 27, 2001, these assets were pledged to secure eVision’s performance under all convertible debentures currently outstanding to Online Credit. As consideration for the pledge, Online Credit agreed to reduce the interest rate from 12% to 2% on a $589,889 convertible debenture due June 4, 2006 that was recently issued to Online International in consideration for Online International paying the Convertible Series B-1 Preferred Stock dividend of eVision in accordance with the guaranty of Online International. The $589,889 convertible debenture was assigned by Online International to Online Credit.

Presently, prior to the transaction, eVision owns approximately 40% of eBanker’s outstanding common shares and approximately 5% of Global Med. Separately, eBanker owns approximately 42% of Global Med. As part of the agreement, amounts owing to eVision from Global Growth of approximately $900,000 will be cancelled. In addition, the management agreement whereby eBanker pays 10% of pretax profits to eVision will also be cancelled.

The debt, equity and derivative instruments of eBanker consist of 1 Series A preferred share, 1,083,533 common shares, 330,000 warrants to purchase common shares exercisable at $3.00 expiring August 11, 2003, 307,692 warrants to purchase common shares exercisable at $8.00 expiring March 31, 2005, 307,692 warrants to purchase common shares exercisable at $9.00 expiring March 31, 2005 and $660,000 in face value 10% convertible debentures. The Series A preferred share entitles the holder to 50% of the vote for members of the Board of Directors of eBanker. The primary assets of Global Growth consists of ownership in commercial property in Vancouver, British Columbia, Canada, including a mortgage thereon of approximately $786,000.

Values given to the assets being transferred were determined and agreed to by the Board of Directors of eVision and Online Credit and were based on market values at the time of the agreement in case of the shares of Global Med and recent transactions in the case of the shares of eBanker and Global Growth. As of July 31, 2001, Fai H. Chan beneficially owns 105,379,710shares, or 85% of the outstanding voting stock of eVision, including shares underlying convertible debentures owned or that could have been acquired. All of these shares are beneficially owned by Online International.

Mr. Fai H. Chan, Chairman and Chief Executive Officer of eVision and of Online International, and Mr. Jen Fong, Director of eVision and Online International, own options to purchase 500,000 and 100,000 common shares, respectively, in eBanker exercisable at $3.00 per share, and options to purchase 250,000 and 150,000 common shares, respective, in Global Med exercisable at $0.78 per share. Tony T.W. Chan, a Director and the Chief Operating Officer of eVision who is also a Director of Online International, owns options to purchase 50,000 common shares in Global Med exercisable at $0.66 per share.

eVISION USA.COM, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

On June 6, 2001, Fai H. Chan, relinquished his options to purchase 9,000,000 shares of common stock of eVision. The options were from two different grants between November 25, 1998 and January 28, 1999 and were exercisable for ten years from the date of their respective grant dates at prices ranging from $0.20 to $0.30 per share.

The following summarized proforma balance sheet gives effect to the proposed transfer of certain assets of eVision as described above. The summarized proforma balance sheet gives effect to the transaction as if it had occurred on June 30, 2001 and does not purport to represent what eVision’s financial position would have actually been if the transaction had actually occurred on June 30, 2001.

        Current assets                       $  743,935

        Long-term assets                        536,816
                                              ---------
        Total assets                         $ 1,280,751
                                              ==========

        Current Liabilities                  $ 6,746,579

        Long-term liabilities                  1,179,965

        Stockholders' deficit                  6,657,050
                                              ---------
        Total liabilities and
          Shareholders' deficit              $ 1,280,751
                                              ==========

NOTE 9. STOCKHOLDERS’ EQUITY

During the nine months ended June 30, 2001, the Company granted options to employees to purchase 1,838,483 shares of the Company’s common stock at a price of $0.50 per share. The options vest over a period of three years and are exercisable for a period of ten years. During the same period, options to purchase 14,649,252 shares of common stock of the Company were canceled. This includes 9,000,000 options held by Mr. Chan which were relinquished on June 6, 2001.

NOTE 10. COMMITMENTS AND CONTINGENCIES

On March 19, 2001, the United States District Court for the Southern District of New York dismissed Case No. 00 CIV. 6769 in response to a Motion to Dismiss filed on December 7, 2000 by eBanker, eVision, AFFC and the officers and directors of eVision and eBanker. On or about September 8, 2000, Michael Halperin, M.D., and Donald Kern, D.D.S., shareholders of eBanker, had filed Case No. 00 CIV 6769 in the United States District Court for the Southern District of New York against eBanker, eVision, AFFC, and the officers and/or directors of eVision and eBanker. Among other claims, the complaint alleged that eBanker and eVision misrepresented and/or omitted material facts in their private offering memoranda, communications with shareholders, and in eVision’s Annual Report on Form 10-K, in violation of Sections 10(b) and 10b-5 of the Securities Exchange Act of 1934. Among other items, the plaintiffs were seeking compensatory damages of no less than $70,000,000. On July 12, 2001, the plaintiffs filed an appeal of the dismissal.

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

NOTE 11. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share for the nine and three months ended June 30, 2001 and 2000:

                                                 Nine months ended June 30,   Three months ended June 30,
                                                      2001         2000           2001         2000
                                                      ----         ----           ----         ----

Weighted average number of shares used
     in the basic earnings per share computation   25,394,367   21,515,508   25,788,274   23,357,830

Effect of dilutive securities:
     Common stock options                           1,742,918   14,713,133      221,020   13,790,904
     Common stock warrants                               --      1,548,880         --        811,668
     Convertible debentures, related party               --     27,810,197         --     26,581,066
     Convertible Series B-1 Preferred Stock              --      4,796,398         --      5,754,226
                                                   ----------   ----------   ----------   ----------

     Dilutive potential common shares               1,742,918   48,868,608      221,020   46,937,864
                                                   ----------   ----------   ----------   ----------
Adjusted weighted average number of
     shares used in diluted earnings per
     share computation                             27,137,285   70,384,116   26,009,294   70,295,694
                                                   ==========   ==========   ==========   ==========

The effects of potentially dilutive securities for the nine and three months ended June 30, 2001 have not been included in the calculation of diluted earnings per share as the effects were antidilutive.

NOTE 12. SEGMENT DISCLOSURE

eVision’s segments are managed separately based on the fundamentally different products and services offered by the various eVision subsidiaries. The discontinued operations segment includes American Fronteer, which division was the securities broker/dealer. The eServices division includes the following investments or subsidiaries providing computer related products and services: Q6 Technologies, Secutron and MidRange, Corporate Net Solutions, Skyhub, PhoneBox Asia and eBiz Web Solutions. eBanker, excluding Global Med, is considered a segment due to the nature of its ownership and operations. The eMedical segment includes Global Med. Included in the Others segment are eVision, eVision Corporate Services, Global Online Funds, Global Growth, eVision China and OLBroker. These subsidiaries include investing activities and the provision of accounting, legal, administrative and back office support for the other subsidiaries and other entities as well.

eVISION USA.COM, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

                     For the Nine Months Ended June 30, 2001

                           Discontinued
Consolidated                Operations     eServices     eBanker     eMedical      Others      Eliminations     Total
------------               ------------    ---------     -------     --------      -------     ------------     -----

Revenues from
   unaffiliated customers     $ 1,116,778     373,825    2,480,946    3,417,400        6,225         --       7,395,174
Intersegment revenues                --        73,087      578,682         --      1,041,517   (1,693,286)         --
                              ----------- -----------  -----------  -----------  -----------  -----------   -----------
Total revenues                $ 1,116,778     446,912    3,059,628    3,417,400    1,047,742   (1,693,286)    7,395,174
                              =========== ===========  ===========  ===========  ===========  ===========   ===========

Operating loss                $(6,270,089) (1,532,985)  (1,831,034)  (1,667,865)  (2,233,061)     (11,808)  (13,546,842)
Other income (expense), net      (309,539)    (14,031)    (256,458)    (525,467)  (1,057,607)      90,219    (2,072,883)
                              ----------- -----------  -----------  -----------  -----------  -----------   -----------
Income (loss)  from
operations
  before minority interest
  and income taxes            $(6,579,628) (1,547,016)  (2,087,492)  (2,193,332)  (3,290,668)      78,411   (15,619,725)
                              =========== ===========  ===========  ===========  ===========  ===========   ===========
Depreciation and
   amortization               $   212,618     244,727      632,320       82,040       35,463         --       1,207,168
                              =========== ===========  ===========  ===========  ===========  ===========   ===========

Capital expenditures          $     2,151     133,855         --          2,366        2,997         --         141,369
                              =========== ===========  ===========  ===========  ===========  ===========   ===========
Identifiable assets as of
   June 30, 2001              $   265,641     389,487   13,882,284    4,048,220    2,923,201      221,101    21,729,934
                              =========== ===========  ===========  ===========  ===========  ===========   ===========

                     For the Nine Months Ended June 30, 2000

                                  Discontinued
Consolidated                       Operations     eServices       eBanker      Others       Eliminations      Total
------------                      ------------    ---------       -------      ------       ------------      -----

Revenues from
  unaffiliated customers           $20,071,890     1,785,293      2,828,056       619,243           --       25,304,482
Intersegment revenues                     --         297,085        139,460     1,013,639     (1,450,184)          --
                                   -----------   -----------    -----------   -----------    -----------    -----------
Total revenues                      20,071,890     2,082,378      2,967,516     1,632,882     (1,450,184)    25,304,482
                                   ===========   ===========    ===========   ===========    ===========    ===========

Operating income (loss)                691,191      (546,375)     1,638,627    (1,801,483)      (172,853)      (190,893)
Other income (expense), net             85,221       104,277           --        (603,680)        97,763       (316,419)
                                   -----------   -----------    -----------   -----------    -----------    -----------
Income (loss) from operations
   before  minority interest and
   income taxes                        776,412      (442,098)     1,638,627    (2,405,163)       (75,090)      (507,312)
                                   ===========   ===========    ===========   ===========    ===========    ===========

Depreciation and amortization          303,684        49,980           --          24,756           --          378,420
                                   ===========   ===========    ===========   ===========    ===========    ===========

Capital expenditures               $   111,013       475,967           --       1,584,794           --        2,171,774
                                   ===========   ===========    ===========   ===========    ===========    ===========

Identifiable assets as of
  June 30, 2000                    $ 6,558,045     1,756,806     19,309,862     8,940,212     (1,634,260)    34,930,665
                                   ===========   ===========    ===========   ===========    ===========    ===========

eVISION USA.COM, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following is a summary of information regarding the Company’s continuing operations by geographical area for each of the nine months ended:

                                                    June 30,
                                              --------------------
                                              2001            2000
                                              ----            ----
Revenues:
   Continuing:
       United States                    $  5,905,253       5,043,473
       Canada                                 48,013         189,119
       Asia                                  325,130            --
                                        ------------    ------------
           Total continuing                6,278,396       5,232,592
   Discontinued:
       United States                       1,116,778      20,071,890
                                        ------------    ------------

                                        $  7,395,174      25,304,482
                                        ============    ============
Operating income (loss):
   Continuing:
           United States                $ (6,191,119)       (557,587)
           Canada                           (367,647)       (163,859)
           Asia                             (717,987)       (160,638)
                                        ------------    ------------
           Total continuing               (7,276,753)       (882,084)
   Discontinued:
       United States                      (6,270,089)        691,191
                                        ------------    ------------

                                        $(13,546,842)       (190,893)
                                        ============    ============

Identifiable assets:
   Continuing:
           United States                $ 19,605,945      25,669,925
           Canada                          1,858,348       1,824,424
        Asia                                    --           878,271
                                        ------------    ------------
           Total continuing               21,464,293      28,372,620
   Discontinued:
       United States                         265,641       6,558,045
                                        ------------    ------------

                                        $ 21,729,934      34,930,665
                                        ============    ============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

During the nine months ended June 30, 2001, there were two significant series of transactions pertaining to American Fronteer Financial Corporation and Global Med Technologies, Inc. (Global Med). As a result of these transactions as described in Notes 2 and 4 to the unaudited consolidated financial statements for the quarterly period ended June 30, 2001, the operations of American Fronteer Financial Corporation have been accounted for as discontinued operations as of June 30, 2001 and Global Med has been reflected in eVision’s unaudited consolidated financial statements as a subsidiary of eBanker effective November 20, 2000.

RESULTS OF OPERATIONS

NINE MONTHS ENDED JUNE 30, 2001 COMPARED TO NINE MONTHS ENDED JUNE 30, 2000.

Revenues

Revenues for the nine months ended June 30, 2001 were $6,278,396, a increase of $1,045,804 or 20% from the $5,232,592 for the nine months ended June 30, 2000. The increase is primarily the result of the increase in computer hardware and software operations of $2,139,785 and an increase in interest income of $689,381 offset by the decrease in trading profits of $1,224,461.

During the nine months ended June 30, 2001, computer hardware and software operations consisted of the activities of Skyhub and Global Med. Global Med has been consolidated since November 20, 2000. Included in computer hardware and software operations for the nine months ended June 30, 2000 were the operations of Secutron Corp. and its wholly owned subsidiary, MidRange Solutions Corp., (collectively, Secutron). The businesses of Secutron ceased during the second quarter of the fiscal year ended September 30, 2000. Secutron was included in the eServices business segment while Global Med is included in the eMedical business segment.

The increase in interest income of $689,381 for the nine months ended June 30, 2001 primarily relates to the earnings on the eBanker credit card accounts receivable and the credit card facilities receivable which were not outstanding for as long a period during the nine months ended June 30, 2000.

The decrease in trading profits of $1,224,630 for the nine months ended June 30, 2001 as compared to the nine months ended June 30, 2000 was due primarily to better market conditions and sales of the Company’s positions in certain securities at a significant profit, all in the prior year.

Cost of Sales and Operating Expenses

Cost of sales and operating expenses increased from $6,114,676 for the nine months ended June 30, 2000 to $13,555,149 for the nine months ended June 30, 2001. This increase of $7,440,473, or 122%, primarily relates to the increases in computer hardware and software cost of sales of $921,379, general and administrative expenses of $5,197,160, and depreciation and amortization of $840,473.

The increase in computer hardware and software cost of sales of $921,379 was primarily due to the consolidation of Global Med as described above.

General and administrative expenses increased $5,197,160, or 120%, for the nine months ended June 30, 2001 from the nine months ended June 30, 2000. The increase was primarily due to estimated lease exit costs that were accrued of approximately $900,000 and the consolidation of Global Med as of November 20, 2000 which added approximately $3,400,000, offset by stock based compensation incurred in the prior year of approximately $700,000. In addition, the Company was involved in a significant lawsuit that resulted in more than customary legal and accounting and auditing fees of approximately $370,000 for the nine month period ended June 30, 2001.

Depreciation and amortization expense increased $840,473 primarily due to amortization of goodwill resulting from the purchase and consolidation of Global Med at November 20, 2000.

Other Income (Expense)

The equity in the loss of the unconsolidated affiliates relates to eVision’s share of the loss sustained by APR during the period December 20, 2000 through June 30, 2001 and the losses of Global Med for the period October 1, 2000 through November 19, 2000, prior to consolidation.

THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO THREE MONTHS ENDED JUNE 30, 2000.

Revenues

Revenues for the three months ended June 30, 2001 were $2,296,842, an increase of $1,425,370 or 164% from the $871,472 for the three months ended June 30, 2000. The increase is primarily due to increased computer hardware and software operations of $1,615,102 resulting from the consolidation of Global Med since November 20, 2000.

During the three months ended June 30, 2001, computer hardware and software operations revenues consisted of the activities of Skyhub and Global Med. Included in computer hardware and software operations for the three months ended June 30, 2000 were the operations of Secutron. The businesses of Secutron ceased during the second quarter the fiscal year ended September 30, 2000. Secutron was included in the eServices business segment while Global Med is included in the eMedical business segment.

Cost of Sales and Operating Expenses

Cost of sales and operating expenses increased from $1,801,136 for the three months ended June 30, 2000 to $6,475,128 for the three months ended June 30, 2001. This increase of $4,673,992, or 260%, is primarily due to increases in computer cost of sales of $799,772 and general and administrative of $3,448,676.

Computer hardware and software costs increased $799,772, for the three months ended June 30, 2001. The increase primarily correlates to the increase in sales. Sales decreased in the three months ended June 30, 2000 primarily because the businesses of Secutron ceased during the second quarter of the fiscal year ended September 30, 2000. The costs for the three months ended June 30, 2001 consisted of the activities of Skyhub and Global Med.

General and administrative expenses increased $3,448,676, or 229%, for the three months ended June 30, 2001 from the three months ended June 30, 2000 primarily due to lease exist costs that were accrued of approximately $900,000 and the consolidation of Global Med.

Depreciation and amortization expense increased $356,519 primarily due to amortization of goodwill resulting from the purchase of Global Med.

Other Income (Expense)

The equity in the loss of the unconsolidated affiliates relates to eVision’s share of the loss sustained by APR during the period January 1, 2001 through June 30, 2001.

Liquidity and Capital Resources

As of June 30, 2001, eVision had $5,538,945 of cash and cash equivalents and a deficit in working capital. Cash flows used in operating activities during the nine months ended June 30, 2001, totaled $10,405,034 consisting, in large part, of the increases in eBanker’s credit card facilities. Cash flows provided by investing activities during the nine months were $6,018,144, and consisted primarily of the repayments on the credit card accounts receivable of $6,707,798, the cash included from the consolidation of Global Med of $1,566,172, proceeds received from the repayment of notes receivable of $1,000,000 and the sale of parent company stock of $1,007,877, net of the payment for the purchase of the credit card accounts receivable of $2,980,022. Cash flows used in financing activities during the nine months totaled $1,306,253, which consisted primarily of the cash dividend payment on eVision’s Convertible Series B-1 Preferred Stock and repayment of convertible debentures, related party.

The Company previously sold Online Credit a ten year $4,000,000 10% Convertible Debenture that is convertible into shares of common stock and an option to purchase a ten year $11,000,000 12%, as amended, Convertible Debenture that is convertible into shares of common stock of eVision. Online Credit has purchased a total of $8,000,000 in convertible debentures to date. The remaining $7,000,000 available under the option was canceled by Online Credit on August 19, 2001. The accrued interest of $212,111 on the convertible debentures as of September 30, 2000 was paid by the issuance of 428,583 shares of eVision’s common stock during the nine months ended June 30, 2001. The principal is due in December 2007, except for one installment of $500,000 that was due March 2002. In May 2001 the Company agreed to repay $660,000 of the convertible debentures for $600,000. The difference of $60,000 was credited to additional paid-in-capital. Online Credit has agreed to allow eVision to pay interest on these convertible debentures in cash or in shares of eVision common stock, at eVision’s option, until April 1, 2002.

On June 8, 2001, eVision and Online Credit, entered into an agreement whereby eVision agreed to pay $7,314,316 of principal and interest, in the form of transferring ownership of assets, to Online Credit in satisfaction of certain convertible debentures outstanding subject to the approval of the eVision shareholders. See Note 8 to the unaudited consolidated financial statements. If the agreement is approved by the shareholders, the Company will substantially reduce its assets and its convertible debentures due to Online Credit.

During the nine months ended June 30, 2001 and 2000, the Company incurred losses and used significant amounts of cash in operations and at June 30, 2001 has an accumulated deficit of $38,349,901. For the nine months ended June 30, 2001, the Company used cash of $10,405,034 in operating activities. The Company’s cash portion of the dividend payment on its Convertible Series B-1 Preferred Stock at April 30, 2001 was made by Online International pursuant to a guaranty by Online International. Management anticipates that the cash, accounts receivable balances, recurring revenues, proceeds from the sales of securities and investments held will provide sufficient working capital for the near term; however, without additional financing the Company may not continue as a going concern.

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

                                                        June 30, 2001               September 30, 2000
                                                 Fair Value   Carrying Value    Fair Value  Carrying Value
                                                 ----------   --------------    ----------  --------------
Foreign Exchange Rate Risk:
   Equity securities                            $   259,457        259,457        476,897        476,897
   Credit card accounts receivable, net (2)            --             --        3,053,412      2,296,398
   Credit card facilities receivable, net (2)     2,455,537      2,455,537           --             --

Equity Price Risk:
   Equity securities, trading (1)                   275,228        275,228        665,751        665,751
   Equity securities (2)                            256,061        256,061        243,922        243,922

Credit Risk: (2)
   Credit card accounts receivable, net                --             --        3,053,412      2,296,398
   Credit card facilities receivable, net         2,455,537      2,455,537           --             --
   Notes receivable                                 500,000        500,000      1,000,000      1,000,000
   Notes receivable, related party                     --             --        5,400,000      5,400,000

Interest Rate Risk: (2)
   Convertible debentures                        (6,287,157)    (6,287,157)    (6,339,276)    (6,339,276)
   Convertible debentures,
          related party                          (7,929,889)    (7,929,889)    (8,000,000)    (8,000,000)
   Notes receivable                                 500,000        500,000      1,000,000      1,000,000
   Notes receivable, related party                     --             --        5,400,000      5,400,000
(1) Includes the equity securities of the foreign corporations reported above under foreign exchange rate risk. These have been classified as trading securities.

(2) All items in these categories of risk are classified as other than trading securities.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On March 19, 2001, the United States District Court for the Southern District of New York dismissed Case No. 00 CIV. 6769 in response to a Motion to Dismiss filed on December 7, 2000 by eBanker, eVision, AFFC and the officers and directors of eVision and eBanker. On or about September 8, 2000, Michael Halperin, M.D., and Donald Kern, D.D.S., shareholders of eBanker, had filed Case No. 00 CIV 6769 in the United States District Court for the Southern District of New York against eBanker, eVision, AFFC, and the officers and/or directors of eVision and eBanker. Among other claims, the complaint alleged that eBanker and eVision misrepresented and/or omitted material facts in their private offering memoranda, communications with shareholders, and in eVision’s Annual Report on Form 10-K, in violation of Sections 10(b) and 10b-5 of the Securities Exchange Act of 1934. Among other items, the plaintiffs were seeking compensatory damages of no less than $70,000,000. On July 12, 2001, the plaintiffs filed an appeal of the dismissal.

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

ITEM 2. CHANGES IN SECURITIES

(c) Recent Sales of Unregistered Securities

The Company issued a 12% Convertible Debenture due June 4, 2006 in the amount of $589,889 to Online International in consideration of payment to shareholders by Online International of the cash portion of the dividend payment at April 30, 2001 on the Convertible Series B-1 Preferred Stock outstanding.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) List of Exhibits:

Exhibit 2.1 Asset Purchase Agreement Among Online Credit Limited and eVision USA. Com, Inc. dated June 8, 2001 (incorporated herein by reference to eVision’s Current Report on Form 8-K dated June 8, 2001 as filed on July 5, 2001).

Exhibit 2.2 Asset Purchase Agreement Extension Between eVision USA. Com, Inc. and Online Credit Limited dated June 26, 2001 (incorporated herein by reference to eVision’s Current Report on Form 8-K dated June 8, 2001 as filed on July 5, 2001).

Exhibit 10.1 Security Agreement between eVision USA. Com, Inc. and Online Credit Limited dated June 27, 2001 (incorporated herein by reference to eVision’s Current Report on Form 8-K dated June 8, 2001 as filed on July 5, 2001).

Exhibit 10.2 Option Agreement dated as of August 19, 2001 between eVision USA. Com, Inc. and eBanker USA. com, Inc.

Exhibit 10.3 Option Hedge Agreement dated as of August 19, 2001 between eBanker USA.com, Inc. and Online Credit Limited.

Exhibit 10.4 Notice of Voluntary Cancellation of Option dated August 19, 2001 by Online Credit Limited.

(b) Reports on Form 8-K:

A Current Report on Form 8-K dated May 29, 2001 was filed on June 5, 2001 to report under Item 4 the dismissal of Deloitte & Touche LLP as the independent accountants for the Company and to file Deloitte & Touche’s letter under Item 7.

A Current Report on Form 8-K dated June 1, 2001 was filed on June 5, 2001 to report under Item 5 the payment of dividends on the Company’s Convertible Series B-1 Preferred Stock.

A Current Report on Form 8-K dated June 18, 2001 was filed on June 19, 2001 to report under Item 4 the appointment of Ehrhardt Keefe Steiner & Hottman PC as independent accountants.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                                                                                  eVISION USA.COM, INC.
                                                                                                                  a Colorado Corporation

Dated: August 20, 2001                                                                           By: /s/ Tony T. W. Chan
                                                                                                                                Tony T.W. Chan, Chief Operating Officer

                                                                                                                    By: /s/ Gary L. Cook
                                                                                                                                  Gary L. Cook, Secretary, Treasurer
                                                                                                                                 and Chief Financial Officer