Form 10-Q/A
period 2000-12-31
EVISION USA COM INC
filed 2001-09-06
CIK 844780

FORM 10-Q/A

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

eVISION USA.COM, INC. AND SUBSIDIARIES

FORM 10-Q/A

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2000

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

Agreement for sale of equity interest in APR

In March 2001, eVision and APR entered into a nonbinding letter of intent with an unrelated third party. The letter of intent provides that each of the parties will endeavor to complete a definitive agreement whereby the third party would purchase for cash a 20% equity interest in APR for $2,000,000 by no later than May 31, 2001, and have a two year option to purchase an additional 31% equity interest in APR for an additional $3,100,000, for a total of 51%. Accordingly, eVision’s ownership in APR would be reduced to approximately 20%. Upon completion of due diligence, the third party elected to terminate the letter of intent at its sole discretion. During the three months ended June 30, 2001, APR incurred a net capital violation and was prevented from operating as a full service broker/dealer by the NASD. Since this time, the brokerage accounts have been transferred to another broker/dealer. Consequently, the Company has accounted for its broker/dealer operations as of June 30, 2001 as discontinued operations.

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

NOTE 9. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share for the three months ended Decembner 31, 2000 and 1999:

                                                  Three months ended December 31,
                                                        2000         1999
                                                        ----         ----

Weighted average number of shares used
     in the basic earnings per share computation   25,147,011   20,472,390

Effect of dilutive securities:
     Common stock options                           4,005,871   11,206,511
     Common stock warrants                               --          --
     Convertible debentures, related party          3,246,110   17,919,245
     Convertible Series B-1 Preferred Stock              --          --
                                                   ----------   ----------

     Dilutive potential common shares               7,251,981   29,125,756
                                                   ----------   ----------
Adjusted weighted average number of
     shares used in diluted earnings per
     share computation                             32,398,992   49,598,146
                                                   ==========   ==========

The effects of potentially dilutive securities for the three months ended December 31, 2000 and 1999 have not been included in the calculation of diluted earnings per share as the effects were antidilutive.

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

                                                    For the Three Months Ended December 31, 2000

Consolidated                         AFFC      eServices     eBanker      eMedical      Others     Eliminations     Total
------------                         ----      ---------     -------      --------      ------     ------------     -----
Revenue from
   unaffiliated customers ....  $ 1,234,683      185,077    1,171,710      627,138       56,829          --       3,275,437
Intersegment revenue .........         --         38,129      148,466         --        365,890      (552,485)         --
                                -----------  -----------  -----------  -----------  -----------   -----------   -----------
Total revenue ................  $ 1,234,683      223,206    1,320,176      627,138      422,719      (552,485)    3,275,437
                                ===========  ===========  ===========  ===========  ===========   ===========   ===========

Operating income (loss) ......  $(2,410,791)    (812,969)     572,757     (290,466)    (334,110)      (65,938)   (3,341,517)
Other income (expense), net ..      (53,932)      (6,425)    (256,458)    (113,534)    (262,045)      130,568      (561,826)
                                -----------  -----------  -----------  -----------  -----------   -----------   -----------
Income (loss) from
  operations before
  minority interest
  and income taxes ...........  $(2,464,723)    (819,394)     316,299     (404,000)    (596,155)       64,630    (3,903,343)
                                ===========  ===========  ===========  ===========  ===========   ===========   ===========
Depreciation and
   amortization ..............  $    98,701       72,635         --           --         12,330          --         183,666
                                ===========  ===========  ===========  ===========  ===========   ===========   ===========

Capital expenditures .........  $     2,151       79,057         --           --          3,000          --          84,208
                                ===========  ===========  ===========  ===========  ===========   ===========   ===========
Identifiable assets as of
   December 31, 2000 .........  $ 2,440,187    1,017,809   16,427,736    4,333,607    4,481,271       764,834    29,465,444
                                ===========  ===========  ===========  ===========  ===========   ===========   ===========

                                                    For the Three Months Ended December 31, 1999

Consolidated .................      AFFC       eServices      eBanker     Others     Eliminations    Total
                                    ----       ---------      -------     ------     ------------    -----
Revenue from
   unaffiliated customers ....  $ 5,213,778    1,449,772      239,990      315,106         --       7,218,646
Intersegment revenue .........         --         50,561      109,460      272,745     (432,766)         --
                                -----------  -----------  -----------  -----------  -----------   -----------
Total revenue ................  $ 5,213,778    1,500,333      349,450      587,851     (432,766)    7,218,646
                                ===========  ===========  ===========  ===========  ===========   ===========

Operating loss ...............  $  (417,758)     (19,054)     (61,454)    (223,717)    (109,460)     (831,443)
Other income (expense), net ..       13,622       (3,634)        --       (318,067)     109,460      (198,619)
                                -----------  -----------  -----------  -----------  -----------   -----------
Loss from operations
 before minority interest
 and income taxes ............  $  (404,136)     (22,688)     (61,454)    (541,784)        --      (1,030,062)
                                ===========  ===========  ===========  ===========  ===========   ===========
Depreciation and
     amortization ............  $    98,233       14,183         --          2,451         --         114,867
                                ===========  ===========  ===========  ===========  ===========   ===========

Capital expenditures .........  $    41,112         --           --           --           --          41,112
                                ===========  ===========  ===========  ===========  ===========   ===========
Identifiable assets as of
   December 31, 1999 .........  $ 5,764,252      938,797   15,917,534    5,271,354         --      27,891,937
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

On June 8, 2001, eVision and Online Credit, entered into an agreement whereby eVision agreed to pay $7,314,316 of principal and interest, in the form of transferring ownership of assets, to Online Credit in satisfaction of certain convertible debentures outstanding subject to the approval of the eVision shareholders. The agreement was amended on June 26, 2001, to extend the effective date. If approved by the shareholders of eVision, the transaction will close immediately after such approval. Online Credit and Online International have agreed to vote proportionately with those voting shareholders. On August 19, 2001, Online Credit agreed to cancel $7,000,000 available under an option to purchase additional convertible debentures. The remaining outstanding balance of convertible debentures after the proposed transfer of assets will be documented in the form of a convertible debenture in accordance with terms under the existing option and will accrue interest at 8% with a maturity in 2007.

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

Had this agreement been effective December 31, 2000, the remaining assets of the Company would have been less than $4,500,000 while the liabilities would have been in excess of $3,500,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion contains certain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. These statements include the plans and objectives of management for future operations, including plans and objectives relating to expansion and the general development of the business of eVision. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of eVision. Although eVision believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this Quarterly Report on Form 10-Q will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by eVision or any other person that the objectives and plans of eVision will be achieved.

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

General and administrative expenses increased $530,709, or 12%, for the three months ended December 31, 2000 from the three months ended December 31, 1999 primarily due to the transfer of certain net assets of American Fronteer as of December 19, 2000 which resulted in decreases to general and administrative expense offset by the consolidation of Global Med as of November 20, 2000 which resulted in increases to general and administrative expense. In addition, the Company was involved in a significant lawsuit that resulted in more than customary legal and accounting and auditing fees of approximately $300,000 for the three month period ended December 31, 2000.

In addition, during the three months ended December 31, 1999, 603,373 shares of common stock were issued in a cashless exercise of options to purchase 840,000 shares of common stock resulting in stock-based compensation included in general and administrative expense of $377,108.

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

                                                                                                                  eVISION USA.COM, INC.
                                                                                                                  a Colorado Corporation

Dated: August 6, 2001                                                                              By: /s/ Tony T. W. Chan
                                                                                                                                Tony T.W. Chan, Chief Operating Officer

                                                                                                                    By: /s/ Gary L. Cook
                                                                                                                                  Gary L. Cook, Secretary, Treasurer
                                                                                                                                 and Chief Financial Officer