Form 10-Q/A
period 2001-03-31
EVISION USA COM INC
filed 2001-09-06
CIK 844780

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q/A

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: The registrant had 26,974,489 shares of its $.01 par value common stock outstanding as of April 30, 2001.

eVISION USA.COM, INC. AND SUBSIDIARIES

FORM 10-Q/A

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

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

Agreement for sale of equity interest in APR

In March 2001, eVision and APR entered into a nonbinding letter of intent with an unrelated third party. The letter of intent provides that each of the parties will endeavor to complete a definitive agreement whereby the third party would purchase for cash a 20% equity interest in APR for $2,000,000 by no later than May 31, 2001, and have a two year option to purchase an additional 31% equity interest in APR for an additional $3,100,000, for a total of 51%. Accordingly, eVision’s ownership in APR would be reduced to approximately 20%. Upon completion of due diligence, the third party elected to terminate the letter of intent at its sole discretion.During the three months ended June 30, 2001, APR incurred a net capital violation and was prevented from operating as a full service broker/dealer by the NASD. Since this time, the brokerage accounts have been transferred to another broker/dealer. Consequently, the Company has accounted for its broker/dealer operations as of June 30, 2001 as discontinued operations.

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

Had this agreement been effective March 31, 2001, the remaining assets of the Company would have been less than $3,000,000 while the liabilities would have been in excess of $3,000,000.

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

                                                                            eVISION USA.COM, INC.

Dated: August 6, 2001                                    /s/ Tony T.W. Chan
                                                                              Tony T.W. Chan, Chief Operating Officer

Dated: August 6, 2001                                    /s/ Gary L. Cook
                                                                              Gary L. Cook, Secretary, Treasurer,
                                                                                     Chief Financial Officer