Form 10-K
period 2001-09-30
EVISION USA COM INC
filed 2002-02-19
CIK 844780

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2001

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For     the transition period from _______________ to ______________.
            Commission File Number 000-17637

eVision International, Inc.
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
                                                  incorporation or organization)

1888 Sherman Street, Suite 500
Denver, CO 80203
(Address of Principal Executive Offices)

        Registrant's telephone number, including area code:    (303) 894-7971

Securities registered pursuant to Section 12(g) of the Act:
$0.01 Par Value common stock
(Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and, (2) has been subject to such filing requirements for the past 90 days.    YES [  ] NO [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated byreference in Part III of this Form 10-K or any amendment to this Form 10-K.   [  ]

As of December 31, 2001, the aggregate market value of the Registrant’s voting stock held by non-affiliates was $485,088 based on the closing bid price of $0.03 per share as of that date. As of December 31, 2001, Registrant had 26,897,065 shares of its $0.01 par value common stock outstanding.

TABLE OF CONTENTS

PART I

Item                                                                                     Page
----                                                                                     ----

PART II

5.   Market for Registrant's Common Stock and Related Stockholder Matters.................15

6.   Selected Financial Data..............................................................17

7.   Management's Discussion and Analysis of Financial Condition and Results of

9.   Changes in and Disagreements with Accountants on Accounting and Financial
         Disclosure.......................................................................27

PART III

PART IV

14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K......................45

PART I

ITEM 1. BUSINESS

eVision International, Inc. (formerly eVision USA. Com, Inc.) is a holding company that was incorporated under the laws of the state of Colorado on September 14, 1988. eVision International, Inc. and its subsidiaries are referred to collectively as eVision or the Company. As of September 30, 2001, eVision’s consolidated subsidiaries include companies that:

        °     provide transaction processing, networking and internet based services;
        °     provide leveraged financing;
        °     provide high speed internet access via satellite; and
        °     design, develop and market information management software products for the healthcare industry.

Until December 19, 2000, one of eVision’s significant subsidiaries, American Fronteer Financial Corporation (American Fronteer or AFFC), operated as a broker/dealer in securities.

As of September 30, 2001, eVision is majority owned by Heng Fung Holdings Limited (Heng Fung formerly known as Online Credit International Limited) and its subsidiary, Online Credit Limited (Online Credit). Heng Fung, eVision and its subsidiary, eBanker USA.com, Inc. (eBanker), are significant shareholders of Global Med Technologies, Inc. (Global Med). eVision and eBanker hold shares of common stock and warrants to purchase shares of common stock of Global Med. In addition, Global Med has outstanding balances due on various financing agreements with eBanker. eBanker has credit card accounts and facilities receivable with a subsidiary of Heng Fung, Online Credit Card Limited (OCCL). Also at times during the last three years, Global Online Funds, Inc. (Global Online) a wholly-owned subsidiary of eVision owned securities of Heng Fung through Lil Capital, Inc. (Lil Capital formerly known as Fronteer Capital, Inc. or Fronteer Capital) wholly-owned by Global Online. Consequently, eVision, Heng Fung, Online Credit, OCCL, eBanker, Global Med, Global Online and Lil Capital, Inc. are considered related parties.

On June 8, 2001, eVision and Online Credit, entered into an agreement whereby eVision agreed to pay $7,314,316 of principal and interest, in the form of transferring ownership of assets, to Online Credit in satisfaction of certain convertible debentures outstanding subject to the approval of the eVision shareholders. The shareholders approved this transaction on November 28, 2001. The assets of eVision which will be used as satisfaction of the convertible debentures identified above consist of all debt, equity and derivative instruments of eBanker owned by eVision, except that owned by American Fronteer; all shares of Global Growth Management, Inc. (Global Growth) a wholly-owned subsidiary of eVision; and 1,050,000 common shares of Global Med. Consequently, as of November 28, 2001, eBanker and Global Med will no longer be part of the eVision consolidated financial statements.

eVision and certain of its subsidiaries have entered into significant related party transactions with Heng Fung or certain of its subsidiaries. Mr. Fai H. Chan, as Chairman of eVision, or other members of the Board of Directors of eVision, may identify and establish the terms of various transactions into which eVision and its subsidiaries and Heng Fung or certain of its subsidiaries may enter. Additionally, Mr. Chan is Chairman of Heng Fung and Heng Fung or Online Credit has provided funding in the past to eVision through the purchase of eVision’s convertible debentures.

Certain of the lending arrangements eBanker has entered into were identified, and terms were established, by Mr. Chan. Heng Fung participated in certain of these lending arrangements. Additionally, certain of these arrangements are with related parties.

As a result of these transactions and relationships, the financial condition and results of operations of eVision may not necessarily be indicative of those that would have resulted if eVision and Heng Fung were unaffiliated.

The consolidated financial statements include all of the following majority owned or controlled companies. All significant intercompany transactions have been eliminated.

eBanker USA.com, Inc.

General

eBanker is a consolidated subsidiary of eVision. As of September 30, 2001, eVision owned 40% of the outstanding common stock and 100% of the outstanding preferred stock of eBanker. The common shareholders of eBanker are entitled to 50% of the votes to elect the members of the board of directors and the preferred shareholder is entitled to 50% of the votes to elect the members of the board of directors. eBanker has entered into a management agreement with eVision to assist in the management of eBanker’s business including providing assistance in the (i) identification of lending opportunities, (ii) credit analysis of potential borrowers, (iii) structure of loans, including yield-enhancing equity participation and collateral arrangements and (iv) administration of loans. In exchange for such services, eVision is entitled to an annual fee equal to 10% of eBanker’s pretax profits as determined from eBanker’s annual audited financial statements.

eBanker was created with the purpose of providing a wide range of financial lending products and services. eBanker intends to identify, target and serve high-margin, global financial market segments. eBanker has been designed as a non-deposit taking, broad financial services entity, with the view of not being required to address the regulations facing traditional financial institutions.

During the year ended September 30, 2000, eVision purchased 10,000 shares of eBanker common stock, 50,000 common stock warrants and convertible debentures of $100,000 from eBanker shareholders for $100,000. This acquisition brought eVision’s ownership to 40% of the outstanding common stock. As previously described, on November 28, 2001, the shareholders of eVision approved the transfer of eVision’s ownership in eBanker to Online Credit.

Credit Card Accounts and Facilities Receivable with OCCL

In March 2000, eBanker acquired from MBf Card International Limited (MBf) a non-revolving interest in certain outstanding credit card accounts receivable for a total consideration of $7,625,062, which represented a discount of $1,601,976 from the total book value of the outstanding balances of the credit card accounts receivable of $9,227,038. This total of $9,227,038 consisted of approximately 92% of current accounts receivable and approximately 8% of 1 to 30 days past due accounts receivable. Approximately 60% of the initial consideration, or $4,645,040, was paid at the time of closing and the remaining balance was offset against collections on the related credit card receivables. Of the total purchase discount of $1,601,976, $800,000 was allocated to an allowance for doubtful accounts and the remaining discount of $801,976 is being accreted to income using the straight-line method over a period of 18 months, the estimated life of the credit card accounts receivable.

Concurrent with the acquisition of the credit card portfolio by eBanker, Online Credit acquired MBf and changed the name of MBf to Online Credit Card Limited (OCCL). OCCL processes the credit card collections for eBanker, remits collections to eBanker on a monthly basis, and manages and absorbs the costs associated with (i) the administration and overhead of the portfolio including rent, utilities, salaries, wages, benefits, and hardware, software and other equipment costs, (ii) the underlying cards’ benefits and bonus points program, (iii) one-third of any charge-offs and (iv) providing 24-hour customer support. eBanker estimates that it paid OCCL approximately $290,000 and $1,413,000 related to processing collections for the years ended September 30, 2001 and 2000, respectively. In addition to the accretion of the discount, eBanker earns 10% interest on the outstanding credit card accounts. For the years ended September 30, 2001 and 2000, after payment of the fees related to processing collections, eBanker recognized interest income of approximately $602,279 and $705,000, respectively, including the discount accretion. In addition, eBanker paid OCCL a one-time fee of approximately $100,000 related to its share of legal, audit, and other fees as part of the acquisition of the credit card accounts receivable. As of September 30, 2001, the net credit card accounts receivable balance was $61,918.

During the year ended September 30, 2001, eBanker and OCCL entered into agreements to lend funds to unaffiliated Hong Kong companies through credit card facilities. eBanker and OCCL share in the loans, as proportionately agreed. The credit card facilities bear interest at the rate of 3% per month and are administered by OCCL. In exchange for OCCL’s administration of the facilities, legal documentation and due diligence, eBanker pays OCCL 10% per annum on eBanker’s share of the outstanding balances. This amount is estimated to be approximately $350,000 for the year ended September 30, 2001. eBanker’s share of the balance outstanding as of September 30, 2001 was $2,560,153 including interest and net of allowances of $943,977.

Financing Agreements with Global Med

In April 1998, Online Credit and Fronteer Capital entered into financing agreements with Global Med due in April 1999. Online Credit committed to extend a line of credit in the amount of $1,500,000 and Fronteer Capital committed to extend $1,650,000 under separate agreements. The interest rate under both agreements was 12%. In consideration for the commitments, Online Credit and Fronteer Capital were granted warrants to purchase 6,000,000 and 1,000,000 shares, respectively, of Global Med common stock exercisable at $0.25 per share. Fronteer Capital would be granted an additional warrant to acquire 5,000,000 shares of Global Med common stock at $0.25 per share upon the initial borrowing under the financing agreement. Additionally, Online Credit was granted the right to appoint five members to the board of directors of Global Med so long as there are any amounts outstanding under its original agreement. Online Credit has appointed such members to the board of directors of Global Med. In the event of default, amounts due under these commitments were convertible into common shares of Global Med at $0.05 per share.

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

In November 2000, eBanker agreed to exercise warrants to purchase 8,000,000 shares of common stock of Global Med at $0.25 per share in exchange for $2,000,000 of its notes receivable from Global Med. Prior to this exercise of warrants, a total of $5,400,000 was outstanding under three separate financing agreements between eBanker and Global Med and there were no remaining amounts available under the commitments. After the exercise, the remaining $3,400,000 outstanding under the various financing agreements and accrued interest of $428,700 were combined into one agreement and the due date was extended to July 1, 2001. Global Med agreed to pay interest of 12% per annum on a semi-annual basis, with the first interest payment due May 19, 2001. The 8,000,000 shares of common stock were issued on February 28, 2001. In consideration for the extension of the remaining principal and interest, eBanker received a fee of 5% payable in 197,600 shares of common stock of Global Med valued at $191,435.

As part of the extension and because the principal was not paid in full by July 1, 2001, the due date for the principal was automatically extended to July 1, 2003. Additionally, eBanker is to be issued warrants to acquire up to 10,168,430 shares of Global Med common stock with an exercise price of $0.50 per share. Additionally, upon the occurrence of certain events related to a certain contract Global Med is negotiating, Global Med will have the right, in its discretion, to put its shares of common stock worth up to $1,500,000 to eBanker at $0.50 per share in the form of exchanging debt for shares of common stock. The default conversion rate under this extension is $1.00 per share. As consideration for this provision, eBanker was issued 500,000 restricted shares of Global Med common stock valued at $484,400.

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

Asset Transfer

On June 8, 2001, eVision and Online Credit, entered into an agreement whereby eVision agreed to pay $7,314,316 of principal and interest, in the form of transferring ownership of assets, to Online Credit in satisfaction of certain convertible debentures outstanding subject to the approval of the eVision shareholders. The shareholders approved this transaction on November 28, 2001. The assets of eVision which will be used as satisfaction of the convertible debentures identified above consist of all debt, equity and derivative instruments of eBanker owned by eVision, except that owned by a specific eVision subsidiary, American Fronteer; all shares of Global Growth; and 1,050,000 common shares of Global Med. As part of the transaction, eBanker granted an option, backed by the option hedge agreement described below, to the Company to purchase 543,177 shares, or approximately 50% of Online Credit Limited’s ownership after the asset transfer, exercisable at $4.07 per share on or before December 31, 2001, at $4.31 per share on or before December 31, 2002, and at $4.57 per share on or before December 31, 2003, and that will expire on December 31, 2003.

On August 19, 2001 in conjunction with the asset transfer, eBanker and Online Credit entered into an option hedge agreement whereby Online Credit agreed to the cancellation and return of common shares of eBanker equal to the number of common shares that are purchased by the Company in the exercise of the option agreement dated August 19, 2001. As part of the option hedge agreement, eBanker agreed to pay Online Credit the proceeds received by eBanker from the exercise of the option agreement by the Company less a fee of $0.25 per share.

Other Activities

On April 5, 2001, eBanker entered into a loan agreement with an entity for $500,000, bearing interest at a rate of 12% per annum, payable quarterly for a term of 36 months. The loan is secured by certain assets of the entity including, but not limited to, the current and future intellectual property (trademarks, software, copyrights, technology, licenses, and patented technology), marketable securities and stock of the entity that is not owned by the entity itself. eBanker received a commitment fee equal to 10% of the entity’s common stock. At the time of the transaction, two of the entity’s principals were members of the board of directors of eVision.

On September 19, 2001, eBanker and Online Credit entered into an Acquisition Support Engagement Agreement, which required Online Credit to assist and advise eBanker in a proposal to gain control of Tem Fat Hing Fung Holdings Limited (Tem Fat), a Bermuda company listed on the Stock Exchange of Hong Kong. Online Credit was positioned as a creditor of Tem Fat, who was in provisional liquidation, to influence and negotiate with the other creditors to potentially gain control of Tem Fat. Under the terms of the Agreement, eBanker paid Online Credit a $500,000 non-refundable fee for Online Credit to withdraw its previously presented proposal to the creditors of Tem Fat to enable eBanker to present its proposal relative to positioning certain of its assets into Tem Fat and gaining control of Tem Fat. eBanker intended to use Tem Fat’s Stock Exchange of Hong Kong main-board listed status to securitize its investment in Global Med, by injecting its investment in various Global Med securities and additional capital into Tem Fat in exchange for control. Although eBanker’s proposal was one of only two proposals that make it to the final selection stage, in November 2001 the creditor’s steering committee accepted a proposal other than that of eBanker’s, mainly due to increases in the competing bid’s cash offer component.

In January 2000, eBanker provided a loan to Skyhub Asia Holding Limited (Skyhub) for which eBanker received 3% of the outstanding shares of Shyhub. This transaction is described in more detail below under the caption “Skyhub Asia Holdings Limited”.

Financial Information

eBanker’s revenue for the years ended September 30, 2001, 2000 and 1999 was $3,469,544, $4,100,524 and $1,920,379, respectively. Operating income (loss) for the periods ended September 30, 2001, 2000 and 1999 was $(1,091,661), $1,920,735 and $429,138, respectively.

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

As of September 30, 2000, the Company owned a total of 1,815,907 shares (eBanker 765,907 shares) of common stock of Global Med. This represented 13% of the total outstanding shares of Global Med common stock. In November 2000, eBanker acquired an additional 8,697,600 shares of common stock of Global Med in connection with the refinancing of the financing agreements discussed below. As a result of these transactions, eBanker gained control of Global Med with approximately 43% of the outstanding common stock and Global Med is reflected in eVision’s consolidated financial statements as a consolidated subsidiary of eBanker effective November 20, 2000 through November 28, 2001, the date the shareholders approved the transfer of assets, including ownership on eBanker and Global Med to Online Credit in satisfaction of certain convertible debentures as previously described.

Financial Information

Global Med’s consolidated revenue included in eVision’s consolidated financial statements for the period ended September 30, 2001 was $5,118,680. Consolidated operating losses for the same period ended September 30, 2001 was $1,714,132.

Global Online Funds, Inc.

Fronteer Capital, a Delaware corporation wholly owned by eVision, was formed to operate as a holding company of investment opportunities in “small cap” companies. During the years ended September 30, 1999 and 1998, Fronteer Capital purchased a total of approximately 122,084,000 shares of the common stock of Heng Fung in open market transactions on the Hong Kong Stock Exchange. Two officers or directors of the Company are directors of Heng Fung. In addition, one officer and director beneficially owns approximately 6% of the outstanding common stock of Heng Fung.

In July 1999, eVision sold to Ladsleigh Investments Limited (Ladsleigh), an unrelated party, 100% of the stock of Fronteer Capital, now known as LIL Capital, for $3,000,000. The primary assets of LIL Capital were approximately 122,084,000 shares of the common stock of Heng Fung. The purchase price was paid in cash of $150,000 and in the form of a promissory note for $2,850,000, which bore interest at 14% and was due July 30, 2000. To secure the promissory note, eVision held all the primary assets of LIL Capital in escrow.

In March 2000, Ladsleigh sold the Company a ten year option to reacquire all of the outstanding stock of LIL Capital. eVision paid $250,000 for the option and the exercise price of the option was the amount outstanding under the note receivable plus all accrued interest. In July 2000, call options on Heng Fung stock previously sold by Ladsleigh to other unrelated parties expired unexercised and eVision exercised its option to reacquire LIL Capital. The option price was paid by canceling the $2,850,000 promissory note and the accrued interest thereon of $371,292. The assets of LIL Capital consisted primarily of the assets previously sold to Ladsleigh. In conjunction with the exercise, the Company recognized a charge of $425,000 representing the excess of the cost over the market value of the LIL Capital assets.

In July 2000, eVision transferred the ownership of LIL Capital to Global Online. As of September 30, 2000, Global Online’s consolidated assets consisted primarily of 123,294,000 shares of common stock and warrants to purchase 24,416,800 shares of common stock of Heng Fung. Because of the reacquisition in July 2000, uncertainty regarding their ultimate disposition and current accounting practices regarding investments in stock of a parent company by a subsidiary, the investment in the equity instruments (common stock and common stock warrants) of Heng Fung was reflected in the financial statements as a contra-equity account at their cost of $2,545,286, in a manner similar to treasury stock. During the year ended September 30, 2001, this common stock was sold in the open market for net proceeds of $1,007,877 resulting in a charge against additional paid-in-capital of $1,444,603 and the warrants expired which resulted in a loss of $92,806.

Financial Information

Global Online’s consolidated revenue included in eVisions’s consolidated financial statements for the period ended September 30, 2000 was $33,092. There was no significant revenues for the period ended September 30, 2001. Consolidated operating income (loss) for the period ended September 30, 2001 and 2000 was $(381,804) and $19,527.

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

On June 14, 2001 5G Wireless Communications Inc. (5G), an unrelated third party, agreed to acquire 30% of the outstanding common stock of Skyhub. Under the terms of the acquisition, 5G will provide $1,000,000 in financing for expansion of Skyhub’s network. As part of the terms, Skyhub would be issued 2,814,791 shares of eVision’s common stock in fulfillment of the remaining $3,000,000 commitment described above, which shares would then be exchanged, along with the 1,185,209 common shares already owned, with eBanker for the loan and outstanding accrued interest. As a result of the transaction, eVision and eBanker’s ownership in Skyhub decreases from 52% and 8% to 26% and 4%, respectively. Additionally, 5G will retain an option to acquire an additional 20% ownership in Skyhub from eVision. Subsequently, only $100,000 has been provided to Skyhub and 5G has indicated that it will have problems fulfilling itS funding agreement. This has resulted in Skyhub suspending operations. Skyhub has begun exploring its legal options against 5G.

Financial Information

Skyhub’s revenue included in eVision’s consolidated financial statements for the period ended September 30, 2001 and 2000, was $325,130 and $111,010. Operating loss for the period ended September 30, 2001 and 2000, was $717,987 and $473,554.

American Fronteer Financial Corporation

American Fronteer was registered as a broker/dealer with the Securities and Exchange Commission (Commission), was a member of the National Association of Securities Dealers (NASD) and the Boston Stock Exchange, an associate member of the American Stock Exchange, and registered as a securities broker/dealer in all 50 states. American Fronteer was a member of the Securities Investor Protection Corporation (SIPC) and other regulatory and trade organizations. American Fronteer was licensed to sell insurance products in certain states. During the year ended September 30, 2001, in connection with the transaction discussed below, American Fronteer filed Form BDW to withdraw its registration as a broker/dealer with the Commission and terminated its other memberships related to its broker/dealer operations. American Fronteer’s business consisted of providing retail securities brokerage and investment services, trading fixed income and equity securities, providing investment banking services to corporate and municipal clients, managing and participating in underwriting corporate and municipal securities and selling a range of professionally managed mutual funds and insurance products.

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

Because the transaction was an exchange of ownership interests in securities broker/dealers, the operations of American Fronteer was not originally reflected as discontinued operations. However, subsequently, APR incurred a net capital violation and was prevented from operating as a full service broker/dealer by the NASD. Since this time, the brokerage accounts have been transferred to another broker/dealer. Consequently, the Company has accrued for lease termination and other costs of approximately $1,700,000 that American Fronteer may be ultimately be responsible for and accounted for its broker/dealer operations as discontinued operations. See Note 3 of the consolidated financial statements.

Financial Information

For the years ended September 30, 2001, 2000 and 1999, American Fronteer’s revenue reflected as discontined operations was $1,093,191, $23,178,305 and $20,901,457, respectively. Operating losses over the same time periods were $7,129,685, $914,147 and $2,513,713, respectively.

Other Subsidiaries

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

In January 2000, eVision acquired 100% of the outstanding stock of Global Growth, a Canadian corporation, from Robert H. Trapp, an officer and director of eVision, for $1. There were no assets or liabilities of Global Growth. In January 2000, Global Growth entered into an agreement to purchase real property from an unaffiliated party in Vancouver, British Columbia Canada, subject to certain general conditions. The property is commercial real estate and served as the offices for eBiz Web Solutions.

eVision also has the following wholly owned subsidiaries with minor operating activities: eVision Corporate Services, Inc. (eVision Corporate Services), a Colorado corporation and Corporate Net Solutions, Inc. (Corporate Net Solutions), a Colorado corporation.

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

Global Med

Global Med is aware of four primary competitors to its Safetrace software product, including MAK-SYSTEM Corp. in France, Information Data Management, Inc., Blood Bank Computer Systems, Inc. and Systec Computer Associates in the United States. There are three primary competitors in the United States to its Safetrace TX product, Sunquest, MEDIWARE Information Systems, Inc. and Cerner Corp. Some of these competitors are larger and have greater resources than Global Med.

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

The Convertible Series B-1 Preferred Stock has a cumulative annual dividend rate, payable semi-annually, of 8% in cash and 7% in additional shares of the Convertible Series B-1 Preferred Stock. Heng Fung has guaranteed the payment of any cash dividends that accrue on the Convertible Series B-1 Preferred Stock through October 31, 2002. Any Convertible Series B-1 Preferred Stock issued as a dividend on the Convertible Series B-1 Preferred Stock has the same dividend and the same terms as the Convertible Series B-1 Preferred Stock. The dividend on the Convertible Series B-1 Preferred Stock is payable each April 30 and October 31 thereafter, when and if declared by the Board of Directors. Each share of Convertible Series B-1 Preferred Stock is convertible by the holder into 10 shares of eVision’s common stock which is equivalent to a price of $1.00 per share of common stock. Each share of Convertible Series B-1 Preferred Stock is automatically convertible into 10 shares of common stock at $1.00 per share at such time as the closing bid price of the common stock is at least $4.00 per share for 30 consecutive trading days. The Convertible Series B-1 Preferred Stock is redeemable by eVision on or after October 1, 2003, at a price of $12.50 per share plus any accrued and unpaid dividends.

In consideration for Heng Fung’s guaranty, eVision issued an affiliate of Heng Fung 250,000 shares of eVision’s common stock that had a value of $62,500 based on the closing price of $0.25 per share of the common stock on the date of the agreement. If Heng Fung is required to make dividend payments as a result of its guaranty, Heng Fung or its designee receives a five year 12% convertible debenture equivalent to the amount that Heng Fung is required to pay on the guaranty unless the act of eVision in giving Heng Fung or its designee the 12% convertible debenture would be deemed to be an illegal distribution under the Colorado Business Corporation Act. In such event, Heng Fung or its designee would receive, instead of a 12% convertible debenture, the number of shares of common stock as is equal to the total amount of the dividend paid divided by 90% of the conversion price of the common stock as defined in the 12% convertible debenture. In general, the conversion price of the convertible debenture will be the market price of the common stock on the date of conversion. The Company’s cash portion of the dividend payment on its Convertible Series B-1 Preferred Stock as of April 30 and October 31, 2001 was made by Heng Fung pursuant to the guaranty.

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

Employees

As of December 31, 2001, eVision and its subsidiaries had 47 full time employees. Six were employed by eVision Corporate Services and 41 were employed by Global Med.

ITEM 2. PROPERTIES

The offices for eVision, its wholly owned subsidiaries and eBanker are located at 1888 Sherman Street, Suite 500, Denver, Colorado, 80203. The offices consist of approximately 5,000 square feet of subleased space. The sublease expires in June 2004. eVision currently pays monthly rent of approximately $7,300 for the space. eVision also leased space for its branch offices pursuant to leases that have various rental rates and expire at various dates. During the year ended September 30, 2001, most of these branch office lease obligations were assumed by APR.

The office space that was used by eBiz Web Solutions is owned by Global Growth and is located in Vancouver, British Columbia, Canada. The property is subject to a mortgage note in the amount of approximately $800,000 that is due in May, 2005 and bears interest at 9.6% per annum.

ITEM 3. LEGAL PROCEEDINGS

On or about September 8, 2000, Michael Halperin, M.D., and Donald Kern, D.D.S., shareholders of eBanker, filed a complaint in the United States District Court for the Southern District of New York (Case No. 00 CIV. 6769) against eBanker, eVision, AFFC, and the officers and/or directors of eVision and eBanker. Among other claims, the complaint alleged that eBanker and eVision misrepresented and/or omitted material facts in their private offering memoranda, communications with shareholders, and in eVision’s Annual Report on Form 10-K, in violation of Sections 10(b) and 10b-5 of the Securities Exchange Act of 1934. Among other items, the plaintiffs were seeking compensatory damages of no less than $70,000,000. On December 7, 2000, the Company filed a motion to dismiss all of the claims in this matter. On March 19, 2001, the United States District Court for the Southern District of New York issued Opinion and Order number 85313 regarding Case No. 00 CIV. 6769, in which this case was dismissed in its entirety. The plaintiffs are currently pursuing an appeal of the order dismissing their complaint.

On or about June 15, 2001, Michael Halperin filed a counterclaim in District Court in the State of Colorado against eBanker and a third party claim against eVision, AFFC, and officers and/or directors of eBanker and eVision. The counterclaim was filed in response to eBanker’s lawsuit alleging that Halperin defamed eBanker and interfered with eBanker’s prospective business relations. In his counterclaim, Halperin alleged that eBanker and the other defendants misrepresented and/or omitted material facts in eBanker’s private offering memorandum dated May 26, 1998 in violation of the Colorado Securities Act and common law fraud principles. On August 17, 2001, eBanker and the other defendants filed a Motion to Dismiss Halperin’s counterclaim and third-party claims. On November 1, 2001, the Court granted eBanker’s and the other defendants’ Motion and dismissed Halperin’s counterclaim and third-party claims in their entirety. Halperin filed a request for reconsideration of the order dismissing his claim. This request was denied in January 2002.

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

On December 13, 2001, Wells Fargo Bank filed a complaint against eVision in the District Court of Colorado (Case No. 01 CV6975) seeking amounts allegedly due under an office space lease at 1700 Lincoln Street in Denver, Colorado. Wells Fargo is seeking approximately $62,761 per month for 11 months and $73,547 per month from May 2002 to April 2007. On January 2, 2002, eVision filed counterclaims against Wells Fargo and the building owner, Commonwealth Properties, for unreasonably withholding consent to sublease the space to another tenant. eVision is vigorously defending this claim and vigorously pursuing its counterclaim.

On March 17, 2000, Philip and Brenda Sims filed an arbitration claim (Claim No. 00-1219) with the NASD offices in Atlanta, Georgia against American Fronteer, Todd Weiland, and Scott Hogan. The Sims are seeking $1,210,663 in damages they allege result from churning and unsuitable trades while they were customers of American Fronteer. On July 18, 2001, the Sims amended their complaint to add Robert Fitzner, Robert Trapp and Fai Chan. On December 18, 2001, the Sims withdrew their complaint against Fai Chan. American Fronteer is vigorously defending this complaint.

The Company is a defendant in certain other arbitration and litigation matters arising from its activities. After consultation with outside legal counsel, management believes the ultimate resolution of these arbitration and litigation matters, including those mentioned above, will not have a material adverse effect on the financial condition or operations of the Company.

On October 17, 2001 American Fronteer announced that it had filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court in the Southern District of New York. American Fronteer currently plans to pursue an orderly reorganization through the Chapter 11 process.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of eVision’s security holders during eVision’s fiscal quarter ended September 30, 2001.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

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

COMMON STOCK

       Fiscal Quarter Ended:                    High           Low
       ---------------------                    ----           ---

           September 30, 2001                  $   0.15         0.03
           June 30, 2001                           0.29         0.10
           March 31, 2001                          0.51         0.18
           December 31, 2000                       0.63         0.18
           September 30, 2000                      1.16         0.60
           June 30, 2000                           2.60         1.09
           March 31, 2000                          5.00         2.03
           December 31, 1999                       2.64         0.40

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

(b) Holders.

As of September 30, 2001, eVision had approximately 5,000 holders of record of its common stock, including those held in street name.

(c) Dividends.

eVision has not declared cash dividends on its common stock since its inception and eVision does not anticipate paying any dividends in the foreseeable future. eVision is currently precluded from paying dividends on its common stock by existing provisions within a convertible debenture agreement.

(d) Recent Sales of Unregistered Securities.

The Company previously sold Online Credit a ten year $4,000,000 10% Convertible Debenture that is convertible into shares of common stock and an option to purchase a ten year $11,000,000 12%, as amended, Convertible Debenture that is convertible into shares of common stock of eVision. Online Credit had purchased a total of $8,000,000 in convertible debentures through September 30, 2001. During the year ended September 30, 2001, eVision issued 428,583 shares of common stock in payment of accrued interest on the convertible debentures as of September 30, 2000.

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

During the year ended September 2001, 68,780 shares of Convertible Series B-1 Preferred Stock of eVision were converted to 687,800 shares of common stock of eVision. The issuances of the common stock were made in reliance upon the exemption from registration provided by Section 4(2) of the 1933 Act and Rule 506 of Regulation D adopted under the 1933 Act. The purchasers had access to full information concerning eVision and represented that they acquired the shares for the purchasers’ own accounts and not for the purpose of distribution. The certificates for the shares contain a restrictive legend advising that the shares may not be offered for sale, sold or otherwise transferred without having first been registered under the 1933 Act or unless an exemption from the registration requirements of the 1933 Act is available.

ITEM 6. SELECTED FINANCIAL DATA

On December 19, 2000, eVision acquired 24.9% of the outstanding common stock of Auerbach, Pollak and Richardson, Inc. (APR), a broker/dealer in securities, and an option to purchase an additional 15.1% of the outstanding common stock of APR for one dollar in exchange for the primary assets of the retail brokerage operations of American Fronteer. Following the transfer, American Fronteer withdrew its registrations as a securities broker/dealer with the Commission and the states, and terminated its memberships in the NASD, the Boston Stock Exchange, the American Stock Exchange and SIPC. Subsequently, APR incurred a net capital violation and was prevented from operating as a full service broker/dealer by the NASD. Since this time, the brokerage accounts have been transferred to another broker/dealer. Consequently, the Company has accounted for its broker/dealer operations as discontinued operations.

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

The following is selected consolidated financial data (in thousands, except per share data) for eVision and its consolidated subsidiaries as of September 30, 2001, 2000, 1999, 1998 and 1997 and for the years then ended. This information should be read in conjunction with the consolidated financial statements.

                                                                  Year ended September 30,
                                         Proforma                  ------------------------
                                           2001        2001        2000       1999         1998      1997
                                           ----        ----        ----       ----         ----      ----
                                       (Unaudited)

Revenue                                 $ 1,706       8,350       6,595      13,292       8,501       6,982

Loss from continuing
   operations                            (7,007)     (7,613)     (4,105)       (680)     (3,319)         47

Loss on sale of discontinued
   operations, net of income tax
   benefit of $160 and $410 for 1998
   and 1997, respectively                  --         --          --          --          (250)       (667)

Loss from discontinued operations,
   net of income tax expense
   (benefit) of $483 and $(412) for
   1998 and 1997, respectively           (7,439)     (7,439)       (797)     (2,509)     (2,904)     (2,836)

Preferred stock dividend                 (2,253)     (2,253)     (1,750)        (48)       --          --
                                       --------    --------    --------    --------    --------    --------

Net loss applicable to
common shareholders                    $(16,699)    (17,305)     (6,652)     (3,237)     (6,473)     (3,456)
                                       ========    ========    ========    ========    ========    ========

Basic earnings (loss) per
common share:
   Continuing operations               $  (0.29)      (0.39)      (0.27)      (0.04)      (0.20)      (0.00)
   Discontinued operations:
     Loss on sale of
       discontinued operations             --          --          --          --         (0.02)      (0.04)
     Loss from discontinued
       operations                         (0.29)      (0.29)      (0.03)      (0.14)      (0.17)      (0.17)
                                       ========    ========    ========    ========    ========    ========

       Total                           $  (0.66)      (0.68)      (0.30)      (0.18)      (0.39)      (0.21)
                                       ========    ========    ========    ========    ========    ========

Working capital (deficit)              $ (8,710)     (2,713)     13,319      14,417       9,404         564
                                       ========    ========    ========    ========    ========    ========

Total assets                           $    412      21,299      27,566      17,952      11,096       4,164
                                       ========    ========    ========    ========    ========    ========

Total long-term liabilities            $  1,180      15,030      16,084      15,678      14,657       2,407
                                       ========    ========    ========    ========    ========    ========

Total stockholders'
  equity (deficit)                    $  (9,890)   (12,578)      1,972      (3,930)     (3,043)      3,352
                                       ========    ========    ========    ========    ========    ========

The following is selected consolidated financial data for eVision and its consolidated subsidiaries for each of the quarters in the years ended September 30, 2001, and 2000. This information should be read in conjunction with the consolidated financial statements.

                                                             Three months ended
                                           ------------------------------------------------------------
                                               12/31       03/31        06/30       09/30       Total
Fiscal year ended September 30, 2001

Net revenue ............................. $ 2,040,754    1,940,800    2,296,842   2,072,092    8,350,488
Gross profit (loss) .....................    (930,726)  (2,167,741)  (4,178,286)   (394,214)  (7,670,967)
Net loss ................................  (3,964,415)  (3,494,960)  (5,417,720) (2,175,217) (15,052,312)
Basic loss per share ....................       (0.04)       (0.01)       (0.23)      (0.40)       (0.68)
Diluted loss per share ..................       (0.04)       (0.01)       (0.23)      (0.40)       (0.68)

Fiscal year ended September 30, 2000:

Net revenue ............................. $ 1,795,134  $ 2,255,350  $   871,472   1,672,952    6,594,908
Gross profit (loss) .....................    (603,900)         (17)    (929,664)   (280,715)  (1,814,296)
Net earnings (loss) .....................    (985,123)   1,885,016   (2,731,326) (3,070,790)  (4,902,223)
Basic income (loss) per share ...........       (0.05)        0.06        (0.14)      (0.17)       (0.30)
Diluted income (loss) per share .........       (0.05)        0.03        (0.14)      (0.17)       (0.30)

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

As described in Item 1 and in Notes 1 and 3 in the accompanying consolidated financial statements, during the year ended September 30, 2001, the Company completed the following transactions: (i) the exchange of certain assets and liabilities of American Fronteer for an ownership interest of approximately 40% in Auerbach, Pollack and Richardson, Inc. (APR) which occurred on December 19, 2000 and (ii) the acquisition of a controlling interest in Global Med in November 2000 through the exercise of warrants by eBanker to purchase 8,000,000 shares of Global Med common stock. As a result, the Company’s historical results of operations may not be indicative of future results.

On June 8, 2001, eVision and Online Credit, entered into an agreement whereby eVision agreed to pay $7,314,316 of principal and interest, in the form of transferring ownership of assets, to Online Credit in satisfaction of certain convertible debentures outstanding subject to the approval of the eVision Shareholders. The shareholders approved this transaction on November 28, 2001. See Note 19 to the accompanying consolidated financial statements.

Unaudited proforma financial information appears in Item 14 of this Annual Report on Form 10-K. The proforma financial information does not purport to represent what eVision’s financial position or results of operations would have actually been if the transactions had actually occurred on those dates and are not necessarily indicative of eVision’s financial position or results of operations for any future period.

Results of Operations

Year ended September 30, 2001 compared to year ended September 30, 2000

Revenue

Revenue for the year ended September 30, 2001 was $8,350,488, a increase of $1,755,580, or 27%, over revenue of $6,594,908 for the year ended September 30, 2000. The increase primarily relates to an increase in computer hardware and software operations of $3,730,057 offset by decreases in interest income on loans to related parties of $937,477 and the realized gain on the sale of investment securities of $1,462,071.

The increase in computer hardware and software revenue and the decrease in interest income on loans to related parties relates to the consolidation of Global Med in November 2000.

The decrease in the realized gain on the sale of investment securities occurred in eBanker.

Expenses

Operating expenses increased $7,612,251 or 91% to $16,021,455 from $8,409,204 for the years ended September 30, 2001 and 2000, respectively. The increase in operating expenses was primarily due to the increases in computer cost of sales of $1,075,267 and depreciation and amortization of $1,221,041 as a result of the consolidation of Global Med and the increase in general and administrative expenses of $5,025,094 which also increased as a result of the consolidation of Global but also because of lease exit costs that have been accrued of approximately $1,900,000 on the Company’s former headquarters.

Interest expense on the convertible debentures of eBanker for the year ended September 30, 2001 was $881,790 compared to $932,324 for the year ended September 30, 2000. Primarily during the year ended September 30, 2000 and some during the year ended September 30, 2001, eVision purchased convertible debentures from eBanker shareholders thus reducing the amount of the convertible debentures held by outside investors, which consequently reduced the amount of interest expense.

Other Income and Expense

Interest income for the year ended September 30, 2001 decreased to $46,958 from interest income for the year ended September 30, 2000 of $185,592. The decrease primarily relates to interest earned on bank accounts and other investments. In the prior year, the Company had increased cash balances due to the private placement of eVision Convertible Series B-1 Preferred Stock.

The increase in interest expense relates primarily to the consolidation of Global Med.

The loss from the equity method investment of $1,087,023 an $497,660 relates primarily to eVision’s share of the losses on APR for the year ended September 30, 2001 and for Global Med for the year ended September 30, 2000, respectively.

The minority interest in earnings represents the minority interest investments in Skyhub, eBanker and Global Med for the year ended September 30, 2001. The minority interest in earnings for the year ended September 30, 2000 includes Skyhub and eBanker.

Income tax expense relates to the net income of eBanker which is not a consolidated entity for federal income tax purposes.

Year ended September 30, 2000 compared to year ended September 30, 1999

Revenue

Revenue for the year ended September 30, 2000 was $6,594,908, a decrease of $6,696,897, or 50%, over revenue of $13,291,805 for the year ended September 30, 1999. The decrease primarily relates to decreased computer hardware and software operations of $7,991,474 and a decrease in the gain on sale of assets of $1,682,001; offset by an increase in the realized gain on the sale of investment securities of $1,014,377 and an increase in interest income on loans to related parties of $1,536,619.

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

Expenses

Operating expenses decreased $4,482,740 or 35% to $8,409,204 from $12,891,944 for the years ended September 30, 2000 and 1999, respectively. The decrease in operating expenses was primarily due to the decrease in computer cost of sales of $7,290,091 and a decrease in unrealized (gain) loss on securities of $105,392, offset by an increase in general and administrative expenses of $2,043,930.

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

The increase in general and administrative expenses for the year ended September 30, 2000 of $2,043,930, or 66% over the year ended September 30, 1999 reflects increased expenses associated with stock-based compensation of approximately $700,000, the start up of the activities of eBiz Web Solutions of $636,509, Corporate Net Solutions of $692,566, offset by decreases due to the discontinuance of Secutron and MidRange businesses. Stock-based compensation of approximately $700,000 was the result of amendments to certain options held by directors.

Depreciation and amortization expense for the year ended September 30, 2000 of $120,431 represents an increase of $82,612 over the amount of $37,819 for the year ended September 30, 1999. The increase is primarily due to the acquisition of real property and the additions of computer equipment.

Other Income and Expense

Interest income for the year ended September 30, 2000 increased to $185,592 from interest income for the year ended September 30, 1999 of $49,777. The increase of $135,815 primarily relates to interest earned on bank accounts and other investments due to the increased cash balances from the proceeds of the private placement of eVision Convertible Series B-1 Preferred Stock.

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

Liquidity and Capital Resources

Subsequent to September 30, 2001, with shareholder approval on November 28, 2001, eVision transferred ownership of certain assets in payment of principal and interest of $7,314,316 on convertible debentures owing to the Company’s largest creditor, Online Credit. The shareholders of eVision approved an agreement whereby eVision agreed to pay $7,314,316 of principal and interest, in the form of transferring ownership of assets, to Online Credit in satisfaction of certain convertible debentures outstanding. As a result, the Company has substantially reduced its assets and its convertible debentures due to Online Credit. On a proforma basis as of September 30, 2001, assets have been reduced to $411,827 with total liabilities at $10,302,097 of which $9,122,132 are current liabilities. Consequently, the Company does not have any significant operations. Management is in process of determining the best approach in which to direct the Company, including the possibility of further asset sales, the necessity to reduce its liabilities through negotiations with lenders or the possibility of finding a suitable merger candidate to provide new revenues.

eVision was not able to pay the dividend on the Convertible Series B-1 Preferred Stock as of April 30 and October 31, 2001 nor does it have the capability to make the dividend payment in the future without additional funds. The Company does not have funds to bring current accounts payable, to repay obligations under convertible debenture agreements or any possible negative results from pending litigation including recurring litigation support. The Company’s continued existence is uncertain if it is not successful in negotiating with lenders or parties involved in litigation or obtaining some form of outside financing.

In connection with their audit report on our Consolidated Financial Statements as of and for the year ended September 30, 2001, Ehrhardt Keefe Steiner & Hottman PC, eVision’s independent certified public accountants, expressed substantial doubt about the Company’s ability to continue as a going concern. The audited financial statements contained in this Annual Report on Form 10-K reflect that eVision’s accumulated deficit has climbed to $41,101,647 and stockholders’ equity is now a deficit of $12,578,170. eVision’s operations are not profitable and have not been for the last three years. The loss from continuing operations for the current year was $7,613,016 and after including discontinued operations was $15,052,312.

Inflation

The effect of inflation on eVision’s operations is not material and is not anticipated to have any material effect in the future.

Recently Issued Accounting Pronouncements

SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair market value. Gains or losses resulting from changes in the values of those derivatives are accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows. Statement 133 was adopted by the Company October 1, 2000 and has had no material effect on the Company’s financial statements.

In March 2000, the FASB issued FASB Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation” (“FIN 44”), which was effective July 1, 2000, except that certain conclusions in this Interpretation, which cover specific events that occur after either December 15, 1998 or January 12, 2000 are recognized on a prospective basis from July 1, 2000. This Interpretation clarifies the application of APB Opinion 25 for certain issues related to stock issued to employees. The Company believes its existing stock based compensation policies and procedures are in compliance with FIN 44, and therefore, the adoption of FIN 44 had no material impact on the Company’s financial condition, results of operations or cash flows.

In December 1999, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) 101, which provides guidance on applying generally accepted accounting principles to selected revenue recognition issues. Management believes that the Company’s revenue recognition policies are in accordance with SAB 101.

In July 2001, the FASB issued SFAS Nos. 141 and 142 “Business Combinations” and “Goodwill and other Intangible Assets”. Statement 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under the guidance of Statement 142, goodwill is no longer subject to amortization over its estimated useful life. Rather, goodwill will be subject to at least an annual assessment for impairment by applying a fair value base test. Statement 142 is effective for financial statement dates beginning after January 1, 2001. The Company anticipates adoption of this statement starting in the quarter ending December 31, 2001. As allowed under Statement 142, the Company will reclassify to goodwill certain recognized intangible assets that do not meet the criteria for recognition apart from goodwill. The Company also, as allowed under Statement 142, will no longer amortize goodwill. Goodwill will be tested for impairment at the time of adoption and on an annual basis. As allowed under Statement 142, the Company will complete its goodwill impairment test within the first six months of the fiscal year. As a result of Statement 142, the Company will no longer be recognizing approximately $1,260,000 in annual amortization expense related to goodwill.

In August 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 requires the fair value of a liability for an asset retirement obligation to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 is effective September 30, 2003 for the Company. The Company believes the adoption of this statement will have no material impact on its consolidated financial statements.

In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 requires that those long-lived assets be measured at the lower of carrying amount or fair value, less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, are to be applied prospectively. The Company believes that the adoption of this statement will have no material impact on its consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk generally represents the risk of loss that may result from the potential change in the value of a financial instrument as a result of fluctuations in interest and currency exchange rates, equity and commodity prices, changes in the implied volatility of interest rates, foreign exchange rates, equity and commodity prices and also changes in the credit ratings of either the issuer of the financial instrument or its related country of origin. Market risk is inherent to many non-derivative financial instruments and, accordingly, the scope of eVision’s market risk management procedures includes all market risk sensitive financial instruments. eVision’s exposure to market risk was directly related to its role as a financial intermediary in customer-related transactions and its proprietary trading activities and investing, borrowing and lending activities.

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

Foreign Exchange Rate Risk. Foreign exchange rate risk arises from the possibility that changes in foreign exchange rates will impact the value of financial instruments, including commitments to extend credit. When eVision buys or sells a financial instrument denominated in a currency other than US dollars, exposure exists from a net open currency position. eVision is then exposed to a risk that the exchange rate may move against it. As of September 30, 2001 and 2000, the currency creating foreign currency risk for eVision was the Hong Kong dollar.

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

eVision has utilized a wide variety of market risk management methods, primarily for AFFC, including: limits for each trading activity; marking inventory positions to market on a daily basis; daily profit and loss statements; position reports; aged inventory position reports; and independent verification of inventory pricing. Additionally, management of each trading department reported positions, profits and losses, and trading strategies to management on a daily basis. eVision believes that these procedures, which stress timely communication between trading department management and senior management, were the most important elements of the risk management process.

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

                                            September 30, 2001          September 30, 2000
                                       Fair Value   Carrying Value   Fair Value  Carrying Value
                                       ----------   --------------   ----------  --------------
Foreign Exchange Rate Risk:
--------------------------
     Equity securities, trading .......$     --             --          476,897        476,897
     Debt securities(2) ...............      --             --             --             --
     Credit card receivable, net ......    61,918         61,918      3,053,412      2,296,398

     Credit card facilities, net ...... 2,560,153      2,560,153           --             --

Equity Price Risk:
-----------------
     Equity securities,  trading(1)          --             --        1,361,368      1,361,368
     Equity securities(2) .............   227,447        227,447        243,922        243,922

Credit Risk:(2)
--------------
     Debt securities ..................      --             --             --             --
     Credit card receivable, net ......    61,918         61,918      3,053,412      2,296,398
     Credit card facilities, net ...... 2,560,153      2,560,153           --             --
     Notes receivable .................      --             --        1,000,000      1,000,000
     Notes receivable, related party ..   500,000        500,000      5,400,000      5,400,000

Interest Rate Risk:(2)
---------------------
     Convertible debentures .......... (6,309,110)    (6,309,110)    (6,339,276)    (6,339,276)
     Convertible debentures,
          related party .............. (7,929,889)    (7,929,889)    (8,000,000)    (8,000,000)
     Notes receivable ................       --             --        1,000,000      1,000,000
     Notes receivable, related party..    500,000        500,000      5,400,000      5,400,000
(1)	Includes the equity securities of the Asian corporations reported above under foreign exchange rate risk. These have been classified as trading securities.

(2)	All items in these categories of risk are classified as other than trading securities.

In accordance with generally accepted accounting principles, securities classified as trading securities are marked-to-market and the resulting unrealized gain or loss is reflected in the statements of operations. Securities classified as available-for-sale or hold-to-maturity are marked-to-market and the resulting unrealized gain or loss is reflected in the statement of comprehensive income.

The Company’s convertible debentures, and accounts and notes receivable expose the Company to market risks related to changes in interest rates. The following table presents principal by year of maturity, related average fixed interest rates and fair market values at September 30, 2001.

                                                       Maturities for the years ending September 30,
                                             -------------------------------------------------------------------
Assets (Liabilities):                             2002       2003    2004   2005  2006    Thereafter     Total
--------------------                              ----       ----    ----   ----  ----    ----------     -----

Credit card receivable, net ..............   $   61,918         --     --    --    --          --          61,918
  Weighted average interest rate of 10.00%

Credit card facilities, net ..............    2,560,153         --     --    --    --          --       2,560,153
  Weighted average interest rate of 26.00%

Notes receivable, related party ..........         --        500,000   --    --    --          --         500,000
  Weighted average interest rate of 12.00%

Convertible debentures ...................         --           --     --    --    --    (6,309,110)   (6,309,110)
  Weighted average interest rate of 10.00%

Convertible debentures, related party ....         --           --     --    --    --    (7,929,889)   (7,929,889)
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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

eVision dismissed Deloitte & Touche LLP as its independent accountants. Deloitte & Touche LLP acted as the independent accountants for eVision for the years ended September 30, 2000 and 1999. Deloitte & Touche LLP was appointed independent accountants on September 13, 1999.

Deloitte & Touche LLP’s reports on eVision’s financial statements for the two most recent fiscal years ended September 30, 2000 did not contain an adverse opinion or disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles.

The decision to change accountants was recommended by the Audit Committee and approved by eVision’s Board of Directors.

During eVision’s two most recent fiscal years and subsequent interim period up to the date of the change in independent accountants, there were no disagreements with Deloitte & Touche LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement(s), if not resolved to the satisfaction of Deloitte & Touche LLP, would have caused Deloitte & Touche LLP to make a reference to the subject matter of the disagreement(s) in connection with its reports.

During eVision’s most recent fiscal year, there were reportable conditions identified by Deloitte & Touche LLP. Deloitte & Touche LLP identified certain of these reportable conditions as material weaknesses in eVision’s internal controls. Material weaknesses include a significant subsidiary’s lack of developing and implementing definitive lending policies, and documentation supporting lending decisions, addressing credit and collateral risks and borrowers’ ability to repay, and eVision’s lack of documentation of management’s assessment of recoverability and realizability of significant assets. Additionally, Deloitte & Touche LLP identified the lack of contemporaneous documentation of significant agreements as a reportable condition.

The Company’s management disagreed with the identification of certain reportable conditions as material weaknesses.

On June 18, 2001, the Company engaged the accounting firm of Ehrhardt Keefe Steiner & Hottman PC (“EKS&H”) as the Company’s independent accountants for the year ending September 30, 2001.

During the Company’s two most recent fiscal years and subsequent interim period up to the date of the engagement of EKS&H, the Company did not consult with EKS&H with regard to any matter concerning the application of accounting principles to any specific transactions, either completed or proposed, or the type of audit opinion that might be rendered with respect to the Company’s financial statements.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a) Identification of Directors. The present term of office of each director expires at the next annual meeting of shareholders and when his successor has been elected and qualified. The name, position with eVision, age of each director and the period during which each director has served are as follows:

     Name and Position in eVision       Age    Tenor
     -----------------------------      ---    -----

     Fai H. Chan                         57     1997-Present
     Chairman, President and Director

     Tony T. W. Chan (1)                 27     1999-Present
     Chief Operating Officer and
     Director

     Robert H. Trapp                     46     1997-Present
     Managing Director

     Jeffrey M. Busch                    44     1998-November 2001
     Director

     Robert Jeffers, Jr.                 54     1998-November 2001
     Director

     Kwok Jen Fong                       52     1998-January 2002

     Director

(1) Tony T. W. Chan is the son of Fai H. Chan.

(b) Identification of Executive Officers. Each executive officer holds office until his successor is duly appointed and qualified, until his death or resignation or until he shall be removed in the manner provided by eVision’s bylaws. eVision’s current executive officers, their ages, positions with eVision and periods during which they served are as follows:

   Name of Executive Officer and Position in eVision    Age     Officer Since
   -------------------------------------------------    ---     -------------

   Fai H. Chan                                           57       February
   Chairman of the Board and President                              1998

   Tony T.W. Chan                                        27       December
   Chief Operating Officer and Director                             1999

   Robert H. Trapp                                       46       February
   Managing Director                                                1998

   Gary L. Cook                                          43       February
   Chief Financial Officer, Secretary and Treasurer                 1998

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

Fai H. Chan	Fai H. Chan Director of eVision since December 26, 1997; Chairman and President since February 1998. Mr. Chan is the Chairman and Managing Director of Heng Fung and has been a Director of Heng Fung since September 2, 1992. Mr. Chan was elected Managing Director of Heng Fung on May 1, 1995 and Chairman on June 3, 1995. Heng Fung’s primary business activities include real estate investment and development, merchant banking, the manufacturing of building material machinery, pharmaceutical products and retail fashion. Mr. Chan was the President and a Director of Asia SuperNet Corporation and its predecessor, which previously owned various industrial and real estate companies, from June 1994 until January 2001 and Chief Executive Officer thereof from June 1995 through January 2001; a Director of Inter-Asia Equities, Inc., a merchant banking company, since June 1993; Executive Director of Hua Jian International Finance Co., Ltd. from December 1994 until December 1996; and Chairman of the Board of Directors of American Pacific Bank since March 1988 and Chief Executive Officer thereof between April 1991 and April 1993. Mr. Chan is also a director of Global Med Technologies, Inc.

                           Name of Director
                              or Officer                                                              Principal Occupation During the Last Five Years

Robert H. Trapp	Robert H. Trapp Director of eVision since December 26, 1997, and the Managing Director and member of the audit committee of eVision since February 1998, and the President of American Fronteer Financial Corporation since February 1998. Mr. Trapp was a director of Heng Fung from May 1995 to May 2001; a Director of Inter-Asia Equities, Inc., a merchant banking company, since February 1995 and the Secretary thereof since April 1994; Director, Secretary and Treasurer of Asia SuperNet Corporation and its predecessor, which owned various industrial and real estate companies, since June 1994 and the Canadian operational manager of Pacific Concord Holding (Canada) Ltd. of Hong Kong, which operates in the consumer products industry, from July 1991 until November 1997. Mr. Trapp is also a director of Global Med Technologies, Inc.

Jeffrey M. Busch	Director of eVision from February 1998 to November 2001. Mr. Busch was a member of eVision’s audit committee and has been a practicing attorney for at least the last five years. Mr. Busch is also a director of Global Med Technologies, Inc.

Robert Jeffers, Jr.	Director of eVision from February 1998 to November 2001. Mr. Jeffers was a member of eVision’s audit committee and has been a practicing attorney for at least the last five years.

Kwok Jen Fong	Director of eVision from February 1998 to January 2002. Mr. Fong has been a director of Heng Fung since 1995. Mr. Fong has been a practicing solicitor in Singapore for at least the last five years. Mr. Fong is also a director of Global Med Technologies, Inc.

Gary L. Cook	Gary L. Cook Secretary and Treasurer of eVision since February 1998, and Chief Financial Officer of eVision since September 1998. From 1994 to 1996, Mr. Cook was a principal of a small venture in which he had majority ownership, and from 1982 to 1994, was a Senior Manager for KPMG LLP where he managed all auditing services for several clients in various financial and other industries, and developed and implemented accounting, financial reporting and Securities and Exchange Commission reporting systems for growth companies. Mr. Cook is also a director of Global Med Technologies, Inc.

                           Name of Director
                              or Officer                                                            Principal Occupation During the Last Five Years

Tony T. W. Chan	Chief Operating Officer and Director of eVision since 1999. From 1998 to April 1999, Mr. Chan worked for Commerzbank, Global Equities, Hong Kong, a Germany based commercial bank, as an Investment Banker involved in the establishment of a new regional business center in Hong Kong. From 1996 to 1998, Mr. Chan worked for Peregrine Derivatives, a Hong Kong based investment bank, specializing in Asian equity financial products. Mr. Chan received a Bachelor of Commerce degree in Finance with honors from the University of British Columbia. Mr. Chan is also a director of American Pacific Bank and Global Med Technologies, Inc.

Directorships. No director of eVision is a director of any other entity that has its securities registered pursuant to Section 12 of the Securities Exchange Act of 1934, or is subject to the requirements of Section 15(d) of the 1934 Act except Messrs. Fai H. Chan, Trapp, Busch, Fong, Cook and Tony T. W. Chan who are directors of Global Med Technologies, Inc., Mr. Trapp who is a director of Asia SuperNet Corporation, and Fai H. Chan and Tony T. W. Chan are directors of American Pacific Bank.

(f) Involvement in Certain Legal Proceedings. No event required to be reported hereunder has occurred during the past five years.

(g) Promoters and Control Persons. Disclosure under this paragraph is not applicable to eVision.

Section 16(a) Beneficial Ownership Reporting Compliance

To eVision’s knowledge, during and for eVision’s year ended September 30, 2001, there were no directors or officers or more than 10% shareholders of eVision who failed to timely file a Form 3, Form 4 or Form 5, other than the following:

a.	Heng Fung failed to timely file a Form 4 in which two transactions were reported.
b.	Online Credit failed to file a Form 4 in which one transaction was reported.
c.	Fai H. Chan failed to file a Form 4 when he relinquished 9,000,000 options to purchase shares of the Company’s stock.

ITEM 11. EXECUTIVE COMPENSATION

(b) Summary Compensation Table

The following table provides certain information pertaining to the compensation paid by eVision and its subsidiaries during eVision’s last three fiscal years for services rendered by the executive officers of eVision.

Annual Compensation

                                                                              Long-Term
                                                                         Compensation Awards
                                                               Other     -------------------
                           Period                             Annual    Securities   All Other
Name and                   Ended                              Compen-    Underlying   Compen-
Principal Position     September 30,   Salary ($) Bonus ($) sation ($)  Options (#)  sation ($)
------------------     -------------   ---------- --------- ----------  -----------  ----------

Fai H. Chan                 2001      $   ---     $  ---    $   ---         ---         ---
   Chairman of the          2000          ---        ---        ---         ---         ---
   Board of Directors       1999          ---        ---        ---     9,500,000(a)    ---
   and President of the
   Company

Tony T.W. Chan,             2001        146,082      ---        ---         ---      19,986(d)
   Chief Operating          2000        146,008      ---        ---         ---      22,800(d)
   Officer and Director     1999         30,376      ---        ---         ---         ---

Robert H. Trapp             2001        106,715      ---        ---         ---       1,940(e)
   Managing Director        2000        100,094      ---        ---      360,000(b)   1,498(e)
                            1999         75,200      ---        ---      600,000(b)   1,463(e)

Gary L. Cook                2001        138,465      ---        ---         ---        5,910(e)
   Chief Financial          2000        163,262      ---        ---      240,000(c)    5,938(e)
   Officer, Secretary       1999        132,537      ---        ---      500,000(c)    5,960(e)
   and Treasurer
(a)	On January 28, 1999, Mr. Chan was granted a ten year option to purchase 8,000,000 shares of eVision common stock at an exercise price of $0.30. On November 25, 1998, he was also granted options to purchase 1,000,000 shares of eVision common stock subject to certain provisions. Both of these options totaling 9,000,000 options were relinquished by Mr. Chan on June 6, 2001. On January 16, 1999, Mr. Chan was granted a ten year option to purchase 500,000 shares of eBanker common stock at an exercise price of $3.00 per share and exercisable immediately.

(b)	On January 16, 2000, Mr. Trapp was granted a ten year option to purchase 360,000 shares of common stock at $2.875. On this same date, 120,000 of Mr. Trapp’s previously granted options to purchase common stock at $0.20 were cancelled. On November 25, 1998, Mr. Trapp was granted a ten year option to purchase shares of common stock at an exercise price of $0.20, as amended, 480,000 of which are exercisable subject to certain conditions.

(c)	On January 16, 2000, Mr. Cook was granted a ten year option to purchase 240,000 shares of common stock at $2.875. On this same date, 80,000 of Mr. Cook’s previously granted options to purchase common stock at $.20 were cancelled. On November 25, 1998, Mr. Cook was granted a ten year option to purchase shares of common stock at an exercise price of $0.20, as amended, 320,000 of which are exercisable subject to certain conditions.

(d)	Represents matching contributions to a 401(k) plan, medical and disability insurance premiums and housing expenses.

(e)	Represents matching contributions to a 401(k) plan and medical and disability insurance premiums.

(c) Option Grants in Last Fiscal Year

There were no individual grants of stock options made during eVision’s fiscal year ended September 30, 2001 to its executive officers.

(d) Aggregate Option and Warrant Exercises and Fiscal Year End Option and Warrant Value Table

The following table provides information with respect to the named executive officers concerning unexercised options to purchase eVision’s common stock held by them as of September 30, 2001:

Fiscal Year End Option Values

                                  Number of Securities         Value of Unexercised
                                 Underlying Unexercised        In-the-Money Options
                               Options at Fiscal Year End        at Fiscal Year End
           Name                 Exercisable/Unexercisable    Exercisable/Unexercisable(1)
           ----                --------------------------    ----------------------------

           Fai H. Chan                   0 /0                       $0 / $0
           Tony T.W. Chan           30,000 / 0                      $0 / $0
           Robert H. Trapp        480,000 / 360,000                 $0 / $0
           Gary L. Cook           353,333 /240,000                  $0 / $0

(1) The market price of the Company’s stock at September 30, 2001 was less than the exercise price.

(e) Long Term Incentive Plan (LTIP) Awards Table

eVision granted no long-term incentive plan awards to Fai H. Chan, Tony T.W. Chan, Robert H. Trapp, or Gary L. Cook during the year ended September 30, 2001.

(g) Compensation of Directors-Standard Arrangement

Directors of eVision receive no cash compensation for their services as directors.

(h) Employment Contracts and Termination of Employment and Change-In-Control Arrangements

eVision had no such contracts or agreements.

(j) Compensation Committee Interlocks and Insider Participation

eVision has no compensation committee and no officer or employee or former officer of eVision or any of its subsidiaries during the fiscal year ended September 30, 2001 participated in deliberations with eVision’s Board of Directors concerning executive officer compensation.

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

The September 1996 Plan authorizes the granting of options to purchase 15,000,000 shares of eVision’s common stock. No options may be granted after April 8, 2006. As of September 30, 2000, options to purchase 1,054,933 shares of eVision’s common stock at $.20 to $2.88 per share through 2010 were outstanding. Of such options, options to purchase 659,282 shares were exercisable at September 30, 2001.

As of September 30, 2001, eVision had outstanding nonqualified stock options to purchase 1,914,333 shares of eVision’s common stock to certain directors, officers and consultants at an exercise price of between $0.20 and $2.88 per share. These options expire in 2008 and 2009. As of September 30, 2001, 807,055 of these options are exercisable.

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

The ESOP provides that more than half of the assets in the ESOP must consist of eVision’s common stock. The ESOP is administered by a board of trustees under the supervision of an advisory committee, both of which are appointed by eVision’s Board of Directors. As of September 30, 2001, the ESOP owned 81,682 shares of eVision’s common stock and no other marketable securities. The shares are contributed at the discretion of the Board of Directors. For the year ended September 30, 2001, no shares were contributed. Employees become vested in the shares of eVision’s common stock after six years in the ESOP. Employees are 20% vested after two years, vesting an additional 20% each year up to 100% after six years in the ESOP.

Savings Plan

eVision had two retirement saving plans covering all employees who are over 21 years of age. The plans meet the qualifications of Section 401(k) of the Internal Revenue Code. Under the plans, eligible employees can contribute through payroll deductions up to 15% of their base compensation. eVision makes a discretionary matching contribution equal to a percentage of the employee’s contribution. Officers participate in the plans in the same manner as other employees. During the year ended September 30, 2001, the Board of Directors decided to discontinue the sponsorship of these plans. As a result, the all employees who were participants in the plans became fully-vested in their account balances and those balance are in the process of being distributed to them.

eVision has no other bonus, profit sharing, pension, retirement, stock purchase, deferred compensation, or other incentive plans.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a)(b) Security Ownership of Certain Beneficial Owners and Management. The following table sets forth as of December 31, 2001, the number of shares of eVision’s outstanding common and preferred stock beneficially owned by each of eVision’s current directors and officers, sets forth the number of shares of eVision’s common stock and preferred stock beneficially owned by all of eVision’s current directors and officers as a group and sets forth the number of shares of eVision’s common and preferred stock owned by each person who owned of record, or was known to own beneficially, more than 5% of eVision’s outstanding shares of common and preferred stock respectively:

          Name and Address of            Amount and Nature
        Beneficial Owner or Name           of Beneficial           Approximate
         of Officer or Director          Ownership (1)(2)      Percent of Class (2)
    -----------------------------        -----------------     -------------------

    Fai H. Chan                              71,283,980  (3)(11)       77%
    2601, Island Place Tower
    510 King's Road
    North Point, Hong Kong

    Tony T. W. Chan                              30,000  (4)           **%
    1888 Sherman Street, Suite 500
    Denver, Colorado 80203

    Robert H. Trapp                             620,000  (5)(6)         2%
    1888 Sherman Street, Suite 500
    Denver, Colorado 80203

    Kwok Jen Fong     .........                 250,000  (6)(7)         1%
    7 Temasek Blvd #43-03
    Suntec Tower One
    Singapore 038987

    Jeffrey M. Busch                             10,000  (8)           **%
    3828 Kennett Pike, Suite 206
    Greenville, DE  19807

    Robert Jeffers, Jr.                           9,500  (9)           **%
    6101 16th St. SW Suite 511
    Washington, DC  20011

    Gary L. Cook                                463,333  (10)           2%
    1888 Sherman Street, Suite 500
    Denver, Colorado 80203

    All officers and directors               72,666,813  (11)          78%
    As a group (7 persons)

    Online Credit International Limited      71,283,980  (11)          77%
    2601, Island Place Tower
    510 King's Road
    North Point, Hong Kong

**Less than 1%

(1)	Except as indicated below, each person has the sole voting and/or investment power over the shares indicated.

(2)	None of the persons owns any shares of Convertible Series B-1 Preferred Stock. Holders of outstanding shares of Convertible B-1 Preferred Stock will vote on all matters together as a class with the holders of outstanding shares of common stock. Therefore, the “Percent of Class” column is calculated as a percentage of a class that includes the outstanding common stock and the outstanding Convertible B-1 Preferred Stock.

(3)	Includes 71,283,980 shares beneficially owned by Heng Fung. Mr. Chan is an executive officer, a director and an approximate 6% stockholder of Heng Fung.

(4)	Consists of 30,000 shares underlying warrants.

(5)	Consists of 600,000 shares underlying stock options and 20,000 shares underlying warrants.

(6)	Mr. Fong is a director of Heng Fung. Mr. Trapp was a director of Heng Fung through May of 2001. Mr. Trapp and Mr. Fong disclaim beneficial ownership of the shares beneficially owned by Heng Fung.

(7)	Consists of 250,000 shares underlying stock options. Mr. Fong resigned in January 2002.

(8)	Consists of no shares underlying stock options. Mr. Busch resigned effective in November 2001.

(9)	Consists of no shares underlying stock options. Mr. Jeffers resigned effective in November 2001.

(10)	Consists of 400,000 shares underlying stock options, 30,000 shares underlying warrants and 16,949 shares held in eVision’s 401(k) Plan.

(11)	Heng Fung is the parent company of eCredit Singapore (Pte) Ltd. eCredit Singapore is the parent company of Online Credit. 71,283,980 of the shares beneficially owned by Heng Fung are beneficially owned by eCredit Singapore, of which 71,033,980 of the shares are beneficially owned by Online Credit. Of the 71,033,980 shares beneficially owned by Online Credit, 66,340,839 of the shares underlie convertible debentures.

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

In November 2000, eBanker agreed to exercise warrants to purchase 8,000,000 shares of common stock of Global Med at $0.25 per share in exchange for $2,000,000 of its notes receivable from Global Med. Prior to this exercise of warrants, a total of $5,400,000 was outstanding under three separate financing agreements between eBanker and Global Med and there were no remaining amounts available under the commitments. After the exercise, the remaining $3,400,000 outstanding under the various financing agreements and accrued interest of $428,700 were combined into one agreement and the due date was extended to July 1, 2001. Global Med agreed to pay interest of 12% per annum on a semi-annual basis, with the first interest payment due May 19, 2001. The 8,000,000 shares of common stock were issued on February 28, 2001. In consideration for the extension of the remaining principal and interest, eBanker received a fee of 5% payable in 197,600 shares of common stock of Global Med valued at $191,435.

As part of the extension and because the principal was not paid in full by July 1, 2001, the due date for the principal was automatically extended to July 1, 2003. Additionally, eBanker is to be issued warrants to acquire up to 10,168,430 shares of Global Med common stock with an exercise price of $0.50 per share. Additionally, upon the occurrence of certain events related to a certain contract Global Med is negotiating, Global Med will have the right, in its discretion, to put its shares of common stock worth up to $1,500,000 to eBanker at $0.50 per share in the form of exchanging debt for shares of common stock. The default conversion rate under this extension is $1.00 per share. As consideration for this provision, eBanker was issued 500,000 restricted shares of Global Med common stock valued at $484,400.

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

On January 21, 2002, Global Med entered into a 12% Promissory Note agreement whereby Global Med would borrow $50,000. Interest accrues at 12% per annum. Half the principal and interest is due and payable on July 21, 2002. The remainder of principal and interest is due and payable on October 21, 2002. The Board of eBanker has not yet approved the promissory note nor have the funds been released.

Heng Fung Holdings Limited

Convertible Debentures

In December 1997, the Company sold Online Credit a ten year $4,000,000 10% Convertible Debenture (Convertible Debenture) that is convertible into shares of common stock of the Company at a price of $0.53125 per share until December 15, 2007, unless sooner paid, and an option to purchase a $11,000,000 10% Convertible Debenture (Option) that is convertible into shares of common stock of the Company at a price of $0.61 per share until ten years from the date of issue unless sooner paid. Online Credit partially exercised the option and purchased additional 10% Convertible Debentures totaling $2,500,000. On September 23, 1998, Online Credit and the Company agreed to amend the terms of the remaining $8,500,000 of the $11,000,000 10% Convertible Debenture by increasing the interest rate to 12%, changing the conversion price from $0.61 per share to the lower of $0.35 or the fair market value per share, and establishing the default conversion price at $0.10 per share. On September 25, 1998, Online Credit partially exercised its option to purchase $8,500,000 of 12% Convertible Debentures by purchasing a $500,000 12% Convertible Debenture from the Company. During the year ended September 30, 1999, Online Credit purchased an additional $1,000,000 convertible debenture. As of September 30, 2000 and 1999, Online Credit held a total of $8,000,000 in convertible debentures.

At September 30, 2000 and 1999, the current portion of the convertible debentures of $500,000 was due March 2001 and March 2000, respectively. In consideration of the extension of the due date to March 2000, eVision paid Online Credit a financing fee equal to 5% or $25,000 in the form of 44,092 shares of common stock of the Company. In consideration of the extension of the due date to March 2001, eVision paid Online Credit a financing fee equal to 3% or $15,000. On January 17, 2001, Online Credit agreed to extend the $500,000 due March 2001 until March 2002 in consideration of a fee of one percent, or $5,000. In May 2001, the Company agreed to repay $660,000 of the convertible debentures for $600,000, including the $500,000 due in March 2002. The difference of $60,000 was credited to additional paid-in-capital.

The quarterly interest payments on the convertible debentures purchased pursuant to the convertible debenture agreement are currently being made in shares of the Company’s common stock. During the year ended September 30, 2000 and 1999, 1,705,014 and 1,569,417 shares of the common stock of the Company, respectively, were issued to pay the accrued interest. During fiscal 2001, 428,583 common shares of the Company were issued to pay interest through September 30, 2000. Online Credit has agreed to allow eVision to pay interest on these convertible debentures in cash or in shares of eVision common stock, at eVision’s option, until April 1, 2002.

On June 8, 2001, the Company and Online Credit entered into an agreement whereby eVision agreed to pay $7,314,316 of principal and interest, in the form of transferring ownership of assets, to Online Credit in satisfaction of certain convertible debentures outstanding subject to the approval of the eVision Shareholders. The shareholders approved the agreement on November 28, 2001. The convertible debentures were issued under the Convertible Debenture and Option. Of the Convertible Debenture and Option, Online Credit had exercised and held $8,000,000 prior to the satisfaction in May 2001 of $660,000 of convertible debentures. Of the remaining $7,340,000, $6,749,924 of principal will be satisfied, as will $564,392 of accrued interest thereon. The remaining outstanding balance of convertible debentures of $590,076 will be documented in the form of a convertible debenture in accordance with terms under the Option and will accrue interest at 8% with a maturity of 2007. Online Credit gave up its Option to purchase an additional $7,000,000 of convertible debentures. As part of the agreement, the Company was granted an option to purchase approximately 20% of the total outstanding common stock of eBanker at an exercise price of $4.07 per share on or before December 31, 2001, at $4.31 per share on or before December 31, 2002 and at $4.57 per share on or before December 31, 2003, with the expiration of the option December 31, 2003.

The assets of eVision which will be used as satisfaction of the convertible debentures identified above consist of all debt, equity and derivative instruments of eBanker owned by eVision, except that owned by American Fronteer, as of June 8, 2001; all shares of Global Growth; and 1,050,000 common shares of Global Med. On June 27, 2001, these assets were pledged to secure eVision’s performance under all convertible debentures currently outstanding to Online Credit. As consideration for the pledge, Online Credit agreed to reduce the interest rate from 12% to 2% on a $589,889 convertible debenture due June 4, 2006 that was recently issued to Heng Fung in consideration for Heng Fung paying the Convertible Series B-1 Preferred Stock dividend of eVision in accordance with the guaranty of Heng Fung. The $589,889 convertible debenture was assigned by Heng Fung to Online Credit.

Prior to the transaction, eVision owned approximately 40% of eBanker’s outstanding common shares and approximately 5% of Global Med. Separately, eBanker owns approximately 43% of Global Med. As part of the agreement, amounts owing to eVision from Global Growth of approximately $900,000 were cancelled.

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

Heng Fung purchased a convertible debenture in the amount of $60,000 from eVision on October 2, 2001. The debenture is convertible at the market price, is due October 2, 2002 and accrues interest at 12% per annum. Interest is payable quarterly, and at the option of Heng Fung, is payable in cash or common shares of eVision.

Convertible Series B-1 Preferred Stock Dividend Guaranty

Heng Fung has guaranteed through October 31, 2002, the payment of each annual 8% cash dividend on the Convertible Series B-1 Preferred Stock that was offered by eVision if such dividend is not paid by eVision. In consideration for making such guaranty, eVision issued an affiliate of Heng Fung 250,000 shares of eVision’s common stock that had a value of $62,500 based on the closing price of $0.25 per share of the common stock on the date of the agreement. If Heng Fung is required to make dividend payments as a result of its guaranty, Heng Fung or its designee will receive a five year 12% convertible debenture equivalent to the amount that Heng Fung is required to pay on the guaranty unless the act of eVision in giving Heng Fung or its designee the 12% convertible debenture would be deemed to be an illegal distribution under the Colorado Business Corporation Act. In such event, Heng Fung or its designee would receive, instead of a 12% convertible debenture, the number of shares of common stock as is equal to the total amount of the dividend paid divided by 90% of the conversion price of the common stock as defined in the 12% convertible debenture. In general, the conversion price of the convertible debenture will be the market price of the common stock on the date of conversion.

The cash portion of the dividend payment for April 30 and October 31, 2001 were made Heng Fung pursuant to the guaranty mentioned above. In return, eVision gave Heng Fung a convertible debenture for $589,889 due June 2006 and $614,963 due December 2006, respectively, representing the April 30 and October 31, 2001 cash payments.

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

Credit Card Accounts and Facilities Receivable

In March 2000, eBanker acquired from MBf Card International Limited (MBf) a non-revolving interest in certain outstanding credit card accounts receivable for a total consideration of $7,625,062, which represented a discount of $1,601,976 from the total book value of the outstanding balances of the credit card accounts receivable of $9,227,038. This total of $9,227,038 consisted of approximately 92% of current accounts receivable and approximately 8% of 1 to 30 days past due accounts receivable. Approximately 60% of the initial consideration, or $4,645,040, was paid at the time of closing and the remaining balance was offset against collections on the related credit card receivables. Of the total purchase discount of $1,601,976, $800,000 was allocated to an allowance for doubtful accounts and the remaining discount of $801,976 is being accreted to income using the straight-line method over a period of 18 months, the estimated life of the credit card accounts receivable.

Concurrent with the acquisition of the credit card portfolio by eBanker, Online Credit acquired MBf and changed the name of MBf to Online Credit Card Limited (OCCL). OCCL processes the credit card collections for eBanker, remits collections to eBanker on a monthly basis, and manages and absorbs the costs associated with (i) the administration and overhead of the portfolio including rent, utilities, salaries, wages, benefits, and hardware, software and other equipment costs, (ii) the underlying cards’ benefits and bonus points program, (iii) one-third of any charge-offs and (iv) providing 24-hour customer support. eBanker estimates that it paid OCCL approximately $290,000 related to processing collections for the year ended September 30, 2001. In addition to the accretion of the discount, eBanker earns 10% interest on the outstanding credit card accounts. For the year ended September 30, 2001, after payment of the fees related to processing collections, eBanker recognized interest income of approximately $705,000, including the discount accretion. In addition, eBanker paid OCCL a one-time fee of approximately $100,000 related to its share of legal, audit, and other fees as part of the acquisition of the credit card accounts receivable. As of September 30, 2001, the net credit card accounts receivable balance was $61,918.

During the year ended September 30, 2001, eBanker and OCCL entered into agreements to lend funds to unaffiliated Hong Kong companies through credit card facilities. eBanker and OCCL share in the loans, as proportionately agreed. The credit card facilities bear interest at the rate of 3% per month and are administered by OCCL. In exchange for OCCL’s administration of the facilities, legal documentation and due diligence, eBanker pays OCCL 10% per annum on eBanker’s share of the outstanding balances. eBanker’s share of the balance outstanding as of September 30, 2001 was $2,622,407, including interest and net of allowances of $943,977.

Global Online Funds, Inc.

In July 1999, eVision sold to Ladsleigh Investments Limited (Ladsleigh), an unrelated party, 100% of the stock of Fronteer Capital, now known as LIL Capital Inc., for $3,000,000. The primary assets of LIL Capital were approximately 122,084,000 shares of the common stock of Heng Fung. The purchase price was paid in cash of $150,000 and in the form of a promissory note for $2,850,000, which bore interest at 14% and was due July 30, 2000. To secure the promissory note, eVision held all the primary assets of LIL Capital in escrow.

In March 2000, Ladsleigh sold the Company a ten year option to reacquire all of the outstanding stock of LIL Capital. eVision paid $250,000 for the option and the exercise price of the option was the amount outstanding under the note receivable plus all accrued interest. In July 2000, call options on the Heng Fung stock previously sold by Ladsleigh to other unrelated parties expired unexercised and eVision exercised its option to reacquire LIL Capital. The option price was paid by canceling the $2,850,000 promissory note and the accrued interest thereon of $371,292. The assets of LIL Capital consisted primarily of the assets previously sold to Ladsleigh. In conjunction with the exercise, the Company recognized a charge of $425,000 representing the excess of the cost over the market value of the LIL Capital assets.

In 2000, eVision transferred the ownership of LIL Capital to Global Online Funds, Inc. (Global Online), a wholly owned subsidiary of eVision. As of September 30, 2000, Global Online’s consolidated assets consisted primarily of 123,294,000 shares of common stock and warrants to purchase 24,416,800 shares of common stock of Heng Fung. The warrants subsequently expired. Because of the reacquisition, uncertainty regarding their ultimate disposition and current accounting practices regarding investments in stock of a parent company by a subsidiary, the investment in the equity instruments (common stock and common stock warrants) of Heng Fung is reflected in the financial statements at September 30, 2000 as a contra-equity account at their cost of $2,545,286, in a manner similar to treasury stock. During the year ended September 30, 2001, all of the common stock of Heng Fung was disposed of for net proceeds of $1,007,877. The resulting loss of $1,444,603 was accounted for as a reduction of additional paid-in capital.

eBanker

On April 5, 2001, eBanker entered into a loan agreement with a previously unaffiliated entity for $500,000, bearing interest at a rate of 12% per annum, payable quarterly for a term of 36 months. The loan is secured by certain assets of the entity including, but not limited to, the current and future intellectual property (trademarks, software, copyrights, technology, licenses, and patented technology), marketable securities and stock of the entity that is not owned by the entity itself. eBanker received a commitment fee equal to 10% of the entity’s common stock. At the time of the transaction, two of the entity’s principals, Mr. Jeffers, Jr. and Mr. Busch, were members of the Board of Directors of eVision.

On September 19, 2001, eBanker and Online Credit entered into an Acquisition Support Engagement Agreement, which required Online Credit to assist and advise eBanker in a proposal to gain control of Tem Fat Hing Fung Holdings Limited (Tem Fat), a Bermuda company listed on the Stock Exchange of Hong Kong. Online Credit was positioned as a creditor of Tem Fat, who was in provisional liquidation, to influence and negotiate with the other creditors to potentially gain control of Tem Fat. Under the terms of the Agreement, eBanker paid Online Credit a $500,000 non-refundable fee for Online Credit to withdraw its previously presented proposal to the creditors of Tem Fat to enable eBanker to present its proposal relative to positioning certain of its assets into Tem Fat and gaining control of Tem Fat. eBanker intended to use Tem Fat’s Stock Exchange of Hong Kong main-board listed status to securitize its investment in Global Med, by injecting its investment in various Global Med securities and additional capital into Tem Fat in exchange for control. Although eBanker’s proposal was one of only two proposals that make it to the final selection stage, in November 2001 the creditor’s steering committee accepted a proposal other than that of eBanker’s, mainly due to increases in the competing bid’s cash offer component.

During the year ended September 30, 2001, eVision purchased 10,000 shares of eBanker common stock, 50,000 common stock warrants and Convertible Debentures of $100,000 from eBanker shareholders for $100,000. During the year ended September 30, 2000, eVision purchased 56,000 shares of eBanker common stock, 280,000 common stock warrants and convertible debentures of $560,000 from eBanker shareholders for $571,628 and also purchased 307,692 shares of newly issued common stock directly from eBanker for $1,999,998. As of September 30, 2001, eVision owned 40% of the outstanding common stock of eBanker. On November 28, 2001, this ownership was transferred to Online Credit in accordance with the asset transfer voted on by shareholders as previously discussed.

On August 19, 2001 in conjunction with the asset transfer, eBanker and Online Credit entered into an option hedge agreement whereby Online Credit agreed to the cancellation and return of common shares of eBanker equal to the number of common shares that are purchased by the Company in the exercise of the option agreement dated August 19, 2001. As part of the option hedge agreement, eBanker agreed to pay Online Credit the proceeds received by eBanker from the exercise of the option agreement by the Company less a fee of $0.25 per share.

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

Other

eVision Corporate Services, Corporate Net Solutions and eBiz Web Solutions are wholly owned subsidiaries of eVision that provided management, accounting, administrative, technology support and web development services to consolidated and unconsolidated entities that are affiliated through common ownership or control. Asia SuperNet Corporation, Q6 Technologies and Global Med were charged $241,451 and $308,200, for these services for the years ended September 30, 2001 and 2000, respectively. eVision, eBanker, eBiz Web Solutions, Corporate Net Solutions, Secutron, and American Fronteer were charged $1,195,055, $1,336,733 and $523,845, for these services for the years ended September 30, 2001, 2000 and 1999, respectively.

During the years ended September 30, 2001 and 2000, the Company paid Jeffrey M. Busch, an outside director, $26,576 and $140,293, respectively, for legal services and reimbursement of actual expenses on the Company’s behalf.

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

PART IV

ITEM 14. EXHIBITS, FINANCIAL SCHEDULES, AND REPORTS ON FORM 8-K

(a) (1) (i) Financial Statements and Financial Statement Schedules

         Index To Financial Statements:                                                            Page
         ------------------------------                                                            ----

         Independent Auditors' Report                                                              F-1
         Consolidated Balance Sheets as of September 30, 2001 and 2000                             F-3
         Consolidated Statements of Operations for the three year period ended
            September 30, 2001                                                                     F-5
         Consolidated Statements of Comprehensive Loss for the three year
            period ended September 30, 2001                                                        F-7
         Consolidated Statements of Stockholders' Equity (Deficit) for the
            three year period ended September 30, 2001                                             F-8
         Consolidated Statements of Cash Flows for the three year period ended
            September 30, 2001                                                                     F-10
         Notes to the Consolidated Financial Statements                                            F-13

(a) (1) (ii) Other Financial Statements

eVISION INTERNATIONAL, INC. AND SUBSIDIARIES

Unaudited Proforma Balance Sheet:

                                                  eVision                                                        Proforma
                                               September 30,                      Global                       September 30,
                                                    2001         eBanker (A)     Growth (B)       Other (C)         2001
                                               ------------      ----------      ----------       --------     -------------
CURRENT ASSETS
   Cash and cash equivalents ..................   $ 5,668,751    (5,594,630)       (14,490)          --           59,631
   Credit card facilities receivable, net .....     2,560,153    (2,560,153)          --             --             --
   Credit card accounts receivable, net .......        61,918       (61,918)          --             --             --
   Accounts receivable trade, net .............     1,154,602    (1,152,683)          --           (1,919)          --
   Account receivable, related party ..........       718,004      (763,660)          --           45,656           --
   Other receivables ..........................       442,827      (619,797)       (13,341)       209,143         18,832
   Accrued interest receivable ................        92,253       (92,253)          --             --             --
   Accrued interest receivable, related party..           653          (653)          --             --             --
   Securities owned, at market value ..........       233,506      (127,589)          --             --          105,917
   Notes receivable, net ......................          --            --             --             --             --
   Investments, available-for-sale, at
       market value ...........................       227,447          --             --             --          227,447
   Other assets ...............................       376,700      (149,371)        (2,821)      (224,508)          --
   Net current assets of discontinued
    operations ................................          --            --             --             --             --
                                                  -----------   -----------    -----------    -----------    -----------
       Total current assets ...................    11,536,814   (11,122,707)       (30,652)        28,372        411,827

PROPERTY, FURNITURE AND
   EQUIPMENT, net .............................     1,918,415      (252,133)    (1,523,147)      (143,135)          --

NOTES RECEIVABLE, RELATED
    PARTY .....................................       500,000      (500,000)          --             --             --

FINANCING COSTS, net ..........................       683,700      (650,376)          --          (33,324)          --

CAPITALIZED SOFTWARE DEVELOPMENT COSTS ........       781,044      (781,044)          --             --             --

GOODWILL ......................................     5,145,904    (5,145,904)          --             --             --

OTHER NONCURRENT ASSETS .......................       705,294    (1,030,270)       (40,228)       365,204           --

NET LONG TERM ASSETS OF DISCONTINUED
   OPERATIONS .................................        27,433          --             --          (27,433)          --
                                                  -----------   -----------    -----------    -----------    -----------
   Total assets ...............................   $21,298,604   (19,482,434)    (1,594,027)       189,684        411,827
                                                  ===========   ===========    ===========    ===========    ===========

See the introductory information and the notes to the unaudited proforma financial statements.

eVISION INTERNATIONAL, INC. AND SUBSIDIARIES

Unaudited Proforma Balance Sheet (Continued)::

                                                eVision                                                      Proforma
                                             September 30,                        Global                    September 30,
                                                  2001         eBanker (A)       Growth (B)     Other (C)       2001
                                             ------------      ----------        ---------      --------     -----------
CURRENT LIABILITIES
Accounts payable and accrued
   expenses ...............................  $  5,971,229      (2,490,241)         (7,236)           --         3,473,752
Accrued dividends payable .................       958,790            --              --              --           958,790
Accrued interest payable ..................       121,633        (121,633)           --              --              --
Accrued interest payable to
   related party ..........................       818,083         (11,000)           --          (242,501)        564,582
Deferred revenues .........................     2,165,444      (2,165,444)           --              --              --
Current portion of long-term
   debt and capital lease
obligation ................................        92,276         (82,948)         (9,328)           --              --
Current portion of convertible
   debentures, related party ..............          --              --              --              --              --
Financing agreements with
   related party ..........................          --              --              --              --              --
Other current liabilities .................        51,952           2,357      (1,002,611)      1,002,611          54,309
Net current liabilities of
   discontinued operations ................     4,070,699            --              --              --         4,070,699
                                             ------------    ------------    ------------    ------------    ------------
   Total current liabilities ..............    14,250,106      (4,868,909)     (1,019,175)        760,110       9,122,132

LONG TERM DEBT AND
   CAPITAL LEASE OBLIGATIONS,
   net of current portion .................       790,671         (19,083)       (771,588)           --              --
CONVERTIBLE DEBENTURES ....................     6,309,110      (6,309,110)           --              --              --
CONVERTIBLE DEBENTURES,
   RELATED PARTY ..........................     7,929,889        (570,689)           --        (6,179,235)      1,179,965
                                             ------------    ------------    ------------    ------------    ------------
   Total liabilities ......................    29,279,776     (11,767,791)     (1,790,763)     (5,419,125)     10,302,097
                                             ------------    ------------    ------------    ------------    ------------

MINORITY INTEREST .........................     4,596,998            --              --        (4,596,998)           --
                                             ------------    ------------    ------------    ------------    ------------
STOCKHOLDERS' EQUITY
Preferred stock ...........................       152,487          (1,000)           --             1,000         152,487
Common stock ..............................       257,893         (27,159)           --            27,159         257,893
Additional paid-in capital ................    28,097,629      (9,917,353)           --         9,917,353      28,097,629
Accumulated deficit .......................   (41,101,647)      2,230,869         204,237         260,295     (38,406,246)
Accumulated other comprehensive
   loss ...................................        15,468            --            (7,501)           --             7,967
                                             ------------    ------------    ------------    ------------    ------------
    Total stockholders' equity (deficit) ..   (12,578,170)     (7,714,643)        196,736      10,205,807      (9,890,270)
                                             ------------    ------------    ------------    ------------    ------------

Total liabilities and stockholders'
    Equity (deficit) ......................  $ 21,298,604     (19,482,434)     (1,594,027)        189,684         411,827
                                             ============    ============    ============    ============    ============

See the introductory information and the notes to the unaudited proforma financial statements.

eVISION INTERNATIONAL, INC. AND SUBSIDIARIES

Unaudited Proforma Statement Of Operations::

                                         eVision
                                        year ended                                                     Proforma
                                       September 30,                                                 September 30,
                                           2001        eBanker (A)   Global Growth (B)   Other (D)       2001
                                       ------------    ----------    ----------------    ---------   ------------
REVENUE:

Computer hardware and software
  operations ........................     5,443,810     (5,118,680)          --             --          325,130
Interest income on investments and
  loans .............................     1,906,190     (1,902,101)          --           19,380         23,469
Interest income on loans, related ...       846,616       (916,042)          --           69,426           --
Realized gain on sale of
investment
  securities ........................           169           --             --             --              169
Other ...............................       153,703        (45,720)       (87,804)     1,337,335      1,357,514
                                        -----------    -----------    -----------    -----------    -----------
  Total revenue .....................     8,350,488     (7,982,543)       (87,804)     1,426,141      1,706,282
                                        -----------    -----------    -----------    -----------    -----------
COST OF SALES AND OPERATING EXPENSES:

Computer cost of sales ..............     2,537,845     (2,017,081)          --             --          520,764
Unrealized (gain) loss on
securities ..........................       338,551        (55,623)          --             --          282,928
Interest expense on convertible
  debentures ........................       881,790       (954,941)          --           73,151           --
General and administrative ..........    10,921,797     (7,030,167)       (75,499)     2,455,097      6,271,228
Depreciation and amortization .......     1,341,472     (1,071,538)       (23,306)          --          246,628
                                        -----------    -----------    -----------    -----------    -----------
  Total cost of sales and operating
    expenses ........................    16,021,455    (11,129,350)       (98,805)     2,528,248      7,321,548
                                        -----------    -----------    -----------    -----------    -----------

Operating loss ......................    (7,670,967)     3,146,807         11,001     (1,102,107)    (5,615,266)
                                        -----------    -----------    -----------    -----------    -----------

Continued

See the introductory information and the notes to the unaudited proforma financial statements.

eVISION INTERNATIONAL, INC. AND SUBSIDIARIES

Unaudited Proforma Statement Of Operations (Continued):

                                         eVision
                                        year ended                                                      Proforma
                                       September 30,                                                  September 30,
                                           2001         eBanker (A)   Global Growth (B)   Other (D)       2001
                                       ------------     ----------    ----------------    ---------   ------------

Operating loss ....................... $ (7,670,967)      3,146,807          11,001     (1,102,107)     (5,615,266)
                                       ------------    ------------    ------------   ------------    ------------

OTHER INCOME (EXPENSE):
Interest income ......................       46,958         (27,811)           --             --            19,147
Interest expense .....................     (223,616)        141,128          78,372           --            (4,116)
Interest expense, related ............     (836,630)           --              --          242,501        (594,129)
Foreign currency transaction loss ....      (86,432)           --            50,647           --           (35,785)
Loss from equity investments .........   (1,087,023)        238,718            --             --          (848,305)
Other ................................       71,418            --              --             --            71,418
                                       ------------    ------------    ------------   ------------    ------------
     Total other income (expense) ....   (2,115,325)        352,035         129,019        242,501      (1,391,770)
                                       ------------    ------------    ------------   ------------    ------------

Loss before minority interest and
     income taxes ....................   (9,786,292)      3,498,842         140,020       (859,606)     (7,007,036)

Minority interest in loss ............    1,984,138            --              --       (1,984,138)           --
                                       ------------    ------------    ------------   ------------    ------------

Loss from operations before
income
     taxes ...........................   (7,802,154)      3,498,842         140,020     (2,843,744)     (7,007,036)

Income tax expense ...................      189,138        (189,138)           --             --              --
                                       ------------    ------------    ------------   ------------    ------------

Net loss from continuing
operations ........................... $ (7,613,016)      3,309,704         140,020     (2,843,744)     (7,007,036)
   Net loss from discontinued
   operations ........................   (7,439,296)           --              --             --        (7,439,296)
                                       ------------    ------------    ------------   ------------    ------------
 Net loss ............................  (15,052,312)      3,309,704         140,020     (2,843,744)    (14,446,332)
 Preferred stock dividends ...........   (2,253,297)           --              --             --        (2,253,297)
                                       ------------    ------------    ------------   ------------    ------------
Net loss applicable to common
   shareholders ......................  (17,305,609)      3,309,704         140,020     (2,843,744)    (16,699,629)
                                       ============    ============    ============   ============    ============

Weighted average number of
     common shares outstanding .......   25,418,262                                                     25,418,262
                                       ============                                                   ============

Basic and diluted loss per common
     share ........................... $      (0.68)                                                  $      (0.66)
                                       ============                                                   ============

See the introductory information and the notes to the unaudited proforma financial statements.

eVISION INTERNATIONAL, INC. AND SUBSIDIARIES

Notes To The Unaudited Proforma Financial Statements:

The following explain the adjustments in the accompanying proforma financial statements related to the Asset Transfer transaction:

Note (A)	The entries in this column reflect the unconsolidation of eBanker from the Company.

Note (B)	The entries in this column reflect the unconsolidation of Global Growth from the Company.

Note (C)	The entries in this column give effect to the assets acquired by Online Credit, including the reduction of convertible debentures and interest as payment for the assets acquired. Additionally, this column includes the reversal of certain applicable elimination entries done in consolidation and consideration for liquidation values for the remaining assets.

Note (D)	The entries in this column give effect to the reduction in certain expenses and revenues as a result of the assets acquired by Online Credit. Interest expense on the convertible debentures held by Online Credit is reduced. The loss from equity investments is reduced for losses recorded prior to the consolidation of Global Med. The minority interest in loss relates to eBanker and Global Med. An adjustment is made for consideration for liquidation values for the remaining assets.

(a) (2) Financial Statement Schedules.

All schedules are omitted because the required information is not present in amounts sufficient to require submission of the schedule or because the information required is included in the Consolidated Financial Statements and Notes thereto.

(a) (3) Exhibits. See "EXHIBIT INDEX" on page 45.

(b) Current Reports on Form 8-K:

A Current Report on Form 8-K dated June 8, 2001, was filed on July 5, 2001 to report under Item 5 information relating to the agreement between eVision and Online Credit concerning the proposal to transfer to Online Credit assets in satisfaction of certain convertible debentures outstanding subject to the approval of the eVision shareholders.

(c) Exhibits: Included as exhibits are the items in the Exhibit Index.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                                           eVISION USA.COM, INC.

Dated:   February 14, 2002                             /s/ Tony T. W. Chan
                                                                              Tony T. W. Chan, Chief Operating Officer

Dated:   February 14, 2002                             /s/ Gary L. Cook
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

Dated:   February 14, 2002                             /s/ Fai H. Chan
                                                                              Fai H. Chan, Director

Dated:   February 14, 2002                             /s/ Tony T. W. Chan
                                                                              Tony T. W. Chan, Director

Dated:   February 14, 2002                             /s/ Robert H. Trapp
                                                                              Robert H. Trapp, Director

INDEPENDENT AUDITORS’ REPORT

The Board of Directors
eVision International, Inc. and subsidiaries

We have audited the accompanying consolidated balance sheet of eVision International, Inc. (formerly eVision USA.com, Inc.) and subsidiaries as of September 30, 2001, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity (deficit) and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The consolidated financial statements of eVision USA.com, Inc. and subsidiaries as of September 30, 2000 and 1999, were audited by other auditors whose report dated March 26, 2001, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of eVision International, Inc. and subsidiaries as of September 30, 2001, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has significant cash requirements and has incurred losses from operations resulting in an accumulated deficit. In addition, on November 28, 2001, unaffiliated stockholders of the Company voted to approve payment of past due amounts to a related party by transferring most of the Company’s assets and virtually all of the Company’s business to the related party. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regard to this matter are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company conducts numerous transactions with related parties primarily related to financing activities and derives a significant portion of its revenues through related parties.

                                                                                                                                                                                      /s/ Ehrhardt Keefe Steiner & Hottman PC

January 18, 2002
Denver, Colorado

eVISION INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

                                                                        September 30,
                                                                ------------------------------
                                                               Unaudited
                                                                Proforma
ASSETS                                                            2001        2001        2000
------                                                            ----        ----        ----
                                                                (Note 2)
CURRENT ASSETS:
   Cash and cash equivalents .............................   $    59,631   5,668,751   9,132,976
   Credit card facilities receivable, net ................          --     2,560,153        --
   Credit card accounts receivable, net ..................          --        61,918   2,296,398
   Accounts receivable trade, net ........................          --     1,154,602      44,799
   Accounts receivable, related party ....................          --       718,004     753,151
   Other receivables .....................................        18,832     442,827      33,298
   Accrued interest receivable ...........................          --        92,253      90,000
   Accrued interest receivable, related party ............          --           653     365,419
   Securities owned, at market value .....................       105,917     233,506     607,455
   Notes receivable, net .................................          --          --     1,000,000
   Investments, available-for-sale, at market value ......       227,447     227,447     243,922
   Other assets ..........................................          --       376,700     130,033
   Net current assets of discontinued operations .........          --          --     1,523,985
                                                             ----------- ----------- -----------

      Total current assets ...............................       411,827  11,536,814   16,221,436

PROPERTY, FURNITURE AND EQUIPMENT, net ...................          --     1,918,415    2,269,582

NOTES RECEIVABLE, RELATED PARTY ..........................          --       500,000    5,400,000

FINANCING COSTS, net of accumulated amortization
    of $342,174 and $234,493, respectively ...............          --       683,700      791,381

CAPITALIZED SOFTWARE DEVELOPMENT COSTS, net of
   accumulated amortization of $2,358,678 ................          --       781,044        --

GOODWILL, net of accumulated amortization of $1,146,571 ..          --     5,145,904        --

OTHER NONCURRENT ASSETS ..................................          --       705,294    1,069,483

NET LONG TERM ASSETS OF DISCONTINUED OPERATIONS ..........          --        27,433    1,813,675
                                                             ----------- -----------  -----------

      Total assets .......................................   $   411,827   21,298,604  27,565,557
                                                             =========== ============ ===========

See accompanying independent auditors’ report and notes to consolidated financial statements.

eVISION INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (CONTINUED)

                                                                                     September 30,
                                                                            ------------------------------
                                                                           Unaudited
                                                                            Proforma
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                                 2001        2001            2000
---------------------------------------------                                  ----        ----            ----
                                                                            (Note 2)
CURRENT LIABILITIES:
   Accounts payable and accrued expenses .............................   $  3,473,752       5,971,229       948,601
   Accrued dividends payable .........................................        958,790         958,790       962,934
   Accrued interest payable ..........................................           --           121,633       123,300
   Accrued interest payable to related party .........................        564,582         818,083       212,111
   Deferred revenues .................................................           --         2,165,444       119,257
   Current portion of long-term debt and capital lease obligations ...           --            92,276         9,260
   Current portion of convertible debentures to related party ........           --            --           500,000
   Other current liabilities .........................................         54,309          51,952        27,176
   Net current liabilities of discontinued operations ................      4,070,699       4,070,699          --
                                                                         ------------    ------------    ----------

      Total current liabilities ......................................      9,122,132      14,250,106     2,902,639

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS,
    net of current portion ...........................................           --           790,671       818,408
CONVERTIBLE DEBENTURES ...............................................           --         6,309,110     6,339,276
CONVERTIBLE DEBENTURES TO RELATED PARTY ..............................      1,179,965       7,929,889     7,500,000
DEFERRED RENT CONCESSIONS ............................................           --            --         1,426,654
                                                                         ------------    ------------    ----------

      Total liabilities ..............................................     10,302,097      29,279,776    18,986,977
                                                                         ------------    ------------    ----------

MINORITY INTEREST IN SUBSIDIARIES ....................................           --         4,596,998     6,606,127
                                                                         ------------    ------------    ----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT):
   Preferred Stock: 25,000,000 shares authorized, $0.10 par value;
  Convertible Series B-1, 1,524,872 and 1,488,219 shares issued and
    outstanding ......................................................        152,487         152,487       148,822
   Common Stock: 1,000,000,000 shares authorized, $0.01 par value;
    25,789,280 and 24,565,811  shares issued and outstanding .........        257,893         257,893       245,658
   Additional paid-in capital ........................................     28,097,629      28,097,629    27,925,052
   Accumulated deficit ...............................................    (38,406,246)    (41,101,647)  (23,796,038)
   Accumulated other comprehensive income (loss) .....................          7,967          15,468        (5,755)
   Investment in Heng Fung common stock, at cost .....................           --            --        (2,545,286)
                                                                         ------------    ------------   -----------
         Total stockholders' equity (deficit) ........................     (9,890,270)    (12,578,170)    1,972,453
                                                                         ------------    ------------   -----------

         Total liabilities and stockholders' equity (deficit) ........   $    411,827      21,298,604    27,565,557
                                                                         ============    ============   ===========

See accompanying independent auditors’ report and notes to consolidated financial statements.

eVISION INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                Year Ended September 30,
                                                                 ------------------------------------------------------
                                                                Unaudited
                                                                 Proforma
                                                                   2001            2001            2000            1999
                                                                   ----            ----            ----            ----
                                                                 (Note 2)
REVENUE:
Computer hardware and software operations ................   $    325,130       5,443,810       1,713,753       9,705,227
Interest income on investments and loans .................         23,469       1,906,190       1,188,281       1,164,518
Interest income on loans, related parties ................           --           846,616       1,784,093         247,474
Realized gain on sale of investment securities ...........            169             169       1,462,240         447,863
Gain on sale of assets ...................................           --              --              --         1,682,001
Other ....................................................      1,357,514         153,703         446,541          44,722
                                                             ------------    ------------    ------------    ------------

       Total revenue .....................................      1,706,282       8,350,488       6,594,908      13,291,805
                                                             ------------    ------------    ------------    ------------

COST OF SALES AND OPERATING EXPENSES:
Computer cost of sales ...................................        520,764       2,537,845       1,462,578       8,752,669
Unrealized (gain) loss on securities .....................        282,928         338,551         (40,077)         65,315
Interest expense on convertible debentures ...............           --           881,790         932,324       1,012,956
Provision for loan and interest impairment ...............           --           829,588         866,833            --
General and administrative ...............................      6,271,228      10,092,209       5,067,115       3,023,185
Depreciation and amortization ............................        246,628       1,341,472         120,431          37,819
                                                             ------------    ------------    ------------    ------------

        Total cost of sales and operating expenses .......      7,321,548      16,021,455       8,409,204      12,891,944
                                                             ------------    ------------    ------------    ------------

Operating profit  (loss) .................................     (5,615,266)     (7,670,967)     (1,814,296)        399,861

OTHER INCOME (EXPENSE):
Interest income ..........................................         19,147          46,958         185,592          49,777
Interest expense .........................................         (4,116)       (223,616)        (39,457)        (15,448)
Interest expense, related party ..........................       (594,129)       (836,630)       (843,833)       (827,527)
Foreign currency transaction loss ........................        (35,785)        (86,432)        (31,081)           --
Equity in loss of unconsolidated affiliates ..............       (848,305)     (1,087,023)       (497,660)           --
Other ....................................................         71,418          71,418         144,900          73,995
                                                             ------------    ------------    ------------    ------------

       Total other income (expense) ......................     (1,391,770)     (2,115,325)     (1,081,539)       (719,203)
                                                             ------------    ------------    ------------    ------------

Loss from continuing  operations  before minority interest
   and income taxes ......................................     (7,007,036)     (9,786,292)     (2,895,835)       (319,342)
Minority interest in (earnings) loss .....................           --         1,984,138        (604,633)       (224,036)
                                                             ------------    ------------    ------------    ------------

Loss from continuing operations before income taxes ......     (7,007,036)     (7,802,154)     (3,500,468)       (543,378)
Income tax (expense) benefit .............................           --           189,138        (604,196)       (136,631)
                                                             ------------    ------------    ------------    ------------

Loss from continuing operations ..........................     (7,007,036)     (7,613,016)     (4,104,664)       (680,009)
                                                             ------------    ------------    ------------

(Continued)

See accompanying independent auditors’ report and notes to consolidated financial statements.

eVISION INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (CONTINUED)

                                                                   Year Ended September 30,
                                                           ----------------------------------------------------
                                                        Unaudited
                                                         Proforma
                                                           2001            2001            2000            1999
                                                           ----            ----            ----            ----
                                                         (Note 2)

Loss from continuing operations ...................   $ (7,007,036)     (7,613,016)     (4,104,664)       (680,009)

Loss from discontinued operations .................     (7,439,296)     (7,439,296)       (797,559)     (2,509,039)
                                                      ------------    ------------    ------------    ------------

Net loss ..........................................    (14,446,332)    (15,052,312)     (4,902,223)     (3,189,048)

Preferred stock dividends .........................     (2,253,297)     (2,253,297)     (1,749,564)        (48,154)
                                                      ------------    ------------    ------------    ------------

Net loss applicable to common shareholders ........   $(16,699,629)    (17,305,609)     (6,651,787)     (3,237,202)
                                                      ============    ============    ============    ============

Basic and diluted weighted average number of
   common shares outstanding ......................     25,418,262      25,418,262      21,838,116      18,411,886
                                                      ============    ============    ============    ============

Basic and diluted earnings (loss) per common share:

   Continuing operations ..........................   $      (0.37)          (0.39)          (0.27)          (0.04)
   Discontinued operations ........................          (0.29)          (0.29)          (0.03)          (0.14)
                                                      ------------    ------------    ------------    ------------

         Total ....................................   $      (0.66)          (0.68)          (0.30)          (0.18)
                                                      ============    ============    ============    ============

See accompanying independent auditors’ report and notes to consolidated financial statements.

eVISION INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

                                                                 For the Year Ended September 30,
                                                               ------------------------------------
                                                               2001            2000            1999
                                                               ----            ----            ----

Net loss ..............................................   $(15,052,312)     (4,902,223)     (3,189,048)

Other comprehensive income (loss):

   Reclassification adjustment for gains arising
      during the period, net of tax (benefit) of $7,087
     and $(158,517) ...................................         11,085        (247,937)           --

   Foreign currency translation .......................         31,272           5,330            --

   Unrealized gain (loss) on available-for-sale
      securities, net of tax (benefit) expense of
     $(13,512), $(7,087) and $158,517 .................        (21,134)        (11,085)        247,937
                                                          ------------    ------------    ------------

Comprehensive loss ....................................   $(15,031,089)     (5,155,915)     (2,941,111)
                                                          ============    ============    ============

See accompanying independent auditors’ report and notes to consolidated financial statements.

eVISION INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

                                                       Convertible  Convertible
                                                         Series B    Series B-1              Additional
                                                        Preferred    Preferred     Common     Paid-in
                                                          Stock        Stock        Stock     Capital
                                                       -----------  -----------    -------   ----------

Balances at September 30, 1998 ....................   $      --         --        171,408    11,042,464

Issuance of common shares on exercise of
   stock options ..................................          --         --          2,840        53,947

Issuance of common shares for interest ............          --         --         15,694       756,834

Issuance of common shares for guarantee ...........          --         --          2,500        60,000

Issuance of Convertible Series B Preferred
   stock, net of issuance costs of $244,853 .......        11,050       --           --         849,097

Issuance of common shares in settlement of lawsuit           --         --          5,500       319,500

Issuance of common shares for extension of debt ...          --         --            441        24,559

Preferred stock dividends .........................          --         --           --            --

Other comprehensive income:
   Unrealized gain on available-for-sale securities          --         --           --            --

Net loss ..........................................          --         --           --            --
                                                      -----------   -------   -----------   -----------

Balances at September 30, 1999 ....................        11,050       --        198,383    13,106,401

                                                                      Accumulated
                                                                         Other
                                                     Accumulated     Comprehensive     Unearned
                                                        Deficit      Income (Loss)    ESOP stock     Total
                                                    ------------     -------------    ----------     -----

Balances at September 30, 1998 ....................   (13,907,049)          --        (350,000)    (3,043,177)

Issuance of common shares on exercise of
   stock options ..................................          --             --            --           56,787

Issuance of common shares for interest ............          --             --            --          772,528

Issuance of common shares for guarantee ...........          --             --            --           62,500

Issuance of Convertible Series B Preferred
   stock, net of issuance costs of $244,853 .......          --             --            --          860,147

Issuance of common shares in settlement of lawsuit           --             --            --          325,000

Issuance of common shares for extension of debt ...          --             --            --           25,000

Preferred stock dividends .........................       (48,154)          --            --          (48,154)

Other comprehensive income:
   Unrealized gain on available-for-sale securities          --          247,937          --          247,937

Net loss ..........................................    (3,189,048)          --            --       (3,189,048)
                                                      -----------    -----------   -----------    -----------

Balances at September 30, 1999 ....................   (17,144,251)       247,937      (350,000)    (3,930,480)
(Continued)

See accompanying independent auditors’ report and notes to consolidated financial statements.

eVISION INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED)

                                        Convertible     Convertible
                                         Series B       Series B-1                 Additional
                                         Preferred       Preferred       Common      Paid-in
                                           Stock           Stock          Stock      Capital
                                        -----------     -----------      ------    ----------

Balances at September 30, 1999 ....   $    11,050           --          198,383    13,106,401

Conversion of Convertible Series B
  Preferred Stock to Convertible ..       (11,050)        11,050           --            --
   Series B-1 Preferred Stock

Issuance of Convertible Series B-1
   Preferred Stock, net of issuance
   costs of $1,852,672 ............          --          138,950           --      11,903,378

Issuance of common stock for
   payment of interest ............          --             --           17,050       826,783

Issuance of common stock on
   exercise of options and warrants          --             --           25,143     1,034,077

Conversion of Convertible
   Series B-1 Preferred Stock to
   common stock ...................          --           (5,082)         5,082          --

Stock-based compensation ..........          --             --             --         668,750

Payment of ESOP note ..............          --             --             --            --

Preferred stock dividends .........          --            3,904           --         385,663

Other comprehensive income:
   Unrealized loss on available-
      for-sale securities .........          --             --             --            --
   Foreign currency translation ...          --             --             --            --

Investment in Online
International
    common stock, at cost .........          --             --             --            --

Net loss ..........................          --             --             --            --
                                      -----------    -----------    -----------   -----------
Balances at September 30, 2000 ....   $      --          148,822        245,658    27,925,052

                                                    Accumulated       Investment
                                                      Other           in Online       Unearned
                                     Accumulated   Comprehensive     International      ESOP
                                       Deficit     Income (Loss)         Stock          Stock         Total
                                     -----------   -------------     -------------    --------        -----

Balances at September 30, 1999 ....   (17,144,251)       247,937           --         (350,000)    (3,930,480)

Conversion of Convertible Series B
  Preferred Stock to Convertible ..          --             --             --             --             --
   Series B-1 Preferred Stock

Issuance of Convertible Series B-1
   Preferred Stock, net of issuance
   costs of $1,852,672 ............          --             --             --             --       12,042,328

Issuance of common stock for
   payment of interest ............          --             --             --             --          843,833

Issuance of common stock on
   exercise of options and warrants          --             --             --             --        1,059,220

Conversion of Convertible
   Series B-1 Preferred Stock to
   common stock ...................          --             --             --             --             --

Stock-based compensation ..........          --             --             --             --          668,750

Payment of ESOP note ..............          --             --             --          350,000        350,000

Preferred stock dividends .........    (1,749,564)          --             --             --       (1,359,997)

Other comprehensive income:
   Unrealized loss on available-
      for-sale securities .........          --         (259,022)          --             --         (259,022)
   Foreign currency translation ...          --            5,330           --             --            5,330

Investment in Online
International
    common stock, at cost .........          --             --       (2,545,286)          --       (2,545,286)

Net loss ..........................    (4,902,223)          --             --             --       (4,902,223)
                                      -----------    -----------    -----------    -----------    -----------
Balances at September 30, 2000 ....   (23,796,038)        (5,755)    (2,545,286)          --        1,972,453

(Continued)

See accompanying independent auditors’ report and notes to consolidated financial statements.

eVISION INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED)

                                       Convertible
                                       Series B-1                   Additional
                                        Preferred        Common       Paid-in     Accumulated
                                          Stock           Stock       Capital       Deficit
                                       -----------       ------     ----------    -----------

Balances at September 30, 2000 ....   $   148,822        245,658    27,925,052    (23,796,038)

Expiration of warrants held as
investment in parent company ......          --             --            --             --

Extension of warrants .............          --             --         286,211           --

Reduction of debt to parent
  for early repayment .............          --             --          60,000           --

Issuance of common stock for
   payment of interest ............          --            4,286       207,825           --

Issuance of common stock on
   exercise of options and warrants          --            1,071        20,343           --

Conversion of Convertible
   Series B-1 Preferred Stock to
   common stock ...................        (6,878)         6,878          --             --

Preferred stock dividends .........        10,543           --       1,042,801     (2,253,297)

Other comprehensive income:
   Unrealized loss on available-
     for-sale securities ..........          --             --            --             --
   Foreign currency translation ...          --             --            --             --

Sale of investment in Heng Fung
    common stock, at cost .........          --             --      (1,444,603)          --

Net loss ..........................          --             --            --      (15,052,312)
                                      -----------    -----------   -----------    -----------

Balances at September 30, 2001 ....   $   152,487        257,893    28,097,629    (41,101,647)
                                      ===========    ===========   ===========    ===========

                                        Accumulated     Investment
                                           Other        in Online
                                       Comprehensive   International
                                       Income (Loss)      Stock          Total
                                       -------------   -------------     -----

Balances at September 30, 2000 ....        (5,755)    (2,545,286)     1,972,453

Expiration of warrants held as
investment in parent company ......          --           92,806         92,806

Extension of warrants .............          --             --          286,211

Reduction of debt to parent
  for early repayment .............          --             --           60,000

Issuance of common stock for
   payment of interest ............          --             --          212,111

Issuance of common stock on
   exercise of options and warrants          --             --           21,414

Conversion of Convertible
   Series B-1 Preferred Stock to
   common stock ...................          --             --             --

Preferred stock dividends .........          --             --       (1,199,953)

Other comprehensive income:
   Unrealized loss on available-
     for-sale securities ..........       (10,049)          --          (10,049)
   Foreign currency translation ...        31,272           --           31,272

Sale of investment in Heng Fung
    common stock, at cost .........          --        2,452,480      1,007,877

Net loss ..........................          --             --      (15,052,312)
                                      -----------    -----------    -----------

Balances at September 30, 2001 ....        15,468           --      (12,578,170)
                                      ===========    ===========    ===========

See accompanying independent auditors’ report and notes to consolidated financial statements.

eVISION INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                 Year Ended September 30,
CASH FLOWS FROM OPERATING ACTIVITIES:                                     2001            2000            1999
                                                                          ----            ----            ----

Net loss .........................................................   $(15,052,312)     (4,902,223)     (3,189,048)
Adjustments to reconcile net loss to net cash used in
   continuing operations:
     Allowance for loan and interest impairment ..................        829,588         866,833            --
     Equity in loss of unconsolidated affiliate ..................      1,087,024            --              --
     Realized gain on sales of investment securities .............           --          (356,492)       (447,863)
     Issuance of common shares and options in exchange
        for services, interest expense and settlement
        agreement ................................................        498,322       2,021,824       1,097,528
     Gain on sale of assets ......................................         73,096         (82,147)     (1,682,000)
     Loss from discontinued operations ...........................      7,439,296         797,559       2,521,660
     Depreciation and amortization ...............................      1,421,695         120,431          41,659
     Amortization of financing costs .............................        107,681         126,431         108,062
     Accretion of discount on credit card accounts receivable ....       (562,490)       (163,168)           --
     Accretion of discount on investment in debt securities ......           --          (185,491)       (808,270)
     Financing fees received in shares ...........................       (584,278)           --              --
     Amortization of deferred rent ...............................        (85,545)       (114,061)       (114,051)
     Accretion of discount on convertible bonds ..................         55,287          67,046         114,601
     Minority interest in earnings (loss) ........................     (1,984,138)        604,633         224,036
     Other .......................................................         22,972         (52,731)        (22,152)
     Changes in operating assets and liabilities:
        Decrease (increase) in trade receivables .................       (183,139)        885,526         147,923
        Decrease (increase) in other receivables .................          2,779         203,502         (91,341)
        Decrease (increase) in accounts receivable, related ......         70,862        (195,923)           --
        Decrease (increase) in accrued interest ..................       (269,704)       (457,122)           --
        Decrease (increase) in accrued interest, related .........       (160,730)       (367,752)           --
        Decrease (increase) in securities owned, net .............        373,949         264,722        (901,524)
        Decrease (increase) in other assets ......................        548,894        (408,859)       (222,742)
        Increase (decrease) in accounts payable and
           accrued expenses ......................................      1,758,158        (210,234)        364,285
        Increase (decrease) in accrued interest payable ..........         (1,667)           --              --
        Increase (decrease) in accrued interest payable, related..        607,639            --              --
        Increase (decrease) in deferred revenue ..................         (8,405)           --          (110,870)
        Increase (decrease) in other current liabilities .........        (77,592)        218,748           9,744
                                                                     ------------    ------------    ------------

Net cash used in continuing operations ...........................     (4,072,754)     (1,318,948)     (2,960,363)
Net cash used in discontinued operations .........................     (2,617,306)        409,507      (1,103,080)
                                                                     ------------    ------------    ------------

            Net cash used in operating activities ................     (6,690,060)       (909,441)     (4,063,443)
                                                                     ------------    ------------    ------------
(Continued)

See accompanying independent auditors’ report and notes to consolidated financial statements.

eVISION INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                                                                                    Year Ended September 30,
CASH FLOWS FROM INVESTING ACTIVITIES:                                         2001           2000           1999
                                                                              ----           ----           ----

   Purchase of property, furniture and equipment ....................       (135,668)    (1,571,224)       (76,048)
   Proceeds from sale of property, furniture and equipment ..........           --           85,160        144,849
   Advances on notes receivable, related party ......................       (500,000)    (2,000,000)    (3,400,000)
   Purchase of available-for-sale securities ........................           --         (255,007)    (4,635,275)
   Proceeds from sale of debt securities ............................           --        2,204,608      4,306,603
   Advances on notes receivable .....................................           --       (1,150,000)      (300,000)
   Increase in credit card facilities receivable ....................     (4,107,645)          --             --
   Purchase of credit card accounts receivable ......................     (2,980,022)    (4,645,040)          --
   Proceeds from repayment of credit card accounts receivable .......      6,686,604      1,979,893           --
   Proceeds from sale of LIL Capital ................................           --             --          150,000
   Proceeds from repayment of ESOP note .............................           --          350,000           --
   Investment in Global Med .........................................           --         (500,000)          --
   Proceeds from sale of Heng Fung stock ............................      1,007,877           --             --
   Proceeds from repayment of notes receivable ......................      1,000,000           --             --
   Purchase of convertible debentures and minority interest .........       (109,932)      (560,078)          --
   Cash included through Global Med consolidation ...................      1,566,172           --             --
   Other investing activities .......................................         97,620          6,153          5,463
   Capital infusion from parent to discontinued operations ..........       (630,000)    (1,768,741)    (1,700,000)
   Net cash provided(used) by discontinued operations ...............        627,849      2,158,017        962,785
                                                                         -----------    -----------    -----------
Net cash provided by (used in) investing activities .................      2,522,855     (5,666,259)    (4,541,623)
                                                                         -----------    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Proceeds from issuance of Fronteer Development Private
        Placement Units, net of offering costs ......................           --             --          534,953
  Proceeds from issuance of convertible debentures to related party..           --             --        1,000,000
  Proceeds from sale of eBanker March 1999 units, net of
        offering costs ..............................................           --             --        4,678,754
  Proceeds from issuance of preferred stock, net of offering costs ..           --       12,042,328        860,147
  Net payments on borrowings from related parties ...................       (600,000)          --             --
  Principal payments on borrowings ..................................       (108,438)        (3,790)       (36,563)
  Payment of dividends on preferred stock ...........................       (614,205)      (526,694)          --
  Net proceeds from exercise of stock options and warrants ..........         21,414        549,978         84,222
  Other financing activities ........................................           --          (19,127)        (9,968)
  Net cash used by discontinued operations ..........................        (49,079)       (54,447)       (25,359)
                                                                         -----------    -----------    -----------
Net cash provided by (used in) financing activities .................     (1,350,308)    11,988,248      7,086,186
                                                                         -----------    -----------    -----------

Effect of exchange rate on cash .....................................         14,752         (4,859)          --
                                                                         -----------    -----------    -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ................     (5,502,761)     5,407,689     (1,518,880)
Less net decrease (increase) from discontinued operations ...........      2,038,536     (2,513,077)       165,654
                                                                         -----------    -----------    -----------
Net (decrease) increase in cash from continuing operations ..........     (3,464,225)     2,894,612     (1,353,226
                                                                         -----------    -----------    -----------

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR ........................      9,132,976      6,238,364      7,591,590
                                                                         -----------    -----------    -----------

CASH AND CASH EQUIVALENTS, END OF YEAR ..............................    $ 5,668,751      9,132,976      6,238,364
                                                                         ===========    ===========    ===========
(Continued

See accompanying independent auditors’ report and notes to consolidated financial statements.

eVISION INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

SUPPLEMENTAL DISCLOSURES RELATED TO STATEMENTS OF CASH FLOWS:

                                                                              Year Ended September 30,
                                                                           2001         2000        1999
                                                                           ----         ----        ----
Cash payments for:
   Interest:
      Continuing operations ..................................   $       1,068,386      971,781      31,178
      Discontinued operations ................................               4,313       24,494        --
                                                                 -----------------   ----------   ---------
                        Total cash paid for interest .........   $       1,072,699      996,275      31,178
                                                                 =================   ==========   =========
   Income taxes ..............................................   $         574,988      283,371     160,780
                                                                 =================   ==========   =========

OTHER NONCASH INVESTING AND FINANCING ACTIVITIES:

   Interest paid to related party by issuance of  stock ......   $         212,111      843,833     772,528
                                                                 =================   ==========   =========

  Note receivable exchanged for stock of LIL Capital .........   $            --           --     2,850,000
                                                                 =================   ==========   =========

  Net assets acquired in acquisition-Global ..................   $       4,966,474         --          --
                                                                 =================   ==========   =========

  Transfer of assets for ownership interest in APR ...........   $         888,894         --          --
                                                                 =================   ==========   =========

  Payment of dividend by Heng Fung ...........................   $         589,889         --          --
                                                                 =================   ==========   =========

  Payment of accounts receivable with shares of stock ........   $         150,000         --          --
                                                                 =================   ==========   =========

  Reduction in convertible debentures for early payment ......   $          60,000         --          --
                                                                 =================   ==========   =========

  Note receivable and accrued interest receivable
     exchanged for stock of LIL Capital ......................   $            --     (3,221,292)       --
                                                                 =================   ==========   =========
  Shares issued for guaranty of dividends on
      Convertible Series B-1 Preferred Stock .................   $            --           --        62,500
                                                                 =================   ==========   =========

  Shares issued for financing costs ..........................   $            --           --        25,000
                                                                 =================   ==========   =========

  Shares issued in settlement of litigation ..................   $            --           --       325,000
                                                                 =================   ==========   =========

  Equipment purchased under capital lease ....................   $            --           --       146,653
                                                                 =================   ==========   =========

  Acquisition of real property by issuance of note payable ...   $            --        862,375        --
                                                                 =================   ==========   =========

  Acquisition of credit card accounts receivable by issuance
      of note payable ........................................   $            --      2,980,022        --
                                                                 =================   ==========   =========

See accompanying independent auditors’ report and notes to consolidated financial statements.

eVISION INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. DESCRIPTION OF BUSINESS

eVision International, Inc. (formerly eVision USA.Com, Inc.) is a holding company that was incorporated under the laws of the state of Colorado on September 14, 1988. eVision International, Inc. and its subsidiaries are referred to collectively as eVision or the Company. As of September 30, 2001, eVision’s consolidated subsidiaries include companies that:

        °     provide transaction processing, networking and internet based services;
        °     provide leveraged financing;
        °     provide high speed internet access via satellite; and
        °     design, develop and market information management software products for the healthcare industry.

Until December 19, 2000, one of eVision’s significant subsidiaries, American Fronteer Financial Corporation (American Fronteer or AFFC), operated as a broker/dealer in securities.

As of September 30, 2001, eVision is majority owned by Heng Fung Holdings Limited (Heng Fung formerly known as Online Credit International Limited) and its subsidiary, Online Credit Limited (Online Credit). Heng Fung, eVision and its subsidiary, eBanker USA.com, Inc. (eBanker), are significant shareholders of Global Med Technologies, Inc. (Global Med). eVision and eBanker hold shares of common stock and warrants to purchase shares of common stock of Global Med. In addition, Global Med has outstanding balances due on various financing agreements with eBanker. eBanker has credit card accounts and facilities receivable with a subsidiary of Heng Fung, Online Credit Card Limited (OCCL). Also at times during the last three years, Global Online Funds, Inc. (Global Online) a wholly-owned subsidiary of eVision owned securities of Heng Fung through Lil Capital, Inc. (formerly known as Fronteer Capital, Inc. or Fronteer Capital) wholly-owned by Global Online. Consequently, eVision, Heng Fung, Online Credit, OCCL, eBanker, Global Med, Global Online and Lil Capital, Inc. are considered related parties.

On June 8, 2001, eVision and Online Credit, entered into an agreement whereby eVision agreed to pay $7,314,316 of principal and interest, in the form of transferring ownership of assets, to Online Credit in satisfaction of certain convertible debentures outstanding subject to the approval of the eVision shareholders. The shareholders approved this transaction on November 28, 2001. The assets of eVision which will be used as satisfaction of the convertible debentures identified above consist of all debt, equity and derivative instruments of eBanker owned by eVision, except that owned by American Fronteer; all shares of Global Growth Management, Inc. (Global Growth) a wholly-owned subsidiary of eVision; and 1,050,000 common shares of Global Med. Consequently, as of November 28, 2001, eBanker and Global Med will no longer be part of the eVision consolidated financial statememts.

eVision and certain of its subsidiaries have entered into significant related party transactions with Heng Fung or certain of its subsidiaries. Mr. Fai H. Chan, as Chairman of eVision, or other members of the Board of Directors of eVision, may identify and establish the terms of various transactions into which eVision and its subsidiaries and Heng Fung or certain of its subsidiaries may enter. Additionally, Mr. Chan is Chairman of Heng Fung and Heng Fung or Online Credit has provided funding in the past to eVision through the purchase of eVision’s convertible debentures.

eVISION INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Certain of the lending arrangements eBanker has entered into were identified, and terms were established, by Mr. Chan. Heng Fung participated in certain of these lending arrangements. Additionally, certain of these arrangements are with related parties.

As a result of these transactions and relationships, the financial condition and results of operations of eVision may not necessarily be indicative of those that would have resulted if eVision and Heng Fung were unaffiliated.

The consolidated financial statements include all of the following majority owned or controlled companies. All significant intercompany transactions have been eliminated.

eBanker USA.com, Inc.

eBanker is a consolidated subsidiary of eVision as of September 30, 2001. eVision owned 40% of the outstanding common stock and 100% of the outstanding preferred stock of eBanker. The common shareholders of eBanker are entitled to 50% of the votes to elect the members of the board of directors and the preferred shareholder is entitled to 50% of the votes to elect the members of the board of directors. eBanker has entered into a management agreement with eVision to assist in the management of eBanker’s business including providing assistance in the (i) identification of lending opportunities, (ii) credit analysis of potential borrowers, (iii) structure of loans, including yield-enhancing equity participation and collateral arrangements and (iv) administration of loans. In exchange for such services, eVision is entitled to an annual fee equal to 10% of eBanker’s pretax profits as determined from eBanker’s annual audited financial statements.

eBanker was created with the purpose of providing a wide range of financial lending products and services. eBanker intends to identify, target and serve high-margin, global financial market segments. eBanker has been designed as a non-deposit taking, broad financial services entity, with the view of not being required to address the regulations facing traditional financial institutions.

During the year ended September 30, 2001, eVision purchased 10,000 shares of eBanker common stock, 50,000 common stock warrants and Convertible Debentures of $100,000 from eBanker shareholders for $100,000. During the year ended September 30, 2000, eVision purchased 56,000 shares of eBanker common stock, 280,000 common stock warrants and convertible debentures of $560,000 from eBanker shareholders for $571,628 and also purchased 307,692 shares of newly issued common stock directly from eBanker for $1,999,998. These acquisitions brought eVision’s ownership to 40% of the outstanding common stock. As previously described, on November 28, 2001, the shareholders of eVision approved the transfer of eVision’s ownership in eBanker to Online Credit.

Global Med Technologies, Inc.

Global Med was organized under the laws of the State of Colorado in December 1989. Global Med designs, develops, markets and supports information management software products for blood banks, hospitals, centralized transfusion centers and other healthcare related facilities.

eVISION INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

As of September 30, 2000, the Company owned a total of 1,815,907 shares (eBanker 765,907 shares) of common stock of Global Med. This represented 13.45% of the total outstanding shares of Global Med common stock. In November 2000, as described in Note 11, eBanker acquired an additional 8,697,600 shares of common stock of Global Med in connection with the refinancing of the financing agreements discussed below. As a result of these transactions, eBanker gained control of Global Med with approximately 43% of the outstanding common stock and Global Med is reflected in eVision’s consolidated financial statements as a consolidated subsidiary of eBanker effective November 20, 2000.

Global Online Funds, Inc.

Fronteer Capital, a Delaware corporation wholly owned by eVision, was formed to operate as a holding company of investment opportunities in “small cap” companies. During the years ended September 30, 1999 and 1998, Fronteer Capital purchased a total of approximately 122,084,000 shares of the common stock of Heng Fung in open market transactions on the Hong Kong Stock Exchange. Two officers or directors of the Company are directors of Heng Fung. In addition, one officer and director beneficially owns approximately 6% of the outstanding common stock of Heng Fung.

In July 1999, eVision sold to Ladsleigh Investments Limited (Ladsleigh), an unrelated party, 100% of the stock of Fronteer Capital, now known as LIL Capital, for $3,000,000. The primary assets of LIL Capital were approximately 122,084,000 shares of the common stock of Heng Fung. The purchase price was paid in cash of $150,000 and in the form of a promissory note for $2,850,000, which bore interest at 14% and was due July 30, 2000. To secure the promissory note, eVision held all the primary assets of LIL Capital in escrow.

eVISION INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

In March 2000, Ladsleigh sold the Company a ten year option to reacquire all of the outstanding stock of LIL Capital. eVision paid $250,000 for the option and the exercise price of the option was the amount outstanding under the note receivable plus all accrued interest. In July 2000, call options on Heng Fung stock previously sold by Ladsleigh to other unrelated parties expired unexercised and eVision exercised its option to reacquire LIL Capital. The option price was paid by canceling the $2,850,000 promissory note and the accrued interest thereon of $371,292. The assets of LIL Capital consisted primarily of the assets previously sold to Ladsleigh. In conjunction with the exercise, the Company recognized a charge of $425,000 representing the excess of the cost over the market value of the LIL Capital assets.

In July 2000, eVision transferred the ownership of LIL Capital to Global Online. As of September 30, 2000, Global Online’s consolidated assets consisted primarily of 123,294,000 shares of common stock and warrants to purchase 24,416,800 shares of common stock of Heng Fung. Because of the reacquisition in July 2000, uncertainty regarding their ultimate disposition and current accounting practices regarding investments in stock of a parent company by a subsidiary, the investment in the equity instruments (common stock and common stock warrants) of Heng Fung was reflected in the financial statements as a contra-equity account at their cost of $2,545,286, in a manner similar to treasury stock. During the year ended September 30, 2001, this common stock was sold in the open market for net proceeds of $1,007,877 resulting in a charge against additional paid-in-capital of $1,444,603 and the warrants expired which resulted in a loss of $92,806.

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

On June 14, 2001 5G Wireless Communications Inc. (5G), an unrelated third party, agreed to acquire 30% of the outstanding common stock of Skyhub. Under the terms of the acquisition, 5G will provide $1,000,000 in financing for expansion of Skyhub’s network. As part of the terms, Skyhub would be issued 2,814,791 shares of eVision’s common stock in fulfillment of the remaining $3,000,000 commitment described above, which shares would then be exchanged, along with the 1,185,209 common shares already owned, with eBanker for the loan and outstanding accrued interest. As a result of the transaction, eVision and eBanker’s ownership in Skyhub decreases from 52% and 8% to 26% and 4%, respectively. Additionally, 5G will retain an option to acquire an additional 20% ownership in Skyhub from eVision. Subsequently, only $100,000 has been provided to Skyhub and 5G has indicated that it will have problems fulfilling its funding agreement. This has resulted in Skyhub suspending operations. Skyhub has begun exploring its legal options against 5G.

eVISION INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

American Fronteer Financial Corporation

Until December 19, 2000, one of eVision’s significant subsidiaries, American Fronteer, operated as a broker/dealer in securities. These operations have been accounted for as discontinued operations. See Note 3 for a more complete description of this subsidiary.

Other Subsidiaries

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

eVISION INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

In January 2000, eVision acquired 100% of the outstanding stock of Global Growth, a Canadian corporation, from Robert H. Trapp, an officer and director of eVision, for $1. There were no assets or liabilities of Global Growth. In January 2000, Global Growth entered into an agreement to purchase real property from an unaffiliated party in Vancouver, British Columbia Canada, subject to certain general conditions. The property is commercial real estate and served as the offices for eBiz Web Solutions.

eVision also has the following wholly owned subsidiaries with minor operating activities: eVision Corporate Services, Inc. (eVision Corporate Services), a Colorado corporation and Corporate Net Solutions, Inc. (Corporate Net Solutions), a Colorado corporation.

NOTE 2. RISKS AND UNCERTAINTIES

Subsequent to September 30, 2001, with shareholder approval on November 28, 2001, eVision transferred ownership of certain assets in payment of principal and interest of $7,314,316 on convertible debentures owing to the Company’s largest creditor, Online Credit. The shareholders of eVision approved an agreement whereby eVision agreed to pay $7,314,316 of principal and interest, in the form of transferring ownership of assets, to Online Credit in satisfaction of certain convertible debentures outstanding. As a result, the Company has substantially reduced its assets and its convertible debentures due to Online Credit. On a proforma basis as of September 30, 2001, assets have been reduced to $411,827 with total liabilities at $10,302,097 of which $9,122,132 are current liabilities. Consequently, the Company does not have any significant operations. Management is in process of determining the best approach in which to direct the Company, including the possibility of further asset sales, the necessity to reduce its liabilities through negotiations with lenders or the possibility of finding a suitable merger candidate to provide new revenues.

eVision was not able to pay the dividend on the Convertible Series B-1 Preferred Stock as of April 30 and October 31, 2001 nor does it have the capability to make the dividend payment in the future without additional funds. The Company does not have funds to bring current accounts payable, to repay obligations under convertible debenture agreements or any possible negative results from pending litigation including recurring litigation support. The Company’s continued existence is uncertain if it is not successful in negotiating with lenders or parties involved in litigation or obtaining some form of outside financing.

In connection with their audit report on our Consolidated Financial Statements as of and for the year ended September 30, 2001, Ehrhardt Keefe Steiner & Hottman PC, eVision’s independent certified public accountants, expressed substantial doubt about the Company’s ability to continue as a going concern. The audited financial statements contained in this Annual Report on Form 10-K reflect that eVision’s accumulated deficit has climbed to $41,101,647 and stockholders’ equity is now a deficit of $12,578,170. eVision’s operations are not profitable and have not been for the last three years. The loss from continuing operations for the current year was $7,613,016 and after including discontinued operations was $15,052,312.

eVISION INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following is pro forma financial information gives effect to the transfer of certain assets of the Company to Online Credit in exchange for satisfaction of $7,314,316 of principal and interest related to convertible debentures. This pro forma financial information is based on estimates and assumptions as if the transaction had occurred on October 1, 2000 in case of the results of operations and September 30, 2001 in case of the balance sheet. The pro forma financial information does not purport to represent what the Company’s results of operations or financial position would have actually been if the transaction had actually occurred on October 1, 2000 or September 30, 2001 and are not necessarily indicative of the results of operations or financial position for any future period.

The proforma financial information is as follows:

                                          Proforma
                                     September 30, 2001
                                     ------------------

            Total assets              $     411,827
            Total liabilities            10,302,097
            Stockholders deficit          9,890,270
            Total revenue                 1,706,282
            Net loss                     14,446,332
            Basic and diluted loss
              per common share        $       (0.66)

A more detailed presentation of the proforma information is at Item 14. “Exhibits, Financial Schedules, and Reports on Form 8-K”.

NOTE 3. DISCONTINUED OPERATIONS

American Fronteer Financial Corporation

American Fronteer was registered as a broker/dealer with the Securities and Exchange Commission (Commission), was a member of the National Association of Securities Dealers (NASD) and the Boston Stock Exchange, an associate member of the American Stock Exchange, and registered as a securities broker/dealer in all 50 states. American Fronteer was a member of the Securities Investor Protection Corporation (SIPC) and other regulatory and trade organizations. American Fronteer was licensed to sell insurance products in certain states. During the year ended September 30, 2001, in connection with the transaction discussed below, American Fronteer filed Form BDW to withdraw its registration as a broker/dealer with the Commission and terminated its other memberships related to its broker/dealer operations. American Fronteer’s business consisted of providing retail securities brokerage and investment services, trading fixed income and equity securities, providing investment banking services to corporate and municipal clients, managing and participating in underwriting corporate and municipal securities and selling a range of professionally managed mutual funds and insurance products.

On December 19, 2000, eVision acquired 24.9% of the outstanding common stock of Auerbach, Pollak and Richardson, Inc. (APR), a broker/dealer in securities, and an option to purchase an additional 15.1% of the outstanding common stock of APR for one dollar in exchange for the primary assets of the retail brokerage

eVISION INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

Because the transaction was an exchange of ownership interests in securities broker/dealers, the operations of American Fronteer was not originally reflected as discontinued operations. However, subsequently, APR incurred a net capital violation and was prevented from operating as a full service broker/dealer by the NASD. Since this time, the brokerage accounts have been transferred to another broker/dealer. Consequently, the Company has accrued for lease termination and other costs of approximately $1,700,000 that American Fronteer may be ultimately be responsible for and accounted for its broker/dealer operations as discontinued operations.

The following is financial information relative to discontinued operations.

                                                    September 30,    September 30,
                                                         2001             2000
                                                    ------------     ------------
        Current assets:
Cash and cash equivalents                           $    61,208        2,099,744
Other receivables, net                                   21,000           12,606
Securities owned, at market value                        63,165          939,464
Other assets                                                282          253,156
                                                    -----------      -----------

   Total current assets                                 145,655        3,304,970

Current liabilities:
   Accounts payable and accrued expenses              4,135,317        1,233,618
   Payable to clearing organization                        --            305,866
   Current portion of long term debt                     56,637           61,372
   Other current liabilities                             24,400          180,129
                                                    -----------      -----------

      Total current liabilities                       4,216,354        1,780,985
                                                    -----------      -----------

      Net current assets (liabilities)               (4,070,699)       1,523,985
                                                    ===========      ===========

eVISION INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                                      September 30,  September 30,
                                                           2001           2000
Long-term assets:
  Property, furniture and equipment, net                     --          936,227
  Other long-term assets                                   27,433        921,792
                                                        ---------      ---------

       Total long-term assets                              27,433      1,858,019

Long-term liabilities:
  Capital lease obligations, net of current portion          --           44,344
                                                        ---------      ---------

    Total long-term liabilities                              --           44,344
                                                        ---------      ---------

         Net long-term assets                           $  27,433      1,813,675
                                                        =========      =========

                                                Year ended September 30,
                                            2001           2000           1999
                                            ----           ----           ----

Revenues                               $ 1,093,191     23,178,305     20,901,457

Cost of sales and operating expenses    (8,222,876)   (24,092,452)   (23,415,170)

Other non-operating income (expense)
                                          (309,611)       116,588          4,674
                                       -----------    -----------    -----------

Loss before income taxes                (7,439,296)      (797,559)    (2,509,039)

Income tax expense                            --             --             --
                                       -----------    -----------    -----------

Loss from discontinued operations      $(7,439,296)      (797,559)    (2,509,039)
                                       ===========    ===========    ===========

NOTE 4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

eVISION INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

CONCENTRATIONS OF CREDIT RISK AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

Financial instruments that potentially subject eVision to concentrations of credit risk are primarily its accounts receivable from customers, the credit card accounts and facilities receivable, notes receivable, and related party notes receivable. Credit risk results when entities to which eVision has extended credit are unable to repay the loans.

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

eVISION INTERNATIONAL, INC. AND SUBSIDIARIES

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

eVISION INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Fees charged for entering into lending arrangements are deferred and are recognized in interest income over the period of the lending arrangement as an adjustment to the yield.

CAPITALIZED SOFTWARE DEVELOPMENT COSTS

Capitalized software development costs are reported at the lower of unamortized cost or net realizable value. Commencing upon the initial product release or when software development revenue has begun to be recognized, these costs are amortized, based on current and future revenue for each product with an annual minimum equal to the straight-line amortization over the remaining estimated economic life of the product, generally three years. Amortization of capitalized software costs is included in cost of sales and operating expenses.

GOODWILL

Goodwill is stated at cost and is being amortized using the straightline method over four years. The Company’s goodwill was recognized in connection with the acquisition of Global Med. The Company reviews its long-lived assets such as goodwill for impairment whenever circumstances indicate that the carrying amount of the asset may not be recovered. Because of the asset transfer described in Notes 1 and 2, as of November 28, 2001 the goodwill will be eliminated as the assets of Global Med will no longer be consolidated into eVision’s consolidated financial statements.

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

LOSS PER COMMON SHARE

Basic loss per share is determined by dividing loss attributable to common shareholders by the weighted average number of common shares outstanding during each period. Diluted loss per share includes the effects of potentially issuable common stock, but only if dilutive (i.e., a loss per share is never reduced). The treasury stock method, using the average price of the Company’s common stock for the period, is applied to determine dilution from options and warrants. The if-converted method is used for convertible securities. Potentially dilutive shares of common stock options that were excluded from the calculation of diluted loss per share because their effect is antidilutive totaled 52,625,509, 45,136,152 and 11,947,093 in 2001, 2000 and 1999, respectively.

eVISION INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table sets forth the computation of weighted average number of shares outstanding as if all potential shares were dilutive:

                                                         Year ended September 30,
                                                      2001         2000         1999
                                                      ----         ----         ----

Weighted average number of shares used
     in the basic and diluted loss
     per share computations                       25,418,262   21,838,116   18,411,886

Effect of potentially dilutive securities:
     Common stock options                         12,774,101   13,988,597    6,306,059
     Common stock warrants                         6,464,523      545,018         --
     Convertible debentures, related party        18,444,918   26,365,428    5,641,034
     Convertible Series B-1 Preferred Stock       14,941,967    4,237,109         --
                                                  ----------   ----------   ----------
     Potentially dilutive common shares           52,625,509   45,136,152   11,947,093
                                                  ----------   ----------   ----------

Adjusted weighted average number of shares
      if potential shares were not antidilutive   78,043,771   66,974,268   30,358,979
                                                  ==========   ==========   ==========

RECLASSIFICATIONS

Certain reclassifications have been made to prior year consolidated financial statements to conform to the current year presentation.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair market value. Gains or losses resulting from changes in the values of those derivatives are accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows. Statement 133 was adopted by the Company October 1, 2000 and has had no material effect on the Company’s financial statements.

In March 2000, the FASB issued FASB Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation” (“FIN 44”), which was effective July 1, 2000, except that certain conclusions in this Interpretation, which cover specific events that occur after either December 15, 1998 or January 12, 2000 are recognized on a prospective basis from July 1, 2000. This Interpretation clarifies the application of APB Opinion 25 for certain issues related to stock issued to employees. The Company believes its existing stock based compensation policies and procedures are in compliance with FIN 44, and therefore, the adoption of FIN 44 had no material impact on the Company’s financial condition, results of operations or cash flows.

eVISION INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

In December 1999, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) 101, which provides guidance on applying generally accepted accounting principles to selected revenue recognition issues. Management believes that the Company’s revenue recognition policies are in accordance with SAB 101.

In July 2001, the FASB issued SFAS Nos. 141 and 142 “Business Combinations” and “Goodwill and other Intangible Assets”. Statement 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under the guidance of Statement 142, goodwill is no longer subject to amortization over its estimated useful life. Rather, goodwill will be subject to at least an annual assessment for impairment by applying a fair value base test. Statement 142 is effective for financial statement dates beginning after January 1, 2001. The Company anticipates adoption of this statement starting in the quarter ending December 31, 2001. As allowed under Statement 142, the Company will reclassify to goodwill certain recognized intangible assets that do not meet the criteria for recognition apart from goodwill. The Company also, as allowed under Statement 142, will no longer amortize goodwill. Goodwill will be tested for impairment at the time of adoption and on an annual basis. As allowed under Statement 142, the Company will complete its goodwill impairment test within the first six months of the fiscal year. As a result of Statement 142, the Company will no longer be recognizing approximately $1,260,000 in annual amortization expense related to goodwill.

In August 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 requires the fair value of a liability for an asset retirement obligation to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 is effective September 30, 2003 for the Company. The Company believes the adoption of this statement will have no material impact on its consolidated financial statements.

In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 requires that those long-lived assets be measured at the lower of carrying amount or fair value, less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, are to be applied prospectively. The Company believes that the adoption of this statement will have no material impact on its consolidated financial statements.

NOTE 5. CREDIT CARD FACILITIES RECEIVABLE

During the year ended September 30, 2001, eBanker and OCCL entered into agreements to lend funds to unaffiliated Hong Kong companies through credit card facilities. eBanker and OCCL share in the loans, as proportionately agreed. The credit card facilities bear interest at the rate of 3% per month and are administered by OCCL. In exchange for OCCL’s administration of the facilities, legal documentation and due diligence, eBanker pays OCCL 10% per annum on eBanker’s share of the outstanding balances. This amount is estimated to be approximately $350,000 for the year ended September 30, 2001. eBanker’s share of the balance outstanding as of September 30, 2001 was $2,560,153 including interest and net of allowances of $943,977.

eBanker provides allowances for potential losses associated with its participation in credit card facilities receivable. Changes in the these allowances are summarized as follows:

                                                   Credit Card
                                                   Facilities
                                                   Receivables
                                                   -----------

             Balance - September 30, 2000       $      --
                Provision for losses                  943,977
                Charge-offs                            --
                                                       --
                                                 ------------
             Balance - September 30, 2001       $    (943,977)
                                                 ============

eVISION INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 6. CREDIT CARD ACCOUNTS RECEIVABLE

In March 2000, eBanker acquired from MBf Card International Limited (MBf) a non-revolving interest in certain outstanding credit card accounts receivable for a total consideration of $7,625,062, which represented a discount of $1,601,976 from the total book value of the outstanding balances of the credit card accounts receivable of $9,227,038. This total of $9,227,038 consisted of approximately 92% of current accounts receivable and approximately 8% of 1 to 30 days past due accounts receivable. Approximately 60% of the initial consideration, or $4,645,040, was paid at the time of closing and the remaining balance was offset against collections on the related credit card receivables. Of the total purchase discount of $1,601,976, $800,000 was allocated to an allowance for doubtful accounts and the remaining discount of $801,976 was accreted to income using the straight-line method over a period of 18 months, the estimated life of the credit card accounts receivable.

eBanker provides allowances for potential losses associated with its purchased credit card receivables. Changes in the these allowances are summarized as follows:

                                                   Credit Card
                                                    Accounts
                                                   Receivables
                                                   -----------

             Balance - September 30, 2000       $    (537,840)
                Provision for losses                    --
                Chare-offs                              --
                Transfers                             537,840
                                                   ----------
             Balance - September 30, 2001       $       --
                                                   ==========

Concurrent with the acquisition of the credit card portfolio by eBanker, Online Credit acquired MBf and changed the name of MBf to Online Credit Card Limited (OCCL). OCCL processes the credit card collections for eBanker, remits collections to eBanker on a monthly basis, and manages and absorbs the costs associated with (i) the administration and overhead of the portfolio including rent, utilities, salaries, wages, benefits, and hardware, software and other equipment costs, (ii) the underlying cards’ benefits and bonus points program, (iii) one-third of any charge-offs and (iv) providing 24-hour customer support. eBanker estimates that it paid OCCL approximately $290,000 and $1,413,000 related to processing collections for the years ended September 30, 2001 and 2000, respectively. In addition to the accretion of the discount, eBanker earns 10% interest on the outstanding credit card accounts. For the years ended September 30, 2001 and 2000, after payment of the fees related to processing collections, eBanker recognized interest income of approximately $602,279 and $705,000, respectively, including the discount accretion. In addition, eBanker paid OCCL a one-time fee of approximately $100,000 related to its share of legal, audit, and other fees as part of the acquisition of the credit card accounts receivable. As of September 30, 2001, the net credit card accounts receivable balance was $61,918.

eVISION INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 7. ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following:

                                                         September 30,
                                                         -------------
                                                      2001           2000
                                                      ----           ----

          Trade accounts receivable              $ 1,302,590        521,876
          Other                                       23,477           --
                                                 -----------    -----------
                                                   1,326,067        521,876

          Less allowance for doubtful accounts      (171,465)      (464,471)
                                                 -----------    -----------

                                                 $ 1,154,602         57,405
                                                 ===========    ===========

Included in accounts receivable as of September 30, 2000 is $12,606 relating to discontinued operations.

NOTE 8. SECURITIES OWNED, AT MARKET VALUE

Securities owned consisted of the following:

                                                 September 30,
                                                 -------------
                                               2001         2000
                                               ----         ----

             Corporate securities          $  286,000    1,361,368
             U.S. government obligations         --         27,064
             Municipal obligations             10,672      158,487
                                           ----------   ----------

                                           $  296,672    1,546,919
                                           ==========   ==========

All of the above securities are stated at quoted market values. Included in the balances as of September 30, 2001 and 2000 are $63,166 and $939,464, respectively, related to discontinued operations.

NOTE 9. FAIR VALUES OF FINANCIAL INSTRUMENTS

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

eVISION INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following methods and assumptions were used in estimating fair value disclosures for financial instruments:

Credit card accounts receivable: The fair value of the Company’s credit card accounts receivable was estimated to approximate fair value due to their short term nature.

Credit card facilities receivable: The fair value of the Company’s credit card facilities receivable is estimated to approximate fair value due to their short term nature.

Securities owned: The fair value of securities owned is determined by quoted market prices.

Notes receivable, current: The carrying value of notes receivable, current is estimated to approximate fair value due to their short term nature.

Noncurrent notes receivable, related party: Due the lack of a market for the notes receivable from Global Med, the inherent difficulty of evaluating the related party relationship and timing of payment, fair value is difficult to determine. However, management believes, based on a review of Global Med’s financial position, results of operations and business prospects that the estimated fair value of these notes receivable approximates their carrying value.

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

eVISION INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table summarizes the financial instruments of the Company:

                                         September 30, 2001          September 30, 2000
                                         ------------------          ------------------
                                      Carrying      Estimated      Carrying      Estimated
                                       Amount       Fair Value      Amount       Fair Value
                                      --------      ----------     ---------     ----------
Credit card accounts
     receivable                          61,918        61,918     2,296,398      3,053,412
Credit card facilities receivable
                                      2,560,153     2,560,153          --             --
Securities owned                        233,506       233,506     1,546,919      1,546,919
Notes receivable                        500,000       500,000     6,400,000      6,400,000
Investments, available-for-
     sale                               227,447       227,447       243,922        243,922
Long term debt and capital
     leases                             882,947       882,947      (933,384)      (933,384)
Convertible debentures               14,238,999    14,238,999   (14,339,276)   (14,339,276)

NOTE 10. NOTES RECEIVABLE

Notes receivable consists of the following:

                                                                            September 30,
                                                                            -------------
                                                                          2001         2000
                                                                          ----         ----
Note receivable from unaffiliated individual, interest at 18%,
    principal and interest due December 30, 2000, unsecured (1)      $     --       1,000,000

Note receivable from unaffiliated entity, interest at 12%,
    interest payable quarterly, matured July 26, 2000, unsecured (2)      50,000       50,000

Note receivable from unaffiliated entity, interest at 12%, interest
     payable quarterly, matured July 1, 2000, secured by assets (2)      350,000      350,000
                                                                      ----------    ---------
                                                                         400,000    1,400,000
Less allowance for uncollectible accounts                               (400,000)    (400,000)
                                                                      ----------    ---------

                                                                     $     --       1,000,000
                                                                      ==========    =========

eVISION INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(1) Note Receivable from Individual

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

(2) Other Notes Receivable

The other notes receivable consist of amounts eBanker advanced to two unaffiliated entities for the purpose of funding temporary working capital needs. The notes receivable were due in July 2000, have been fully reserved for and the Company has initiated collection proceedings.

NOTE 11. NOTES RECEIVABLE, RELATED PARTY

The notes receivable as of September 30, 2000 are from Global Med. There are no notes receivable from Global Med as of September 30, 2001 due to the consolidation of Global Med beginning in November 2000.

                                                           September 30
                                                           ------------
                                                        2001         2000
                                                        ----         ----
  Promissory note                                  $   500,000        --

  Promissory notes on initial lines of credit            --       2,650,000

  Bridge loan                                            --         750,000

  Promissory notes on line of credit                     --       2,000,000
                                                    ----------    ---------
                                                   $   500,000    5,400,000
                                                    ==========    =========

Current Year

On April 5, 2001, eBanker entered into a loan agreement with an entity for $500,000, bearing interest at a rate of 12% per annum, payable quarterly for a term of 36 months. The loan is secured by certain assets of the entity including, but not limited to, the current and future intellectual property (trademarks, software, copyrights, technology, licenses, and patented technology), marketable securities and stock of the entity that is not owned by the entity itself. eBanker received a commitment fee equal to 10% of the entity’s common stock. At the time of the transaction, two of the entity’s principals were members of the Board of Directors of eVision.

eVISION INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Prior Years

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

eVISION INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

In November 2000, eBanker agreed to exercise warrants to purchase 8,000,000 shares of common stock of Global Med at $0.25 per share in exchange for $2,000,000 of its notes receivable from Global Med. Prior to this exercise of warrants, a total of $5,400,000 was outstanding under three separate financing agreements between eBanker and Global Med and there were no remaining amounts available under the commitments. After the exercise, the remaining $3,400,000 outstanding under the various financing agreements and accrued interest of $428,700 were combined into one agreement and the due date was extended to July 1, 2001. Global Med agreed to pay interest of 12% per annum on a semi-annual basis, with the first interest payment due May 19, 2001. The 8,000,000 shares of common stock were issued on February 28, 2001. In consideration for the extension of the remaining principal and interest, eBanker received a fee of 5% payable in 197,600 shares of common stock of Global Med valued at $191,435.

eVISION INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

As part of the extension and because the principal was not paid in full by July 1, 2001, the due date for the principal was automatically extended to July 1, 2003. Additionally, eBanker is to be issued warrants to acquire up to 10,168,430 shares of Global Med common stock with an exercise price of $0.50 per share. Additionally, upon the occurrence of certain events related to a certain contract Global Med is negotiating.

Global Med will have the right, in its discretion, to put its shares of common stock worth up to $1,500,000 to eBanker at $0.50 per share in the form of exchanging debt for shares of common stock. The default conversion rate under this extension is $1.00 per share. As consideration for this provision, eBanker was issued 500,000 restricted shares of Global Med common stock valued at $484,400.

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

On January 21, 2002, Global Med entered into a 12% Promissory Note agreement whereby Global Med would borrow $50,000. Interest accrues at 12% per annum. Half the principal and interest is due and payable on July 21, 2002. The remainder of principal and interest is due and payable on October 21, 2002. The Board of eBanker has yet to approve the promissory note nor have the funds been released.

NOTE 12. INVESTMENTS, AVAILABLE-FOR-SALE

As of September 30, 2001 and 2000, investments in available-for-sale securities consisted of corporate securities and warrants to purchase corporate securities that are traded on an exchange and are carried at their fair market value. As of September 30, 20001 and 2000 investments in available-for-sale securities had a historical cost of $262,093 and $262,093 and a fair value of $227,447 and $243,922, respectively. Gross unrealized holding losses of $34,646 and $18,172, net of tax of $13,512 and $7,087, respectively, are recorded in accumulated other comprehensive income for the years ended September 30, 2001 and 2000.

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

eVISION INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

During the year ended September 30, 2000, the Company sold investments in available-for-sale securities for proceeds of $2,204,608 and recognized gross realized gains of $356,492. During the year ended September 30, 1999, the Company sold investments in available-for-sale securities for proceeds of $4,306,603 and recognized gross realized gains of $447,863.

NOTE 13. PROPERTY, FURNITURE AND EQUIPMENT

Property, furniture and equipment consisted of the following:

                                                          September 30,
                                                          -------------
                                                        2001           2000
                                                        ----           ----

  Land                                             $   684,612        718,308
  Building                                             595,866        625,194
  Leasehold improvements                               279,433        946,343
  Furniture and fixtures                               398,313        581,389
  Equipment                                          2,836,721      2,433,134
                                                   -----------    -----------

                                                     4,794,945      5,304,368

  Less accumulated depreciation and amortization    (2,876,531)    (2,098,559)
                                                   -----------    -----------

                                                   $ 1,918,414      3,205,809
                                                   ===========    ===========

Property, furniture and equipment, net, included in long-term assets of discontinued operations was zero and $936,227 as of September 30, 2001 and 2000, respectively.

eVISION INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 14. FINANCING COSTS

As of September 30, 2001, financing costs, amortized over the life of the debt instruments using the effective interest rate method, consisted of the following:

                                                    Financing      Accumulated
                                                      costs        amortization       Net
                                                    ---------      ------------       ---

Offering costs of the eBanker private placement   $   938,374       (287,998)       650,376
  units allocated to the convertible debentures

Financing costs for guarantee of dividends by
  related party                                        62,500        (29,176)        33,324

Financing fee for extension of due date for the        25,000        (25,000)          --
  convertible debenture to related party
                                                  -----------    -----------    -----------
                                                  $ 1,025,874       (342,174)       683,700
                                                  ===========    ===========    ===========

As of September 30, 2000, financing costs, amortized over the life of the debt instruments using the effective interest rate method, consisted of the following:

                                                    Financing      Accumulated
                                                      costs        amortization       Net
                                                    ---------      ------------       ---

Offering costs of the eBanker private placement    $   938,374       (192,821)       745,553
   units allocated to the convertible debentures

Financing costs for guarantee of dividends by
  related party                                         62,500        (16,672)        45,828

Financing fee for extension of due date for the         25,000        (25,000)          --
  convertible debenture to related party
                                                   -----------    -----------    -----------
                                                   $ 1,025,874       (234,493)       791,381
                                                   ===========    ===========    ===========

eVISION INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 15. OTHER NONCURRENT ASSETS

Other noncurrent assets consisted of the following:

                                                             September 30,
                                                             -------------
                                                           2001         2000
                                                           ----         ----

     Investment in Global Med                          $     --        790,933
     Receivables from employees, net of amortization         --        984,770
     Security and clearing deposits                        27,433      204,208
     Other long-term assets                               705,294       11,364
                                                       ----------   ----------

                                                       $  732,727    1,991,275
                                                       ==========   ==========

Other long-term assets included in long-term assets of discontinued operations was $27,433 and $921,792 as of September 30, 2001 and 2000, respectively.

During the year ended September 30, 2000, the Company purchased 1,000,000 shares of Global Med restricted common stock for $500,000 and was granted 50,000 shares, valued at $29,688, in consideration of a lockup agreement. Additionally, during the years ended September 30, 2000 and 1999, eBanker was granted a total of 315,907 shares of common stock of Global Med as payment of financing fees and 450,000 shares of common stock of Global Med in consideration of the lockup agreement. These shares were valued at $435,419 and $267,188, respectively. The investment in Global Med was accounted for under the equity method of accounting until November 20, 2000, at which time the investment was consolidated. As of September 30, 2001 and 2000, the Company owned approximately 59% and 13%, respectively, of Global Med’s outstanding common stock, including shares issued as prepayment of interest described in Note 11. During the years ended September 30, 2001 and 2000, the Company recognized $238,718 and $497,660, respectively, of equity losses related to its investment in Global Med. Losses recognized during the year ended September 30, 1999 were insignificant.

eVISION INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 16. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following:

                                                  September 30,
                                                  -------------
                                                2001          2000
                                                ----          ----

                Trade accounts payable     $ 2,347,281       936,335
                Accrued legal reserves         575,000       207,000
                Accrued lease exit costs     4,776,777          --
                Payroll related accounts       700,496       654,290
                Other accrued expenses       1,706,992     1,470,828
                                           -----------   -----------

                                           $10,106,546     3,268,453
                                           ===========   ===========

Accounts payable and accrued expenses included in current assets of discontinued operations were $4,134,374 and $1,233,618 as of September 30, 2001 and 2000, respectively.

Included in accrued lease exit costs are estimated lease termination and other costs of approximately $1,565,000 related to leases which were transferred to APR as part of the transaction with them on December 19, 2000. Because it is believed that APR has been prevented from operating as a full service broker/dealer, American Fronteer my be ultimately responsible for these costs, and as such, they have been accounted for as of September 30, 2001. Additionally, included in lease exit cost is an estimate of lease and other costs associated with the Company’s former headquarters of approximately $1,870,000, net of deferred rent of $1,341,109.

NOTE 17. LEASES AND LONG-TERM DEBT

Leases

The Company and its subsidiaries lease office space under long-term noncancelable operating leases. The leases provide for annual escalations for utilities, taxes, and service costs, as well as escalating rental rates over the terms of the leases. The Company received a cash payment for rent concessions when it entered into the office lease for its corporate headquarters in 1996. The amount was recorded as deferred rent concessions and is being amortized to income over the term of the lease on a straight-line basis. Rent expense, net of sublease income of $17,340 and $71,686 for the years ended September 30, 2001 and 2000, respectively, included in the consolidated statements of operations was $4,292,723, $2,239,607, and $1,983,102 for the years ended September 30, 2001, 2000 and 1999, respectively.

The company leases certain equipment under capital leases. Included in equipment in the accompanying balance sheets are assets held under capital leases in the amounts of zero and $96,123, net of accumulated amortization of $193,460 and $97,337 at September 30, 2001 and 2000, respectively.

eVISION INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following represents the minimum lease payments remaining under capital leases, the future minimum lease payments for all noncancelable operating leases at September 30, 2001:

                                                        Capital      Operating
                                                         Leases       Leases
                                                        -------      ---------

               2002                                 $    60,605      1,655,415
               2003                                        --        1,332,485
               2004                                        --        1,119,106
               2005                                        --        1,059,975
               2006                                        --          981,223
               Thereafter                                  --          503,323
                                                      ----------     ---------

          Total minimum lease payments and
                sublease income                          60,605      6,651,527
          Less amount representing interest              (3,968)     =========
                                                      ----------

          Present value of minimum lease payments   $    56,637
                                                      ==========

The lease payments included in the table above include that pertaining to discontinued operations of $1,696,398.

Long-Term Debt

Long-term debt as of September 30, 2001 and 2000 was comprised of the capital leases described above and a note payable to a credit union, secured by real property, with monthly principal and interest payments of $23,395. The note payable bears interest at 9.6% per annum and the loan matures June 5, 2025. The balances were as follows:

                                            September 30,
                                            --------------
                                           2001         2000
                                           ----         ----

          Capital leases               $   56,637      105,716
          Long-term debt                  882,947      827,668
                                        ---------   ----------

                                          939,584      933,384
          Less current portion           (148,913)     (70,632)
                                        ---------   ----------

                                       $  790,671      862,752
                                        =========   ==========

Included in current and long-term debt of discontined operations as of September 30, 2001 is $56,637, of which all of it is current. Included in current and long-term debt of discontined operations as of Septem-ber 30, 2000 is $105,716 of which $61,372 is current.

eVISION INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 18. CONVERTIBLE DEBENTURES

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

Per the terms of the Fronteer Development Private Placement, the portion of the cost per Unit allocable to the convertible debentures was 83.4%. A total of 7,958 units were issued through the Fronteer Development Private Placement for proceeds of $6,832,851, net of issuance costs of $1,125,149. Therefore, the convertible debentures were recorded at 83.4% of the $7,958,000 face amount of the convertible debentures. The discount on the convertible debentures is being amortized as an adjustment to the stated interest rate of 10% using the interest method. Original issue discount amortization of $90,948, $67,046, $114,061 has been recognized for the years ended September 30, 2001, 2000 and 1999, respectively. AFFC, as placement agent, received approximately $1,034,000 in commissions and investment banking fees related to this placement which is eliminated in consolidation.

The convertible debentures are scheduled to mature on August 1, 2008 and bear interest at 10% per annum, payable each February 1st and August 1st. These debentures are convertible into shares of common stock of eBanker at a conversion price of $5.00 per share. Accrued interest expense on the convertible debentures at September 30, 2001, 2000 and 1999 was $121,633, $123,300, $132,633, respectively.

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

eVISION INTERNATIONAL, INC. AND SUBSIDIARIES

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

As of September 30, 2001, there are warrants outstanding for the purchase of 4,874,779 shares of eBanker’s common stock of which 3,979,000 warrants are exercisable at $3.00 per share until August 11, 2003, and 895,779 warrants are exercisable at $8.00 per share until May 22, 2002, or earlier as described above. In the event that eBanker’s securities are traded publicly prior to May 22, 2002, the exercise period will end 90 days after eBanker’s securities are traded publicly. In addition to these warrants, AFFC, the placement agent for the Private Placement and the March 1999 Private Placement, received warrants to purchase 169,158 shares of eBanker common stock. Under the terms of the agreement relating to 79,580 underwriting warrants, AFFC or its assigns could exercise up to 25% of the warrants through March 30, 1999, as amended by the eBanker board of directors, and the remaining 75% may be exercised after November 30, 1999 but before August 11, 2003 for an exercise price of $3.00 per share. AFFC assigned certain of the warrants to certain individuals who exercised 9,145 warrants in March 1999 for which the eBanker received $27,435. For the remaining 89,578 underwriting warrants, the terms of the agreement provide for the purchase of one share of common stock of the eBanker at a price per share of $8.00 exercisable through July 31, 2004.

The following summarizes the activity of eBanker warrants to purchase shares of common stock of eBanker for the year ended September 30, 2001:

                                                                Weighted
                                                 Number of       Average
                                                  Warrants    Exercise Price
                                                 ---------    --------------

               Balance at October 1, 2000         5,639,426       $ 4.47
               Issued                                  --           --
               Exercised                               --           --
               Canceled                                --           --
                                                  ---------        -----

               Balance at September 30, 2001      5,639,426       $ 4.47
                                                  =========        =====

All of the outstanding eBanker warrants are exercisable and expire in the years 2002 to 2005.

eVISION INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 19. CONVERTIBLE DEBENTURES TO RELATED PARTY

In December 1997, the Company sold Online Credit a ten year $4,000,000 10% Convertible Debenture (Convertible Debenture) that is convertible into shares of common stock of the Company at a price of $0.53125 per share until December 15, 2007, unless sooner paid, and an option to purchase a $11,000,000 10% Convertible Debenture (Option) that is convertible into shares of common stock of the Company at a price of $0.61 per share until ten years from the date of issue unless sooner paid. Online Credit partially exercised the option and purchased additional 10% Convertible Debentures totaling $2,500,000. On September 23, 1998, Online Credit and the Company agreed to amend the terms of the remaining $8,500,000 of the $11,000,000 10% Convertible Debenture by increasing the interest rate to 12%, changing the conversion price from $0.61 per share to the lower of $0.35 or the fair market value per share, and establishing the default conversion price at $0.10 per share. On September 25, 1998, Online Credit partially exercised its option to purchase $8,500,000 of 12% Convertible Debentures by purchasing a $500,000 12% Convertible Debenture from the Company. During the year ended September 30, 1999, Online Credit purchased an additional $1,000,000 convertible debenture. As of September 30, 2000 and 1999, Online Credit held a total of $8,000,000 in convertible debentures.

At September 30, 2000 and 1999, the current portion of the convertible debentures of $500,000 was due March 2001 and March 2000, respectively. In consideration of the extension of the due date to March 2000, eVision paid Online Credit a financing fee equal to 5% or $25,000 in the form of 44,092 shares of common stock of the Company. In consideration of the extension of the due date to March 2001, eVision paid Online Credit a financing fee equal to 3% or $15,000. On January 17, 2001, Online Credit agreed to extend the $500,000 due March 2001 until March 2002 in consideration of a fee of one percent, or $5,000. In May 2001, the Company agreed to repay $660,000 of the convertible debentures for $600,000, including the $500,000 due in March 2002. The difference of $60,000 was credited to additional paid-in-capital.

The quarterly interest payments on the convertible debentures purchased pursuant to the convertible debenture agreement are currently being made in shares of the Company’s common stock. During the year ended September 30, 2000 and 1999, 1,705,014 and 1,569,417 shares of the common stock of the Company, respectively, were issued to pay the accrued interest. During fiscal 2001, 428,583 common shares of the Company were issued to pay interest through September 30, 2000. Online Credit has agreed to allow eVision to pay interest on these convertible debentures in cash or in shares of eVision common stock, at eVision’s option, until April 1, 2002.

On June 8, 2001, the Company and Online Credit entered into an agreement whereby eVision agreed to pay $7,314,316 of principal and interest, in the form of transferring ownership of assets, to Online Credit in satisfaction of certain convertible debentures outstanding subject to the approval of the eVision Shareholders. The shareholders approved the agreement on November 28, 2001. The convertible debentures were issued under the Convertible Debenture and Option. Of the Convertible Debenture and Option, Online Credit had exercised and held $8,000,000 prior to the satisfaction in May 2001 of $660,000 of convertible debentures. Of the remaining $7,340,000, $6,749,924 of principal will be satisfied, as will $564,392 of accrued interest thereon. The remaining outstanding balance of convertible debentures of $590,076 will be documented in the form of a convertible debenture in accordance with terms under the Option and will accrue interest at 8% with a maturity of 2007. Online Credit gave up its Option to purchase an additional $7,000,000 of convertible debentures. As part of the agreement, the Company was granted an option to purchase approximately 20% of the total outstanding common stock of eBanker at an exercise price of $4.07 per share on or before December 31, 2001, at $4.31 per share on or before December 31, 2002 and at $4.57 per share on or before December 31, 2003, with the expiration of the option December 31, 2003.

eVISION INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

On August 19, 2001 in conjunction with the asset transfer, eBanker and Online Credit entered into an option hedge agreement whereby Online Credit agreed to the cancellation and return of common shares of eBanker equal to the number of common shares that are purchased by the Company in the exercise of the option agreement dated August 19, 2001. As part of the option hedge agreement, eBanker agreed to pay Online Credit the proceeds received by eBanker from the exercise of the option agreement by the Company less a fee of $0.25 per share.

The assets of eVision which will be used as satisfaction of the convertible debentures identified above consist of all debt, equity and derivative instruments of eBanker owned by eVision, except that owned by American Fronteer, as of June 8, 2001; all shares of Global Growth; and 1,050,000 common shares of Global Med. On June 27, 2001, these assets were pledged to secure eVision’s performance under all convertible debentures currently outstanding to Online Credit. As consideration for the pledge, Online Credit agreed to reduce the interest rate from 12% to 2% on a $589,889 convertible debenture due June 4, 2006 that was recently issued to Heng Fung in consideration for Heng Fung paying the Convertible Series B-1 Preferred Stock dividend of eVision in accordance with the guaranty of Heng Fung. The $589,889 convertible debenture was assigned by Heng Fung to Online Credit.

Prior to the transaction, eVision owned approximately 40% of eBanker’s outstanding common shares and approximately 5% of Global Med. Separately, eBanker owns approximately 43% of Global Med. As part of the agreement, amounts owing to eVision from Global Growth of approximately $900,000 were cancelled.

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

eVISION INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Heng Fung purchased a convertible debenture in the amount of $60,000 from eVision on October 2, 2001. The debenture is convertible at the market price, is due October 2, 2002 and accrues interest at 12% per annum. Interest is payable quarterly, and at the option of Heng Fung, is payable in cash or common shares of eVision.

NOTE 20. INCOME TAXES

For the years ended September 30, 2001, 2000 and 1999, the expense (benefit) for income taxes was included in the consolidated financial statements as follows:

                                       2001         2000        1999
                                       ----         ----        ----

        Continuing operations       $(189,138)     604,196     136,631
        Discountinued operations         --           --          --
                                    ---------    ---------   ---------

                                    $(189,138)     604,196     136,631
                                    =========    =========   =========

Income tax expense (benefit) from continuing operations for each of the three years ended September 30, consisted of the following:

                                    2001         2000        1999
                                    ----         ----        ----

        Current                  $(189,138)     604,196     136,631
        Deferred                      --           --          --
                                 ---------    ---------   ---------

                                 $(189,138)     604,196     136,631
                                 =========    =========   =========

Income tax expense for the years ended September 30, 2001, 2000 and 1999, differs from the amounts of expected benefit computed by applying the U.S. Federal income tax rate of 34% to loss from continuing operations before income taxes as a result of the following:

                                                       2001           2000           1999
                                                       ----           ----           ----

  Computed "expected" income tax benefit          $(2,653,000)    (1,461,000)    (1,037,821)
  Income tax expense (benefit) resulting from:
     Nondeductible expenses                            17,000          9,000         19,487
     State taxes, net of Federal benefit              106,000       (148,000)      (166,527)
     Change in valuation allowance for deferred
            tax assets                              2,128,000      2,303,000      1,328,000
     Other                                            212,862        (98,804)        (6,508)
                                                  -----------    -----------    -----------

     Income tax expense (benefit)                 $  (189,138)       604,196        136,631
                                                  ===========    ===========    ===========

eVISION INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Temporary differences between financial statement carrying amounts and the tax bases of assets and liabilities that result in significant deferred tax assets and liabilities from continuing operations are as follows:

                                                              September 30,
                                                           2001           2000
                                                           ----           ----
Deferred tax assets:

   Deferred rent concessions                          $      --          556,000
   Accrued lease exit costs                             1,285,000           --
   Accrued expenses                                        40,000        167,000
   Allowance for doubtful accounts                        375,000        244,000
   Operating loss carryforwards                         4,078,000      1,815,000
                                                      -----------    -----------

   Gross deferred tax assets                            5,778,000      2,782,000
   Less:  valuation allowance                          (4,837,000)    (2,707,000)
                                                      -----------    -----------

      Deferred tax assets after valuation allowance       941,000         75,000

Deferred tax liabilities:
    Deferred revenue                                     (866,000)          --
    Property and equipment                                (75,000)       (75,000)
                                                      -----------    -----------

    Gross deferred tax liabilities                       (941,000)       (75,000)
                                                      -----------    -----------

      Net deferred tax asset                          $      --      $      --
                                                      ===========    ===========

Net operating losses of approximately $10,000,000 expire during the years from 2011 to 2016.

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

eVISION INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 21. COMMITMENTS AND CONTINGENCIES

Legal Proceedings

On or about September 8, 2000, Michael Halperin, M.D., and Donald Kern, D.D.S., shareholders of eBanker, filed a complaint in the United States District Court for the Southern District of New York (Case No. 00 CIV. 6769) against eBanker, eVision, AFFC, and the officers and/or directors of eVision and eBanker. Among other claims, the complaint alleged that eBanker and eVision misrepresented and/or omitted material facts in their private offering memoranda, communications with shareholders, and in eVision’s Annual Report on Form 10-K, in violation of Sections 10(b) and 10b-5 of the Securities Exchange Act of 1934. Among other items, the plaintiffs were seeking compensatory damages of no less than $70,000,000. On December 7, 2000, the Company filed a motion to dismiss all of the claims in this matter. On March 19, 2001, the United States District Court for the Southern District of New York issued Opinion and Order number 85313 regarding Case No. 00 CIV. 6769, in which this case was dismissed in its entirety. The plaintiffs are currently pursuing an appeal of the order dismissing their complaint.

On or about June 15, 2001, Michael Halperin filed a counterclaim in District Court in the State of Colorado against eBanker and a third party claim against eVision, AFFC, and officers and/or directors of eBanker and eVision. The counterclaim was filed in response to eBanker’s lawsuit alleging that Halperin defamed eBanker and interfered with eBanker’s prospective business relations. In his counterclaim, Halperin alleged that eBanker and the other defendants misrepresented and/or omitted material facts in eBanker’s private offering memorandum dated May 26, 1998 in violation of the Colorado Securities Act and common law fraud principles. On August 17, 2001, eBanker and the other defendants filed a Motion to Dismiss Halperin’s counterclaim and third-party claims. On November 1, 2001, the Court granted eBanker’s and the other defendants’ Motion and dismissed Halperin’s counterclaim and third-party claims in their entirety. Halperin filed a request for reconsideration of the order dismissing his claim. This request was denied on January 2002.

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

On December 13, 2001, Wells Fargo Bank filed a complaint against eVision in the District Court of Colorado (Case No. 01 CV6975) seeking amounts allegedly due under an office space lease at 1700 Lincoln Street in Denver, Colorado. Wells Fargo is seeking approximately $62,761 per month for 11 months and $73,547 per month from May 2002 to April 2007. On January 2, 2002, eVision filed counterclaims against Wells Fargo and the building owner, Commonwealth Properties, for unreasonably withholding consent to sublease the space to another tenant. eVision is vigorously defending this claim and vigorously pursuing its counterclaim.

eVISION INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

On March 17, 2000, Philip and Brenda Sims filed an arbitration claim (Claim No. 00-1219) with the NASD offices in Atlanta, Georgia against American Fronteer, Todd Weiland, and Scott Hogan. The Sims are seeking $1,210,663 in damages they allege result from churning and unsuitable trades while they were customers of American Fronteer. On July 18, 2001, the Sims amended their complaint to add Robert Fitzner, Robert Trapp and Fai Chan. On December 18, 2001, the Sims withdrew their complaint against Fai Chan. American Fronteer is vigorously defending this complaint.

The Company is a defendant in certain other arbitration and litigation matters arising from its activities. After consultation with outside legal counsel, management believes the ultimate resolution of these arbitration and litigation matters, including those mentioned above, will not have a material adverse effect on the financial condition or operations of the Company.

On October 17, 2001 American Fronteer announced that it had filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court in the Southern District of New York. American Fronteer currently plans to pursue an orderly reorganization through the Chapter 11 process.

NOTE 22. STOCKHOLDERS’ EQUITY

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

eVISION INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The Convertible Series B-1 Preferred Stock has a cumulative annual dividend rate, payable semi-annually, of 8% in cash and 7% in additional shares of the Convertible Series B-1 Preferred Stock. Heng Fung has guaranteed the payment of any cash dividends that accrue on the Convertible Series B-1 Preferred Stock through October 31, 2002. The semi-annual dividend payable on shares of Convertible Series B-1 Preferred Stock will be equivalent to three and one-half one hundredths of a share of Convertible Series B-1 Preferred Stock for each outstanding share of Convertible Series B-1 Preferred Stock. Any Convertible Series B-1 Preferred Stock issued as a dividend on the Convertible Series B-1 Preferred Stock will have the same dividend and the same terms as the Convertible Series B-1 Preferred Stock. The dividend on the Convertible Series B-1 Preferred Stock is payable semi-annually beginning October 31, 1999, and continuing each April 30 and October 31 thereafter, when and if declared by the Board of Directors. Each share of Convertible Series B-1 Preferred Stock is immediately convertible by the holder into 10 shares of eVision’s common stock which is equivalent to a price of $1.00 per share of common stock. Each share of Convertible Series B-1 Preferred Stock is automatically convertible into 10 shares of common stock at $1.00 per share at such time as the closing bid price of the common stock is at least $4.00 per share for 30 consecutive trading days. The Convertible Series B-1 Preferred Stock is redeemable by eVision on or after October 1, 2003, at a price of $12.50 per share plus any accrued and unpaid dividends.

In consideration for Heng Fung’s guaranty, eVision issued an affiliate of Heng Fung 250,000 shares of eVision’s common stock that had a value of $62,500 based on the closing price of $0.25 per share of the common stock on the date of the agreement. If Heng Fung is required to make dividend payments as a result of its guaranty, eVision will issue to Heng Fung or its designee a five year 12% convertible debenture equivalent to the amount that Heng Fung is required to pay on the guaranty, unless the act of eVision in issuing such a debenture would be deemed to be an illegal distribution pursuant to the Colorado Business Corporation Act. In such event, Heng Fung or its designee would receive, instead of a 12% convertible debenture, the number of shares of common stock as is equal to the total amount of the dividend paid divided by 90% of the conversion price of the common stock as defined in the 12% convertible debenture. In general, the conversion price of the convertible debenture will be the market price of the common stock on the date of conversion. The Company’s cash portion of the dividend payment on its Convertible Series B-1 Preferred Stock as of April 30 and October 31, 2001 was made by Heng Fung pursuant to the guaranty.

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

eVISION INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Warrants

On February 16, 1996, the Company commenced a private placement of 6,000,000 shares of its $.0l par value common stock at a price of $1.00 per share, and 6,000,000 Class A redeemable common stock purchase warrants at a price of $.10 per warrant (collectively, the Private Placement). The warrants entitle the holder to purchase one share of common stock at $1.50 per share at any time until February 1, 2004, as amended. In addition, the Company issued 595,865 warrants to AFFC in accordance with the Private Placement that allows the holder to purchase one share of common stock at a price of $1.50 per warrant until February 1, 2004, as amended. There are 6,464,518 warrants outstanding as of September 30, 2001.

NOTE 23. STOCK OPTIONS

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

The 1996 Plan authorizes the granting of options to officers, directors, employees and consultants of eVision to purchase up to 1,250,000 shares of eVision’s common stock. No option may be granted after April 8, 2006. As of September 30, 2001, no options were outstanding under the plan.

The September 1996 Plan authorizes the granting of options to purchase up to 15,000,000 shares of eVision’s common stock. No options may be granted after April 8, 2006. As of September 30, 2001, options to purchase 1,054,933 shares of eVision’s common stock at $.20 to $2.88 per share through 2010 were outstanding. Of such options, options to purchase 659,282 shares were exercisable at September 30, 2001.

eVision has also granted nonqualified stock options, outside of the plans described above. As of September 30, 2001, there were nonqualified options to purchase 1,914,333 shares of eVision’s common stock held by certain directors, officers and consultants at exercise prices between $0.20 and $2.88 per share. These options expire in 2008 and 2009. As of September 30, 2001, 807,055 of these options are exercisable.

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

eVISION INTERNATIONAL, INC. AND SUBSIDIARIES

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

The following table presents the activity for options outstanding as of September 30:

                                            2001                            2000
                                 ----------------------------    ----------------------------
                                    Options          Price*         Options          Price*
                                 --------------     ---------    --------------     ---------

  Outstanding, beginning of       15,914,601        $  0.50      18,060,166         $   0.31
     year
  Granted                          1,838,483           0.61       2,813,700             1.58
  Exercised                           --                --       (2,724,557)            0.59
  Forfeited/cancelled            (14,783,818)          0.42      (2,234,708)            0.39
                                 -----------                     ----------

  Outstanding, end of year        2,969,266            0.90      15,914,601             0.50
                                 ==========                      ==========

  Exercisable, end of year        1,416,337            1.59       9,365,396             0.55
                                 ==========                      ==========

  Weighted average fair
     value of options granted   $    --                        $  3,344,169
                                 ==========                      ==========

*Price reflects the weighted average exercise price.

The following table presents the composition of options outstanding and exercisable as of September 30, 2001:

                                          Options Outstanding          Options Exercisable
       ------------------------       -----------------------------    -------------------
       Range of exercise prices       Amount       Price*     Life*      Amount     Price*
       ------------------------       ------       ------     -----      ------     ------

        $  0.20   -  $  0.70        2,160,266   $  0.20          7       647,088  $  0.21
           0.72   -     1.25           44,000      1.13          7        15,499     1.02
           2.50   -     2.88          765,000      2.87          8       753,750     2.87
                                   ----------                         -----------
Total September 30, 2001            2,969,266                          1,416,337
                                   ==========                         ==========

*Price and life reflect the weighted average exercise price and weighted average remaining contractual life, respectively.

eVISION INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Had the compensation cost for the Company’s stock-based compensation plans been determined based on the fair values of these options, the Company’s fiscal 2001, 2000 and 1999 net loss and loss per share would have been adjusted to the pro-forma amounts indicated below:

                                             2001            2000            1999
                                             ----            ----            ----
     Net loss:
         As reported                   (15,052,312)      (4,902,223)      (3,189,048)
         Pro-forma                     (15,075,516)      (7,494,000)      (4,799,000)

     Basic loss per share:
         As reported                  $      (0.68)           (0.30)           (0.18)
         Pro-forma                           (0.68)           (0.42)           (0.26)

In accordance with the disclosure provisions of SFAS No. 123, the fair value of employee stock options granted during fiscal 2001, 2000 and 1999 per the table above, of $23,204, $3,344,169 and $3,221,612, respectively, was estimated at the date of grant using the Black-Scholes model and the following weighted average assumptions:

                                                 2001         2000         1999
                                                 ----         ----         ----

     Volatility                                135.25        131.0%        99.0%
     Risk-free interest rate                     6.0%          6.0%         4.8%
     Dividend yield                              0.0%          0.0%         0.0%
     Expected lives                         3.0 years     3.5 years    4.3 years

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

eVISION INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 24. EMPLOYEE STOCK OWNERSHIP AND EMPLOYEE BENEFIT PLANS

The Company had adopted an employee stock ownership plan (ESOP) for the employees of the former Fronteer Directory Company. Contributions to the ESOP were at the discretion of the Board of Directors. As of September 30, 2001 and 2000, there were no participants in the ESOP. The ESOP had a loan from the Company of $350,000 representing the payment during the year ended September 30, 1997 by the Company of the ESOP’s debt. The loan was secured by 436,840 shares of the Company’s common stock and is recorded in unearned ESOP shares in the consolidated financial statements as of September 30, 1999. In December 1999, the ESOP repaid $350,000 plus $212,007 of accrued interest to eVision by liquidating a portion of its holdings in eVision common stock. The ESOP owned 81,682 shares of the Company’s common stock as of September 30, 2001 and 2000.

The Company had two retirement saving plans covering all employees who are over 21 years of age and new employees become eligible on the April 1 or October 1 immediately following their employment date. The plans met the qualifications of Section 401(k) of the Internal Revenue Code. Under the plans, eligible employees could contribute through payroll deductions up to 15% of their base compensation. The Company made a discretionary matching contribution equal to a percentage of the employee’s contribution. The Company contributed $15,859, $101,303 and $88,813 for the years ended September 30, 2001, 2000, and 1999, respectively. Both of these plans have been terminated by the Board of Directors and the participants have become fully vested in their account balance in accordance with the terms of the plans. One plan has made all distributions to participants. The other plan is in the process of a final distribution which is expected to occur in January 2002.

The Company does not provide any post employment benefits to retired or terminated employees.

NOTE 25. RELATED PARTY TRANSACTIONS

eVision Corporate Services, Corporate Net Solutions and eBiz Web Solutions are wholly owned subsidiaries of eVision that provided management, accounting, administrative, technology support and web development services to consolidated and unconsolidated entities that are affiliated through common ownership or control. Asia SuperNet Corporation, Q6 Technologies and Global Med were charged $241,451 and $308,200 for these services for the years ended September 30, 2001 and 2000, respectively. eVision, eBanker, eBiz Web Solutions, Corporate Net Solutions, Secutron, and American Fronteer were charged $1,195,055, $1,336,733 and $523,845, for these services for the years ended September 30, 2001, 2000 and 1999, respectively and which are eliminated in consolidation.

During the year ended September 30, 2000, eVision purchased in the open market 66,700 shares of common stock of American Pacific Bank at a cost of $262,093. The shares are classified as available-for-sale. Mr. Fai H. Chan is the Chairman of the board of directors and a significant shareholder of American Pacific Bank. Mr. Tony Chan is also a director of American Pacific Bank.

During the years ended September 30, 2001, 2000 and 1999, the Company paid an outside director $26,576, $140,293 and $106,113, respectively, for legal services and reimbursement of actual expenses on the Company’s behalf.

eVISION INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

PeopleMed.com, Inc., a subsidiary of Global Med, initiated a private placement of its common stock subsequent to September 30, 2000. AFFC received $20,800 in investment banking fees and commissions related to this offering.

On September 19, 2001, eBanker and Online Credit entered into an Acquisition Support Engagement Agreement, which required Online Credit to assist and advise eBanker in a proposal to gain control of Tem Fat Hing Fung Holdings Limited (Tem Fat), a Bermuda company listed on the Stock Exchange of Hong Kong. Online Credit was positioned as a creditor of Tem Fat, who was in provisional liquidation, to influence and negotiate with the other creditors to potentially gain control of Tem Fat. Under the terms of the Agreement, eBanker paid Online Credit a $500,000 non-refundable fee for Online Credit to withdraw its previously presented proposal to the creditors of Tem Fat to enable eBanker to present its proposal relative to positioning certain of its assets into Tem Fat and gaining control of Tem Fat. eBanker intended to use Tem Fat’s Stock Exchange of Hong Kong main-board listed status to securitize its investment in Global Med, by injecting its investment in various Global Med securities and additional capital into Tem Fat in exchange for control. Although eBanker’s proposal was one of only two proposals that make it to the final selection stage, in November 2001 the creditor’s steering committee accepted a proposal other than that of eBanker’s, mainly due to increases in the competing bid’s cash offer component.

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

NOTE 26. SEGMENT REPORTING

eVision’s segments are managed separately based on the fundamentally different products and services offered by the various eVision subsidiaries. Discontined operations or the AFFC division was the securities broker/dealer. The eServices division includes the following investments or subsidiaries providing computer related products and services: Q6 Technologies, Secutron and MidRange, Corporate Net Solutions, Skyhub and eBiz Web Solutions. eBanker is considered a segment due to the nature of its ownership and operations. Included in the Others segment are eVision, eVision Corporate Services, Global Online Funds and Global Growth. These subsidiaries include investing activities and the provision of accounting, legal, administrative and back office support for the other subsidiaries and other entities as well.

eVISION INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                                Year ended September 30, 2001
                                                -----------------------------
                  Discontined
Consolidated      Operations     eServices        eBanker       Global Med        Others       Eliminations     Total
------------      -----------    ---------        -------       ----------        ------       ------------     -----

Revenue  from
unaffiliated
customers        $ 1,093,191        373,825      2,775,057        5,118,680         82,926           --        9,443,679
Intersegment
revenue                 --           74,950        694,487             --        1,262,385     (2,031,822)          --
                 -----------    -----------    -----------      -----------    -----------    -----------    -----------
Total revenue    $ 1,093,191        448,775      3,469,544        5,118,680      1,345,311     (2,031,822)     9,443,679
                 ===========    ===========    ===========      ===========    ===========    ===========    ===========

Operating
income (loss)    $(7,129,685)    (1,714,132)    (1,091,661)      (1,449,465)    (3,306,578)      (109,131)   (14,800,652)
Other  income
(expense), net      (309,611)       (44,952)      (256,458)        (701,258)    (1,300,196)       187,539     (2,424,936)
                 -----------    -----------    -----------      -----------    -----------    -----------    -----------
Income
(loss) from
operations
before
minority
interest and
income taxes     $(7,439,296)    (1,759,084)    (1,348,119)      (2,150,723)    (4,606,774)        78,408    (17,225,588)
                 ===========    ===========    ===========      ===========    ===========    ===========    ===========

Depreciation
and
amortization     $   365,310        224,067        948,481          123,057         45,867           --        1,706,782
                 ===========    ===========    ===========      ===========    ===========    ===========    ===========

Capital
expenditures     $     2,151        130,305           --              2,366          2,997           --          137,819
                 ===========    ===========    ===========      ===========    ===========    ===========    ===========
Identifiable
assets as of
September
30, 2001         $   173,088        150,575     14,569,725        3,230,300      2,636,134        684,437     21,444,259
                 ===========    ===========    ===========      ===========    ===========    ===========    ===========

eVISION INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                                               Year ended September 30, 2000
                                                               -----------------------------

                                          Discontined
Consolidated                              Operations      eServices     eBanker        Others     Eliminations     Total
------------                              -----------     ---------     -------        ------     ------------     -----

Revenue from unaffiliated customers       $ 23,178,305     1,985,657     3,919,064      690,187        --       29,773,213
Intersegment revenue                              --         447,206       181,460    1,245,067  (1,873,733)          --
                                          ------------  ------------  ------------  -----------  ----------   ------------
Total revenue                             $ 23,178,305     2,432,863     4,100,524    1,935,254  (1,873,733)    29,773,213
                                          ============  ============  ============  ===========  ==========   ============

Operating income (loss)                   $   (914,147)   (1,064,037)    1,920,735   (2,456,982)   (214,012)    (2,728,443)
Other income (expense), net                    116,588        74,385      (403,569)    (905,463)    153,108       (964,951)
                                          ------------  ------------  ------------  -----------  ----------   ------------
Income (loss) from operations
   before minority interest and
   income taxes                           $   (797,559)     (989,652)    1,517,166   (3,362,445)    (60,904)    (3,693,394)
                                          ============  ============  ============  ===========  ==========   ============
Depreciation and amortization             $    393,694        89,138          --         31,293        --          514,125
                                          ============  ============  ============  ===========  ==========   ============

Capital expenditures                      $    190,724       726,089          --      1,707,510        --        2,624,323
                                          ============  ============  ============  ===========  ==========   ============
Identifiable assets as of
     September 30, 2000                   $  5,162,989     1,833,080    18,435,542    5,611,443  (1,652,168)    29,390,886
                                          ============  ============  ============  ===========  ==========   ============

                                                               Year ended September 30, 1999
                                                               -----------------------------
                                          Discontined
Consolidated                              Operations      eServices     eBanker        Others     Eliminations     Total
------------                              -----------     ---------     -------        ------     ------------     -----

Revenue from unaffiliated customers       $ 20,901,459     9,705,227     1,785,007    1,801,569        --       34,193,262
Intersegment revenue                              --         124,362       135,372      622,689    (882,423)          --
                                          ------------  ------------  ------------  -----------  ----------   ------------
Total revenue                             $ 20,901,459     9,829,589     1,920,379    2,424,258    (882,423)    34,193,262
                                          ============  ============  ============  ===========  ==========   ============

Operating income (loss)                   $ (2,521,508)     (504,368)      429,138      482,886        --       (2,113,852)
Other income (expense), net                     (2,046)      (40,992)         --       (671,491)       --         (714,529)
                                          ------------  ------------  ------------  -----------  ----------   ------------
Income (loss) from operations
   before  minority interest and
   income taxes                           $ (2,523,554)     (545,360)      429,138     (188,605)       --        2,828,381
                                          ============  ============  ============  ===========  ==========   ============

Depreciation and amortization             $    386,157        35,523          --          6,136        --          427,816
                                          ============  ============  ============  ===========  ==========   ============

Capital expenditures                      $    308,868        18,797          --         57,251        --          384,916
                                          ============  ============  ============  ===========  ==========   ============
Identifiable assets as of
     September 30, 1999                   $  4,764,085     1,268,440    13,383,675    3,323,851        --       22,740,051
                                          ============  ============  ============  ===========  ==========   ============

eVISION INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following is a summary of information regarding the Company’s continuing operations by geographical area for each of the three years ended:

                                                   September 30,
                                       --------------------------------------
                                       2001             2000             1999
                                       ----             ----             ----
Revenue:
   United States                 $  9,025,066       29,390,075       34,193,262
   Canada                              93,483          272,128             --
   Asia                               325,130          111,010             --
                                 ------------     ------------     ------------

                                 $  9,443,679       29,773,213       34,193,262
                                 ============     ============     ============

Operating income (loss):
   United States                 $(13,592,068)      (2,372,008)      (2,113,852)
   Canada                            (490,597)         (22,784)            --
   Asia                              (717,987)        (333,651)            --
                                 ------------     ------------     ------------

                                 $(14,800,652)      (2,728,443)      (2,113,852)
                                 ============     ============     ============

Identifiable assets:
   United States                 $ 19,836,261       26,749,618       22,740,051
   Canada                           1,607,998        1,880,397             --
   Asia                                  --            760,871             --
                                 ------------     ------------     ------------

                                 $ 21,444,259       29,390,886       22,740,051
                                 ============     ============     ============

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

EXHIBITS

TO

FORM 10-K

eVISION INTERNATIONAL, INC.

EXHIBIT INDEX

Exhibit No.                  Description and Method of Filing

Exhibit 1.0	Qualified Independent Underwriter Agreement (incorporated by reference to Exhibit 1.0 to eVision's Registration Statement No. 333-81565 on Form S-1).

Exhibit 2.1	Asset Purchase Agreement dated March 1, 1998, by and between eVision and Fronteer Marketing Group, Inc. and North Country Yellow Pages, Inc. and Dennis W. Olson (incorporated by reference to Exhibit 2.1 to eVision's Current Report on Form 8-K dated June 22, 1998).

Exhibit 2.2	Asset Purchase Agreement Among Online Credit Limited and eVision USA. Com, Inc. dated June 8, 2001 (incorporated by reference to Exhibit 2.1 to eVision’s Current Report on Form 10-Q for the Quarter ended June 30, 2001).

Exhibit 2.3	Asset Purchase Agreement Extension Between eVision USA. Com, Inc. and Online Credit Limited dated June 26, 2001 (incorporated by reference to Exhibit 2.2 to eVision’s Current Report on Form 10-Q for the Quarter ended June 30, 2001).

Exhibit 3.1	Articles of Incorporation of eVision (incorporated by reference to Exhibit 3.0 to eVision’s Annual Report on Form 10-K for the year ended September 30, 1995).

Exhibit 3.1(i)	Articles of Amendment to eVision’s Articles of Incorporation dated April 28, 1995 (incorporated by reference to Exhibit 3.0(i) to eVision’s Current Report on Form 8-K dated May 9, 1995).

Exhibit 3.1(ii)	Articles of Amendment to eVision’s Articles of Incorporation dated June 27, 1996 (incorporated by reference to Exhibit 3.0(ii) to eVision’s Annual Report on Form 10-K for the year ended September 30, 1996).

Exhibit 3.1(iii)	Articles of Amendment to eVision’s Articles of Incorporation dated October 15, 1998 (incorporated by reference to Exhibit 3.1(iii) to eVision’s Registration Statement No. 333-81565 on Form S-1).

Exhibit 3.1(iv)	Articles of Amendment to eVision’s Articles of Incorporation dated November 17, 1998 (incorporated by reference to Exhibit 3.1(iv) to eVision’s Registration Statement No. 333-81565 on Form S-1).

Exhibit 3.1(v)	Articles of Amendment to eVision’s Articles of Incorporation dated April 19, 1999 (incorporated by reference to Exhibit 3.1 to eVision’s Quarterly Report on Form 10-Q/A for the Quarter ended March 31, 1999).

Exhibit 3.1(vi)	Articles of Amendment to eVision’s Articles of Incorporation dated May 5, 1999 (incorporated by reference to Exhibit 3.1(vi) to eVision’s Registration Statement No. 333-81565 on Form S-1).

Exhibit 3.1(vii)	Articles of Amendment to eVision’s Articles of Incorporation dated September 25, 1999 (incorporated by reference to Exhibit 3.1(vii) to eVision’s Registration Statement No. 333-81565 on Form S-1).

Exhibit 3.1 (viii)	Articles of Amendment to eVision’s Articles of Incorporation dated May 5, 2000 (incorporated by reference to Exhibit 3.1 to eVision’s Quarterly Report on Form 10-Q for the Quarter ended March 31, 2000).

Exhibit 3.1 (ix)	Articles of Amendment to the Articles of Incorporation dated November 30, 2001.

Exhibit No.                  Description and Method of Filing

Exhibit 3.2	Restated Bylaws of eVision adopted February 14, 1996 (incorporated by reference to Exhibit 3.2 to eVision’s Annual Report on Form 10-K for the year ended September 30, 1996).

Exhibit 10.1	Amended and Restated 1988 Incentive and Nonstatutory Stock Option Plan as amended September 10, 1996 (incorporated by reference to Exhibit 10.1 to eVision’s Annual Report on Form 10-K for the year ended September 30, 1996).

Exhibit 10.2	Employee Stock Ownership Plan (incorporated by reference to Exhibit 10.2 to eVision’s Annual Report on Form 10-K for the year ended September 30, 1996).

Exhibit 10.3	401(k) Plan and Amendment I thereto (incorporated by reference to Exhibit 10.3 to eVision’s Annual Report on Form 10-K for the year ended September 30, 1996).

Exhibit 10.4	Amended and Restated 1996 Incentive and Nonstatutory Stock Option Plan, as amended September 10, 1996 (incorporated by reference to Exhibit 10.6 to eVision’s Annual Report on Form 10-K for the year ended September 30, 1996).

Exhibit 10.5	September 1996 Incentive and Nonstatutory Stock Option Plan (incorporated by reference to Exhibit 10.7 to eVision’s Annual Report on Form 10-K for the year ended September 30, 1996).

Exhibit 10.6	$4,000,000 10% Convertible Debenture Purchase Agreement by and between eVision and Heng Fung Finance Company Limited dated December 17, 1997 (incorporated by reference to Exhibit 10.7 to eVision’s Annual Report on Form 10-K for the year ended September 30, 1996).

Exhibit 10.7	Amendment No. 1 to the $4,000,000 10% Convertible Debenture Purchase Agreement by and between eVision and Heng Fung Finance Company Limited dated September 23, 1998 (incorporated by reference to Exhibit 10.1 to eVision’s Current Report on Form 8-K dated September 11, 1998).

Exhibit 10.8	Amendment to the $4,000,000 10% Convertible Debenture Purchase Agreement dated December 17, 1997 (incorporated by reference to Exhibit 10.0 to eVision’s Quarterly Report on Form 10-Q/A for the quarter ended March 31, 1998).

Exhibit 10.9	Loan and Warrant Purchase Agreement by and between Heng Fung Finance Company Limited, Fronteer Development Finance Inc. and Global Med Technologies, Inc. dated October 7, 1998 (incorporated by reference to Exhibit 10.10 to eVision's Annual Report on Form 10-K for the year ended September 30, 1998).

Exhibit 10.10	Assignment, Assumption and Consent Agreement by and between Global Med Technologies, Inc., Dr. Michael I. Ruxin, M.D., Fronteer Capital Inc. and Fronteer Development Finance Inc. dated September 11, 1998 (incorporated by reference to Exhibit 10.11 to eVision's Annual Report on Form 10-K for the year ended September 30, 1998).

Exhibit No.                  Description and Method of Filing

Exhibit 10.11	First Amendment to Fronteer Financial Holdings, Ltd. September 1996 Incentive and Nonstatutory Stock Option Plan dated February 19, 1997 (incorporated by reference to Exhibit 10.12 to eVision’s Annual Report on Form 10-K for the year ended September 30, 1998).

Exhibit 10.12	Amendment No. 1 to $500,000 12% Convertible Debenture dated March 23, 1999 (incorporated by reference to Exhibit 10.1 to eVision’s Quarterly Report on Form 10-Q for the Quarter ended March 31, 1999).

Exhibit 10.13	Guaranty Agreement between eVision and Heng Fung Holdings Company Limited dated May 5, 1999 (incorporated by reference to Exhibit 10.2 to eVision’s Quarterly Report on Form 10-Q for the Quarter ended March 31, 1999).

Exhibit 10.14	Second Amendment to the 1996 Incentive and Nonstatutory Stock Option Plan of eVision dated November 25, 1998 (incorporated by reference to Exhibit 10.3 to eVision’s Quarterly Report on Form 10-Q for the Quarter ended March 31, 1999).

Exhibit 10.15	First Amendment to Loan Agreement among Global Med Technologies, Inc., Michael I. Ruxin, M.D., eBanker USA.Com, Inc. and Heng Fung Finance Company Limited dated March 8, 1999 (incorporated by reference to Exhibit 10.4 to eVision’s Quarterly Report on Form 10-Q for the Quarter ended March 31, 1999).

Exhibit 10.16	Stock Purchase Agreement by and between eVision and Ladsleigh Investments Limited, BVI, made as of July 30, 1999 (incorporated by reference to Exhibit 2.1 to eVision’s Current Report on Form 8-K dated August 5, 1999).

Exhibit 10.17	Pledge and Escrow Agreement by and between eVision and Ladsleigh Investments, BVI, made as of July 30, 1999 (incorporated by reference to Exhibit 2.2 to eVision’s Current Report on Form 8-K dated August 5, 1999).

Exhibit 10.18	Promissory Note made by Ladsleigh Investments Limited, BVI to eVision dated July 30, 1999 (incorporated by reference to Exhibit 2.3 to eVision’s Current Report on Form 8-K dated August 5, 1999).

Exhibit 10.19	Exchange and Sale of Stock Agreement between eVision and Q6 Technologies, Inc. dated June 18, 1999 (incorporated by reference to Exhibit 10.4 to eVision’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 1999).

Exhibit 10.20	Management Agreement dated August 18, 1998 between Fronteer Development Finance Inc. and Fronteer Financial Holdings, Ltd. (incorporated by reference to Exhibit 10.20 to eVision’s Registration Statement No. 333-81565 on Form S-1)

Exhibit 10.21	Amended and Restated Agreement between eVision and Skyhub Far East Inc. dated January 24, 2000 (incorporated by reference to Exhibit 10.1 to eVision’s Quarterly Report on Form 10-Q for Quarter ended December 31, 1999).

Exhibit 10.22	Sublease–31st Floor between eVision and Global Vmall.com USA, Inc. dated February 28, 2000. (incorporated by reference to Exhibit 10.22 to eVision’s Registration Statement No. 333-81565 on Form S-1).

Exhibit No.                  Description and Method of Filing

Exhibit 10.23	Call Option Agreement dated March 2, 2000 between Ladsleigh Investments Limited and Global Online Funds, Inc. (incorporated by reference to Exhibit 10.23 to eVision's Registration Statement No. 333-81565 on Form S-1).

Exhibit 10.24	Agreement between eBanker and Global Med Technologies dated April 12, 2000 pertaining to the extension of the $2,000,000 note receivable (incorporated by reference to Exhibit 10.1 to eVision’s Quarterly Report on Form 10-Q for the Quarter ended March 31, 2000).

Exhibit 10.25	Agreement between eBanker and Global Med Technologies dated April 14, 2000 pertaining to the extension of the $2,650,000 note receivable (incorporated by reference to Exhibit 10.2 to eVision’s Quarterly Report on Form 10-Q for the Quarter ended March 31, 2000).

Exhibit 10.26	Agreement between eBanker and Global Med Technologies dated April 14, 2000 pertaining to the extension of the $750,000 note receivable (incorporated by reference to Exhibit 10.3 to eVision’s Quarterly Report on Form 10-Q for the Quarter ended March 31, 2000).

Exhibit 10.27	Mortgage Agreement between North Shore Credit Union and Global Growth Management Inc. dated April 28, 2000 (incorporated by reference to Exhibit 10.4 to eVision’s Quarterly Report on Form 10-Q for the Quarter ended March 31, 2000).

Exhibit 10.28	Indemnity Agreement between eBiz Web Solutions Inc. and eVision dated April 28, 2000 (incorporated by reference to Exhibit 10.5 to eVision’s Quarterly Report on Form 10-Q for the Quarter ended March 31, 2000).

Exhibit 10.29	Third Amendment to eVision’s September 1996 Incentive and Nonstatutory Stock Option Plan (incorporated by reference to Exhibit 10.6 to eVision’s Quarterly Report on Form 10-Q for the Quarter ended March 31, 2000).

Exhibit 10.30	Share Purchase Agreement between eVision, American Fronteer and Auerbach, Pollok and Richardson, Inc., dated December 12, 2000 (incorporated by reference to Exhibit 10.1 to eVision’s Current Report on Form 8-K dated December 19, 2000).

Exhibit 10.31	Amendment to January 24, 2000 Amended and Restated Agreement Letter dated October 19, 2000 between eVision, Skyhub Far East Inc., and Skyhub Asia Holdings Limited (incorporated herein by reference to Exhibit 10.31 to eVision’s Form 10K for the year ended September 30, 2000).

Exhibit 10.32	Loan Extension Agreement dated February 15, 2001, by and between eBanker and Skyhub Asia Holdings Ltd. (incorporated herein by reference to Exhibit 10.32 to eVision’s Form 10K for the year ended September 30, 2000).

Exhibit 10.33	Loan Restructuring and Restatement Agreement, dated November 19, 2000, by and between eBanker USA.com, Inc. and Global Med Technologies, Inc. (incorporated herein by reference to Exhibit 10.33 to eVision’s Form 10K for the year ended September 30, 2000).

Exhibit 10.34	Security Agreement between eVision USA. Com, Inc. and Online Credit Limited dated June 27, 2001 (incorporated herein by reference to Exhibit 10.1 to eVision’s Current Report on Form 10Q for the Quarter ended June 30, 2001).

Exhibit 10.35	Option Agreement dated as of August 19, 2001 between eVision USA. Com, Inc. and eBanker USA. com, Inc. (incorporated herein by reference to Exhibit 10.2 to eVision’s Current Report on Form 10Q for the Quarter ended June 30, 2001).

Exhibit No.                  Description and Method of Filing

Exhibit 10.36	Option Hedge Agreement dated as of August 19, 2001 between eBanker USA. com, Inc. and Online Credit Limited (incorporated herein by reference to Exhibit 10.3 to eVision’s Current Report on Form 10Q for the Quarter ended June 30, 2001).

Exhibit 10.37	Notice of Voluntary Cancellation of Option dated August 19, 2001 by Online Credit Limited (incorporated herein by reference to Exhibit 10.4 to eVision’s Current Report on Form 10Q for the Quarter ended June 30, 2001).

Exhibit 10.38	Interest Payment Option Agreement between eBanker and Global Med Technologies dated march 21, 2001 (incorporated herein by reference to Exhibit 10.1 to eVision’s Current Report on Form 10Q for the Quarter ended March 31, 2001).

Exhibit 16	Letter from KPMG LLP dated September 3, 1999 (incorporated by reference to Exhibit 16 to eVision’s Current Report on Form 8-K dated September 3, 1999).

Exhibit 21	Subsidiaries of eVision.