Form 10-Q
period 2001-12-31
EVISION USA COM INC
filed 2002-03-18
CIK 844780

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2001

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

Yes  [X]     No  [  ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: The registrant had 29,789,280 shares of its $.01 par value common stock outstanding as of February 28, 2001.

eVISION INTERNATIONAL, INC. AND SUBSIDIARIES
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2001
TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements                                                                Page No.

     a.   Unaudited Consolidated Balance Sheets as of December 31, 2001
             and September 30, 2001............................................................. 3

     b.   Unaudited Consolidated Statements of Operations for the three months ended December 31, 2001 and 2000................................................... 5

     c.   Unaudited Consolidated Statements of Comprehensive Loss for
             the three months ended December 31, 2001 and 2000.................................. 6

     d.   Unaudited Consolidated Statement of Stockholders' Deficit for the three months ended December 31, 2001..................................................... 7

     e.   Unaudited Consolidated Statements of Cash Flows for the three months ended December 31, 2001 and 2000................................................... 8

     f.   Notes to Unaudited Consolidated Financial Statements..................................11

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         of Operations  ........................................................................24

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.............................26

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

         b.  Reports on Form 8-K................................................................29

Signatures......................................................................................30

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

eVISION INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED BALANCE SHEETS

                                                               December 31,  September 30,
ASSETS                                                             2001          2001
                                                               -----------   ------------
                                                               (Unaudited)
CURRENT ASSETS:
   Cash and cash equivalents ...............................   $   55,315    5,658,067
   Credit card facilities receivable, net ..................         --      2,560,153
   Credit card accounts receivable, net ....................         --         61,918
   Accounts receivable trade, net ..........................        2,815    1,154,602
   Accounts receivable, related party ......................        8,676      718,004
   Other receivables .......................................       12,015      437,934
   Accrued interest receivable .............................         --         92,253
   Accrued interest receivable, related party ..............         --            653
   Securities owned, at market value .......................      131,461      233,506
   Investments, available-for-sale, at market value ........      230,382      227,447
   Other assets ............................................         --        376,700
                                                               ----------   ----------
      Total current assets .................................      440,664   11,521,237

PROPERTY, FURNITURE AND EQUIPMENT, net .....................         --      1,783,417

NOTES RECEIVABLE, RELATED PARTY ............................         --        500,000

FINANCING COSTS, net of accumulated amortization
    of $342,174 ............................................         --        683,700

CAPITALIZED SOFTWARE DEVELOPMENT COSTS, net of
   accumulated amortization of $2,358,678 ..................         --        781,044

GOODWILL, net of accumulated amortization of $1,146,571 ....         --      5,145,904

OTHER NONCURRENT ASSETS ....................................         --        705,294

NET LONG TERM ASSETS OF DISCONTINUED OPERATIONS ............       27,433      162,431
                                                               ----------   ----------

      Total assets .........................................   $  468,097   21,283,027
                                                               ==========   ==========
See accompanying notes to unaudited consolidated financial statements.

See accompanying notes to unaudited consolidated financial statements.

eVISION INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (CONTINUED)

                                                                      December 31,   September 30,
LIABILITIES AND STOCKHOLDERS' DEFICIT                                          2001           2001
                                                                           -----------    ------------
                                                                           (Unaudited)
CURRENT LIABILITIES:
   Accounts payable and accrued expenses .............................   $  3,551,434       5,935,736
   Accrued dividends payable .........................................        921,112         958,790
   Accrued interest payable ..........................................           --           121,633
   Accrued interest payable to related party .........................         45,498         818,083
   Deferred revenues .................................................           --         2,165,444
   Current portion of long-term debt and capital lease obligations ...           --            92,276
   Other current liabilities .........................................         56,755          51,952
   Net current liabilities of discontinued operations ................      4,011,719       4,090,615
                                                                         ------------    ------------

      Total current liabilities ......................................      8,586,518      14,234,529

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS,
    net of current portion ...........................................           --           790,671
CONVERTIBLE DEBENTURES ...............................................           --         6,309,110
CONVERTIBLE DEBENTURES TO RELATED PARTY ..............................      1,854,800       7,929,889
                                                                         ------------    ------------

      Total liabilities ..............................................     10,441,318      29,264,199
                                                                         ------------    ------------

MINORITY INTEREST IN SUBSIDIARIES ....................................          9,581       4,596,998
                                                                         ------------    ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:
   Preferred Stock: 25,000,000 shares authorized, $0.10 par value;
  Convertible Series B-1, 1,524,872 shares issued and outstanding ....        152,487         152,487
  Common Stock: 1,000,000,000 shares authorized, $0.01 par value;
    29,789,280 and 25,789,280 shares issued and outstanding ..........        297,893         257,893
   Additional paid-in capital ........................................     31,324,107      28,097,629
   Accumulated deficit ...............................................    (41,772,889)    (41,101,647)
   Accumulated other comprehensive income ............................         15,600          15,468
                                                                         ------------    ------------
         Total stockholders' deficit .................................     (9,982,802)    (12,578,170)
                                                                         ------------    ------------

         Total liabilities and stockholders' deficit .................   $    468,097      21,283,027
                                                                         ============    ============

See accompanying notes to unaudited consolidated financial statements.

eVISION INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                    Three months ended
                                                                       December 31,
                                                                    2001           2000
                                                                    ----           ----
REVENUES:

   Computer hardware and software operations ...............   $ 1,154,896        627,138
   Interest income on investments and loans ................       175,913        401,956
   Interest income on loans, related parties ...............           676        790,906
   Realized gains on sale of investment securities .........        40,526         (2,694)
   Professional fees, related parties ......................        46,850           --
   Other ...................................................        29,829            242
                                                               -----------    -----------

              Total revenue ................................     1,448,690      1,817,548
                                                               -----------    -----------

COST OF SALES AND OPERATING EXPENSES:
   Computer cost of sales ..................................       451,268        184,449
   Unrealized loss (gain)  on securities ...................       (49,074)       207,875
   Interest expense on convertible debentures ..............       164,782        217,073
   General and administrative ..............................     1,231,485      1,300,299
   Research and development ................................         8,557         13,279
   Depreciation and amortization ...........................        99,293         12,330
                                                               -----------    -----------

              Total cost of sales and operating expenses ...     1,906,311      1,935,305
                                                               -----------    -----------

     Operating loss ........................................      (457,621)      (117,757)
                                                               -----------    -----------

OTHER INCOME (EXPENSE):
     Interest income .......................................         1,280         12,774
     Interest expense ......................................       (59,050)       (38,481)
     Interest income (expense), related party ..............       149,600       (185,862)
     Foreign currency transaction loss .....................        (2,182)         3,542
     Equity in loss of unconsolidated affiliates ...........          --         (293,442)
                                                               -----------    -----------

                 Total other income (expense) ..............        89,648       (501,469)
                                                               -----------    -----------
Loss from continuing operations before minority
   interest and income taxes ...............................      (367,973)      (619,226)
                                                               -----------    -----------

Minority interest in loss ..................................       191,824        221,248
                                                               -----------    -----------

Loss from continuing operations before income taxes ........      (176,149)      (397,978)
Income tax expense (benefit) ...............................      (228,847)       282,320
                                                               -----------    -----------

Earnings (loss) from continuing operations .................        52,698       (680,298)
Loss from discontinued operations ..........................      (147,413)    (3,284,117)
                                                               -----------    -----------

Net loss ...................................................       (94,715)    (3,964,415)
Preferred dividends ........................................      (576,527)      (565,833)
                                                               -----------    -----------

Net loss attributable to common shareholders ...............   $  (671,242)    (4,530,248)
                                                               ===========    ===========

Basic and diluted income (loss) per common share:
   Continuing operations ...................................   $     (0.02)         (0.05)
   Discontinued operations .................................         (0.01)         (0.13)
                                                               -----------    -----------
                                                               $     (0.03)         (0.18)
                                                               ===========    ===========

See accompanying notes to unaudited consolidated financial statements.

eVISION INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

                                                                     Three months ended
                                                                       December 31,
                                                                     2001           2000
                                                                     ----           ----
NET LOSS .....................................................  $   (94,715)   $(3,964,415)

Other comprehensive income (loss):
     Reclassification adjustment for gains arising
        during the period, net of tax of $12,368 .............       21,134           --
     Foreign currency translation ............................      (15,291)        (8,571)
     Unrealized gain (loss) on available-for-sale
        securities, net of tax benefit of $20,017 in 2000 ....        1,790        (31,308)
                                                                -----------    -----------

COMPREHENSIVE LOSS ...........................................  $   (87,082)   $(4,004,294)
                                                                ===========    ===========

See accompanying notes to unaudited consolidated financial statements.

eVISION INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

                                             Convertible                                         Accumulated
                                             Series B-1              Additional                     other
                                              Preferred     Common    Paid-in      Accumulated  comprehensive
                                                Stock        Stock    Capital        Deficit       Income         Total
                                             -----------    ------   ----------    -----------  -------------     -----

Balances at September 30, 2001 ............  $   152,487     257,893  28,097,629  (41,101,647)     15,468     (12,578,170)

Preferred stock dividends .................         --          --          --       (576,527)       --          (576,527)

Effects of Asset Transfer to Online .......         --        40,000   3,226,478        --         (7,501)      3,258,977
Credit

Other comprehensive income:
   Reclassification adjustment ............         --          --          --          --         21,134          21,134
   Foreign currency translation ...........         --          --          --          --        (15,291)        (15,291)
   Unrealized gain on available-for-sale ..         --          --          --          --          1,790           1,790
securities

Net loss ..................................         --          --          --        (94,715)       --           (94,715)
                                             ----------- ----------- -----------  -----------  -----------     -----------

Balances at December 31, 2001 .............  $   152,487     297,893  31,324,107  (41,772,889)      15,600      (9,982,802)
                                             =========== =========== ===========  ===========  ===========     ===========

See accompanying notes to unaudited consolidated financial statements.

eVISION INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                      Three months ended December 31,
                                                                             2001          2000
                                                                             ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES:

NET LOSS .............................................................   $  (94,715)   (3,964,415)

Adjustments to reconcile net loss to net cash used in operating activities:
   Loss from discontinued operations .................................      147,413     3,284,117
   Allowance for bad debt ............................................         --          12,011
   Depreciation and amortization .....................................       99,293        12,330
   Amortization of deferred financing costs ..........................       49,188        26,920
   Amortization of deferred rent .....................................         --         (28,515)
   Accretion of discount on credit card accounts receivable ..........         --        (153,016)
   Accretion of original issue discount on convertible debentures ....       16,287         9,303
   Equity in loss of unconsolidated affiliates .......................         --         293,442
   Minority interest in loss .........................................     (191,824)     (221,248)
   Shares of common stock received for financing fees ................         --        (584,278)
   Payment of interest in exchange for common stock ..................         --         212,111
   Other .............................................................     (218,795)         --
   Changes in operating assets and liabilities:
      Increase in accounts receivable, trade .........................     (453,269)         --
      Increase in accounts receivable, related party .................       (3,254)      (61,866)
      Increase in other receivables ..................................     (345,092)       (5,498)
      Increase in accrued interest receivable ........................      (52,577)     (117,428)
      Decrease (increase) in accrued interest receivable, related ....       10,324      (132,704)
      Decrease (increase) in securities owned, at market value .......     (377,598)      216,001
      Decrease (increase) in other assets ............................      164,849      (137,845)
      Increase (decrease) in accounts payable and accrued expenses ...     (301,586)      673,288
      Increase in accrued interest payable ...........................      121,634       150,783
      Decrease in accrued interest payable, related ..................     (197,193)         --
      Increase (decrease) in deferred revenues .......................      722,663       (19,380)
      Decrease in other current liabilities ..........................      (49,493)      (12,546)
                                                                         ----------    ----------

      Net cash used in continuing operations .........................     (953,745)     (548,433)
      Net cash used in discontinued operations .......................      (31,560)   (2,423,257)
                                                                         ----------    ----------
      Net cash used in operating activities ..........................     (985,305)   (2,971,690)
(Continued)

See accompanying notes to unaudited consolidated financial statements.

eVISION INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

                                                                 Three months ended December 31,
                                                                       2001           2000
                                                                       ----           ----
CASH FLOWS FROM INVESTING ACTIVITIES:

   Purchase of credit card accounts receivable ................   $      --       (2,980,022)
   Repayments on credit card accounts receivable ..............       480,447      4,409,989
   Decrease (increase) in credit card facilities receivable ...        45,935     (3,039,059)
   Repayments on notes receivable .............................          --          720,000
   Cash included through Global Med consolidation .............          --        1,566,172
   Cash excluded through eBanker deconsolidation ..............    (5,158,301)          --
   Investment in subsidiary ...................................          --          (98,056)
   Other investing activities .................................        55,000         (3,000)
   Net cash used in discontinued operations ...................       (55,000)       (81,208)
                                                                  -----------    -----------

   Net cash provided by (used in) investing activities ........    (4,631,919)       494,816
                                                                  -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES

   Payment of cash dividends ..................................          --         (614,205)
   Principal payments on borrowings ...........................       (21,888)        (1,358)
   Issuance of convertible debentures, related party ..........        60,000           --
   Proceeds from exercises of stock options and warrants ......          --            6,200
   Net cash used in discontinued operations ...................          --          (14,660)
                                                                  -----------    -----------

   Net cash provided by (used in) financing activities ........        38,112       (624,023)
                                                                  -----------    -----------

(Continued)

See accompanying notes to unaudited consolidated financial statements.

eVISION INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

                                                                              Three months ended December 31,
                                                                                     2001          2000
                                                                                     ----          ----

Effect of exchange rate on cash and cash equivalents ......................            (200)      (4,364)
                                                                              -------------   ----------

Net decrease in cash and cash equivalents .................................      (5,579,312)  (3,105,261)
Less net decrease (increase) in cash and cash equivalents
    from discontinued operations ..........................................         (23,440)   2,523,489
                                                                              -------------   ----------

Net decrease in cash and cash equivalents from
    continuing operations .................................................      (5,602,752)    (581,772)

Cash and cash equivalents, beginning of period ............................       5,658,067    9,122,292
                                                                              -------------   ----------

Cash and cash equivalents, end of period ..................................   $      55,315    8,540,520
                                                                              =============   ==========

SUPPLEMENTAL DISCLOSURES RELATED TO STATEMENTS OF CASH FLOWS
                                                                              Three months ended December 31,
                                                                                     2001          2000
                                                                                     ----          ----
Cash payments for interest:
    Continuing ............................................................   $      12,248       22,672
    Discontinued ..........................................................            --          3,232
                                                                              -------------   ----------
        Total cash payments for interest ..................................          12,248       25,904
                                                                              =============   ==========

Cash payments for income taxes, continuing ................................   $        --         53,712
                                                                              =============   ==========

Other financing and investing:

Effects of asset transfer to parent company ...............................       4,033,026         --
                                                                              =============   ==========
Issuance of convertible debenture for payment of dividend by parent .......   $
                                                                                    614,205         --
                                                                              =============   ==========

Common stock issued in payment of accrued interest
    payable to related party ..............................................   $        --        212,111
                                                                              =============   ==========

Common stock received in payment of account receivable ....................   $        --        150,000
                                                                              =============   ==========

Assets exchanged for ownership in unrelated broker/dealer .................   $        --        870,468
                                                                              =============   ==========

Assets acquired in acquisition of Global Med Technologies, Inc.
    on the exercise of warrants in exchange for repayment of
    debt, net of cash .....................................................   $        --      4,966,474
                                                                              =============   ==========

See accompanying notes to unaudited consolidated financial statements.

eVISION INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited consolidated financial statements of eVision International, Inc. and subsidiaries (eVision or the Company) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, these financial statements reflect all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the results of operations and financial position for the interim periods presented.

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

These interim financial statements should be read in conjunction with the Annual Report on Form 10-K for the year ended September 30, 2001. Operating results for the three months ended December 31, 2001, are not necessarily indicative of the results that may be expected for the year ending September 30, 2002. Certain reclassifications have been made to prior period’s consolidated financial statements to conform to current period presentation.

NOTE 2. ORGANIZATION

eVision is a holding company that was incorporated under the laws of the state of Colorado on September 14, 1988. As of December 31, 2001, eVision does not have any significant operating subsidiaries. Previously the major operating activity was to provide transaction processing, networking and internet based services; provide leveraged financing; provide high speed internet access via satellite; and design, develop and market information management software products for the healthcare industry. Until December 19, 2000, one of eVision’s significant subsidiaries, American Fronteer Financial Corporation (American Fronteer or AFFC), operated as a broker/dealer in securities.

eVision is majority owned by Heng Fung Holdings Limited (Heng Fung formerly known as Online Credit International Limited) and its subsidiary, Online Credit Limited (Online Credit). Heng Fung, eVision and eVision’s subsidiary through November 28, 2001, eBanker USA.com, Inc. (eBanker), were significant shareholders of Global Med Technologies, Inc. (Global Med). As of November 28, 2001, eBanker is controlled by Online Credit as more fully described in Note 8. eVision and eBanker hold shares of common stock and/or warrants to purchase shares of common stock of Global Med. In addition, Global Med has outstanding balances due on various financing agreements with eBanker. eBanker has credit card accounts and facilities receivable with a subsidiary of Heng Fung, Online Credit Card Limited (OCCL). Also at times, Global Online Funds, Inc. (Global Online) a wholly-owned subsidiary of eVision owned securities of Heng Fung through Lil Capital, Inc. (formerly known as Fronteer Capital, Inc. or Fronteer Capital) wholly-owned by Global Online. Consequently, eVision, Heng Fung, Online Credit, OCCL, eBanker, Global Med, Global Online and Lil Capital, Inc. are considered related parties.

eVISION INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

On June 8, 2001, eVision and Online Credit, entered into an agreement whereby eVision agreed to pay $7,314,316 of principal and interest, in the form of transferring ownership of assets, to Online Credit in satisfaction of certain convertible debentures outstanding. The shareholders approved this transaction on November 28, 2001. The assets of eVision which were used as satisfaction of the convertible debentures were all debt, equity and derivative instruments of eBanker owned by eVision, except that owned by American Fronteer; all shares of Global Growth Management, Inc. (Global Growth) a wholly-owned subsidiary of eVision; and 1,050,000 common shares of Global Med. Consequently, as of November 28, 2001, eBanker and Global Med are no longer a part of the eVision consolidated financial statements. See Note 8 relating to the asset transfer agreement.

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

The consolidated financial statements include all majority owned or controlled companies. All significant intercompany transactions have been eliminated.

NOTE 3. RISKS AND UNCERTAINTIES

On November 28, 2001, with shareholder approval, eVision transferred ownership of certain assets in payment of principal and interest of $7,314,316 on convertible debentures owing to the Company’s largest creditor, Online Credit. As a result, the Company has substantially reduced its assets and its convertible debentures due to Online Credit. Consequently, the Company currently does not have any significant operations. Management is in process of determining the best approach in which to direct the Company, including the possibility of further asset sales, the necessity to reduce its liabilities through negotiations with lenders or the possibility of finding a suitable merger candidate to provide new revenues.

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

eVISION INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

eVision’s accumulated deficit is $41,772,889 and stockholders’ equity is a deficit of $9,982,802. eVision’s operations have not been profitable for the previous three years. The loss for the three months ended December 31, 2001, including discontinued operations, was $94,715.

NOTE 4. DISCONTINUED OPERATIONS

American Fronteer Financial Corporation

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

On December 19, 2000, eVision acquired 24.9% of the outstanding common stock of Auerbach, Pollak and Richardson, Inc. (APR), a broker/dealer in securities, and an option to purchase an additional 15.1% of the outstanding common stock of APR for one dollar in exchange for the primary assets of the retail brokerage operations of American Fronteer. The transfer of the American Fronteer brokers and other personnel to APR occurred on December 19, 2000. Following the transfer, American Fronteer withdrew its registrations as a securities broker/dealer. The investment in APR is accounted for under the equity method of accounting.

Subsequent to the transaction described above, APR incurred a net capital violation and was prevented from operating as a full service broker/dealer by the NASD. Since this time, the brokerage accounts were transferred to another broker/dealer. Consequently, the Company has accrued for lease termination and other costs of approximately $1,700,000 that American Fronteer may be ultimately be responsible for and accounted for its broker/dealer operations as discontinued operations.

eServices

In addition, the eServices segment of eVision comprising primarily of Skyhub Asia Holding Limited (Skyhub), eBiz Web Solutions, Inc. (eBiz Web Solutions) and Corporate Net Solutions, Inc. (Corporate Net Solutions) are classified as discontinued operations as of December 31, 2001. eBiz Web Solutions terminated operations February 2001. Corporated Net Solutions terminated operations during the year ended September 30, 2001. Because of the inability of a third party to fulfill a funding agreement, the operations of Skyhub are now discontinued also.

eVISION INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following is financial information relative to discontinued operations. The amounts primarily consist of information for American Fronteer but also include eServices.

                                                       December 31,    September 30,
                                                           2001            2001
                                                       -----------     ------------
     Current assets:
        Cash and cash equivalents                     $    95,242         71,892
        Other receivables, net                              4,852         25,893
        Securities owned, at market value                 225,536         63,165
        Other assets                                       30,000            282
                                                      -----------    -----------

           Total current assets                           355,630        161,232

        Current liabilities:
           Accounts payable and accrued expenses        4,287,897      4,170,810
           Current portion of long term debt               56,637         56,637
           Other current liabilities                       22,815         24,400
                                                      -----------    -----------

              Total current liabilities                 4,367,349      4,251,847
                                                      -----------    -----------

              Net current liabilities                  (4,011,719)    (4,090,615)
                                                      ===========    ===========

Long-term assets:
  Property, furniture and equipment, net                     --          134,998
  Other long-term assets                                   27,433         27,433
                                                      -----------    -----------

       Total long-term assets                              27,433        162,431

Long-term liabilities:
  Capital lease obligations, net of current portion          --             --
                                                      -----------    -----------

    Total long-term liabilities                              --             --
                                                      -----------    -----------

         Net long-term assets                         $    27,433        162,431
                                                      ===========    ===========

eVISION INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

                                     Three months ended December 31,
                                           2001          2000
                                           ----          ----

Revenues                               $  193,902     1,457,889

Cost of sales and operating expenses     (335,783)   (4,681,649)

Other non-operating income (expense)       (5,532)      (60,357)
                                       ----------    ----------

Loss before income taxes                 (147,413)   (3,284,117)

Income tax expense                           --            --
                                       ----------    ----------

Loss from discontinued operations      $ (147,413)   (3,284,117)
                                       ==========    ==========

NOTE 5. CREDIT CARD FACILITIES RECEIVABLE

During the year ended September 30, 2001, eBanker and OCCL entered into agreements to lend funds to unaffiliated Hong Kong companies through credit card facilities. eBanker and OCCL share in the loans, as proportionately agreed. The credit card facilities bear interest at the rate of 3% per month and are administered by OCCL. In exchange for OCCL’s administration of the facilities, legal documentation and due diligence, eBanker pays OCCL 10% per annum on eBanker’s share of the outstanding balances. This amount is estimated to be approximately $61,000 and $44,000 for the three months ended December 31, 2001 and 2000, respectively. eBanker provides allowances for potential losses associated with its participation in credit card facilities receivable. There was no provision considered necessary for the three months ended December 31, 2001. As of December 31, 2001, these receivables are not included in the consolidation of eVision as they are part of the assets of eBanker. See Note 8 relating to the asset transfer agreement.

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

eVISION INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Concurrent with the acquisition of the credit card portfolio by eBanker, Online Credit acquired MBf and changed the name of MBf to Online Credit Card Limited (OCCL). OCCL processes the credit card collections for eBanker, remits collections to eBanker on a monthly basis, and manages and absorbs the costs associated with (i) the administration and overhead of the portfolio including rent, utilities, salaries, wages, benefits, and hardware, software and other equipment costs, (ii) the underlying cards’ benefits and bonus points program, (iii) one-third of any charge-offs and (iv) providing 24-hour customer support. eBanker estimates that it paid OCCL approximately $160,000 related to processing collections for the three months ended December 31, 2000. The fees for the three months ended December 31, 2001 were not material. In addition to the accretion of the discount, eBanker earns 10% interest on the outstanding credit card accounts. For the three months ended December 31, 2001 and 2000, after payment of the fees related to processing collections, eBanker recognized interest income of approximately $670 and $439,681, respectively, including the discount accretion. In addition, eBanker paid OCCL a one-time fee of approximately $100,000 related to its share of legal, audit, and other fees as part of the acquisition of the credit card accounts receivable. As of December 31, 2001, these receivables are not included in the consolidation of eVision as they are part of the assets of eBanker. See Note 8 relating to the asset transfer agreement.

NOTE 7. NOTES RECEIVABLE

On April 5, 2001, eBanker entered into a loan agreement with an entity for $500,000, bearing interest at a rate of 12% per annum, payable quarterly for a term of 36 months. The loan is secured by certain assets of the entity including, but not limited to, the current and future intellectual property (trademarks, software, copyrights, technology, licenses, and patented technology), marketable securities and stock of the entity that is not owned by the entity itself. eBanker received a commitment fee equal to 10% of the entity’s common stock. At the time of the transaction, two of the entity’s principals were members of the Board of Directors of eVision. Interest income recognized on the loan and included in eVision’s consolidated statement of operations for the three months ended December 31, 2001 was $10,000. As of December 31, 2001, this note receivable is not included in the consolidation of eVision as it is part of the assets of eBanker. See Note 8 relating to the asset transfer agreement.

NOTE 8. CONVERTIBLE DEBENTURES, RELATED PARTY

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

eVISION INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

On June 8, 2001, the Company and Online Credit entered into an agreement whereby eVision agreed to pay $7,314,316 of principal and interest, in the form of transferring ownership of assets, to Online Credit in satisfaction of certain convertible debentures outstanding subject to the approval of the eVision shareholders. The shareholders approved the agreement on November 28, 2001. The convertible debentures were issued under the Convertible Debenture and Option. Of the Convertible Debenture and Option, Online Credit had exercised and held $8,000,000 prior to the satisfaction in May 2001 of $660,000 of convertible debentures. Of the remaining $7,340,000, $6,749,924 of principal was satisfied, as was $564,392 of accrued interest thereon. The remaining outstanding balance of convertible debentures of $590,076 was documented in the form of a convertible debenture in accordance with terms under the Option and accrues interest at 8% with a maturity of 2007. Online Credit gave up its Option to purchase an additional $7,000,000 of convertible debentures. As part of the asset transfer agreement, the Company was granted an option to purchase approximately 20% of the total outstanding common stock of eBanker at an exercise price of $4.07 per share on or before December 31, 2001, at $4.31 per share on or before December 31, 2002 and at $4.57 per share on or before December 31, 2003, with the expiration of the option December 31, 2003.

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

The assets of eVision used as satisfaction of the convertible debentures identified above consisted of all debt, equity and derivative instruments of eBanker owned by eVision, except that owned by American Fronteer, as of June 8, 2001; all shares of Global Growth; and 1,050,000 common shares of Global Med. On June 27, 2001, these assets were pledged to secure eVision’s performance under all convertible debentures currently outstanding to Online Credit. As consideration for the pledge, Online Credit agreed to reduce the interest rate from 12% to 2% on a $589,889 convertible debenture due June 4, 2006 that was issued to Heng Fung in consideration for Heng Fung paying the April 30, 2001 Convertible Series B-1 Preferred Stock dividend of eVision in accordance with the guaranty of Heng Fung. The $589,889 convertible debenture was assigned by Heng Fung to Online Credit.

eVISION INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Prior to the transaction, eVision owned approximately 40% of eBanker’s outstanding common shares and approximately 5% of Global Med. Separately, eBanker owns approximately 43% of Global Med. As part of the agreement, amounts owing to eVision from Global Growth of approximately $1,045,775 were cancelled.

The debt, equity and derivative instruments of eBanker consisted of 1 Series A preferred share, 1,083,533 common shares, 330,000 warrants to purchase common shares exercisable at $3.00 expiring August 11, 2003, 307,692 warrants to purchase common shares exercisable at $8.00 expiring March 31, 2005, 307,692 warrants to purchase common shares exercisable at $9.00 expiring March 31, 2005 and $660,000 in face value 10% convertible debentures. The Series A preferred share entitles the holder to 50% of the vote for members of the Board of Directors of eBanker. The primary assets of Global Growth consisted of ownership in commercial property in Vancouver, British Columbia, Canada, including a mortgage thereon of approximately $778,000.

Values given to the assets being transferred were determined and agreed to by the Board of Directors of eVision and Online Credit and were based on market values at the time of the agreement in case of the shares of Global Med and recent transactions in the case of the shares of eBanker and Global Growth.

Heng Fung has guaranteed through October 31, 2002, the payment of each annual 8% cash dividend on the Convertible Series B-1 Preferred Stock that was offered by eVision if such dividend is not paid by eVision. Pursuant to this guarantee, the payments for April 30 and October 31, 2001 cash dividends were made Heng Fung. In return, eVision gave Heng Fung a convertible debenture for $589,889 due June 2006 and $614,963 due December 2006, respectively, representing the April 30 and October 31, 2001 cash payments. These debentures are convertible at the market price. Interest is payable quarterly, and at the option of Heng Fung, is payable in cash or common shares of eVision.

Heng Fung purchased a convertible debenture in the amount of $60,000 from eVision on October 2, 2001. The debenture is convertible at the market price, is due October 2, 2002 and accrues interest at 12% per annum. Interest is payable quarterly, and at the option of Heng Fung, is payable in cash or common shares of eVision.

NOTE 9 COMMITMENTS AND CONTINGENCIES

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

eVISION INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

On March 17, 2000, Philip and Brenda Sims filed an arbitration claim (Claim No. 00-1219) with the NASD offices in Atlanta, Georgia against American Fronteer, Todd Weiland, and Scott Hogan. The Sims are seeking $1,210,663 in damages they allege result from churning and unsuitable trades while they were customers of American Fronteer. On July 18, 2001, the Sims amended their complaint to add Robert Fitzner, Robert Trapp and Fai Chan. On December 18, 2001, the Sims indicated that they were withdrawing their complaint against Fai Chan. American Fronteer is vigorously defending this complaint.

On October 17, 2001, American Fronteer announced that it had filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court in the Southern District of New York. American Fronteer currently plans to pursue an orderly reorganization through the Chapter 11 process.

eVISION INTERNATIONAL, INC. AND SUBSIDIARIES

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

NOTE 10. LOSS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share for the three months ended December 31, 2001 and 2000:

                                                   Three months ended December
                                                               31,
                                                       2001          2000
                                                       ----          ----

Weighted average number of shares used
     in the basic earnings per share computation   27,137,106   25,147,011

Effect of dilutive securities:
     Common stock options                                --           --
     Common stock warrants                               --           --
     Convertible debentures, related party               --           --
     Convertible Series B-1 Preferred Stock              --           --
                                                   ----------   ----------

     Dilutive potential common shares                    --           --
                                                   ----------   ----------

Adjusted weighted average number of
     shares used in diluted earnings per
     share computation                             27,137,106   25,147,011
                                                   ==========   ==========

The effects of potentially dilutive securities for the three months ended December 31, 2001 and 2000 have not been included in the calculation of diluted earnings per share as the effects were antidilutive.

NOTE 11. SEGMENT DISCLOSURE

eVision’s segments are managed separately based on the fundamentally different products and services offered by the various eVision subsidiaries. The discontinued operations segment includes American Fronteer, which was the securities broker/dealer and the eServices division which included investments or subsidiaries providing computer related products and services primarily consisting of Corporate Net Solutions, Skyhub, and eBiz Web Solutions. eBanker, excluding Global Med, is considered a segment due to the nature of its ownership and operations. The eMedical segment includes Global Med. Included in the eVision segment are eVision, eVision Corporate Services, Global Online Funds and Global Growth. These subsidiaries include investing activities and the provision of accounting, legal, administrative and back office support for other subsidiaries and other entities as well. eBanker, Global Med and Global Growth are no longer consolidated into eVision’s consolidated financial statements as of November 28, 2001.

eVISION INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

                                                         For the Three Months Ended December 31, 2001

                                       Discontinued
Consolidated                            Operations        eVision       eBanker      eMedical      Eliminations        Total
------------                           ------------       -------       -------      --------      ------------        -----

Revenues from unaffiliated customers   $   193,902         77,579        216,215      1,154,896           --        1,642,592
Intersegment revenues                         --          218,851         76,784           --         (295,635)          --
                                       -----------    -----------    -----------    -----------    -----------    -----------
Total revenues                             193,902        296,430        292,999      1,154,896       (295,635)     1,642,592
                                       ===========    ===========    ===========    ===========    ===========    ===========

Operating income (loss)                   (141,881)        46,440       (586,788)       159,511        (76,784)      (599,502)
Other income (expense), net                 (5,532)       134,141           --         (121,277)        76,784         84,116
                                       -----------    -----------    -----------    -----------    -----------    -----------
Income (loss) from operations
   before  minority interest and
   income taxes                           (147,413)       180,581       (586,788)        38,234           --         (515,386)
                                       ===========    ===========    ===========    ===========    ===========    ===========

Depreciation and amortization              133,948         11,920           --           87,373           --          233,241
                                       ===========    ===========    ===========    ===========    ===========    ===========

Capital expenditures                   $      --             --             --             --             --             --
                                       ===========    ===========    ===========    ===========    ===========    ===========

Identifiable assets as of December
  31, 2001                             $   383,063        440,664           --             --             --          823,727
                                       ===========    ===========    ===========    ===========    ===========    ===========

                                                         For the Three Months Ended December 31, 2000

                                       Discontinued
Consolidated                            Operations        eVision       eBanker      eMedical      Eliminations        Total
------------                           ------------       -------       -------      --------      ------------        -----

Revenues from unaffiliated customers   $ 1,419,760         56,829      1,171,710        627,138           --        3,275,437
Intersegment revenues                       38,129        365,890        148,466           --         (552,485)          --
                                       -----------    -----------    -----------    -----------    -----------    -----------
Total revenues                           1,457,889        422,719      1,320,176        627,138       (552,485)     3,275,437
                                       ===========    ===========    ===========    ===========    ===========    ===========

Operating income (loss)                 (3,223,760)      (334,110)       572,757       (290,466)       (65,938)    (3,341,517)
Other income (expense), net                (60,357)      (262,045)      (256,458)      (113,534)       130,568       (561,826)
                                       -----------    -----------    -----------    -----------    -----------    -----------
Income (loss) from operations
   before  minority interest and
   income taxes                         (3,284,117)      (596,155)       316,299       (404,000)        64,630     (3,903,343)
                                       ===========    ===========    ===========    ===========    ===========    ===========

Depreciation and amortization              168,469         12,330           --             --             --          180,799
                                       ===========    ===========    ===========    ===========    ===========    ===========

Capital expenditures                   $    81,208          3,000           --             --             --           84,208
                                       ===========    ===========    ===========    ===========    ===========    ===========

Identifiable assets as of December
  31, 2000                             $ 3,457,996      4,481,271     16,427,736      4,333,607        764,834     29,465,444
                                       ===========    ===========    ===========    ===========    ===========    ===========

eVISION INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following is a summary of information regarding the Company’s continuing operations by geographical area for each of the three months ended:

                                                December 31,
                                           ---------------------
                                           2001             2000
                                           ----             ----
Revenues:
   Continuing:
       United States                 $  1,418,874       1,826,007
       Canada                              29,816          (8,459)
       Asia                                  --              --
                                     ------------    ------------
           Total continuing             1,448,690       1,817,548
   Discontinued:
          United States                   193,902       1,264,354
       Canada                                --            41,290
          Asia                               --           152,245
                                     ------------    ------------
           Total discontinued             193,902       1,457,889
                                     ------------    ------------
                                     $  1,642,592       3,275,437
                                     ============    ============

Operating income (loss):
   Continuing:
           United States             $   (475,363)       (127,731)
           Canada                          17,742           9,974
           Asia                              --              --
                                     ------------    ------------
           Total continuing              (457,621)       (117,757)
   Discontinued:
          United States                  (141,881)     (2,747,518)
          Canada                             --          (224,235)
       Asia                                  --          (252,007)
                                     ------------    ------------
           Total discontinued            (141,881)     (3,223,760)
                                     ------------    ------------
                                     $   (599,502)     (3,341,517)
                                     ============    ============

Identifiable assets:
   Continuing:
           United States             $    440,664      24,325,746
           Canada                            --         1,681,702
        Asia                                 --              --
                                     ------------    ------------
           Total continuing               440,664      26,007,448
   Discontinued:
          United States                   369,223       2,710,316
          Canada                           13,840         271,453
       Asia                                  --           476,227
                                     ------------    ------------
           Total discontinued             383,063       3,457,996
                                     ------------    ------------
                                     $    823,727      29,465,444
                                     ============    ============

eVISION INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 12. RELATED PARTY TRANSACTIONS

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

eVision Corporate Services, Corporate Net Solutions and eBiz Web Solutions are wholly owned subsidiaries of eVision that provided management, accounting, administrative, technology support and web development services to consolidated and unconsolidated entities that are affiliated through common ownership or control. Asia SuperNet Corporation and Q6 Technologies, Inc., both partially owned by eVision or related parties, and Global Med, eVision, eBanker, eBiz Web Solutions, Corporate Net Solutions, Secutron, and American Fronteer were charged $265,701, and $391,621, for these services for the three months ended December 31, 2001 and 2000, respectively. These charges were eliminated in consolidation for those entities for the time period which they were included in eVision’s consolidation.

During the three months ended December 31, 2001, approximately $3,800 was paid to a company partially owned by an officer of the Company for tax related work, which funds were than paid 100% to a third party tax return preparer.

On February 20, 2002, eVision and Heng Fung Capital Company Limited (Heng Fung Capital), a subsidiary of Heng Fung, entered into an agreement whereby Heng Fung Capital agreed to acquire the 73,370 shares of American Pacific Bank stock held by eVision for $256,795. This amount approximates eVision’s cost in the shares and is approximately $26,000 above what it is valued at as of December 31, 2001 in the consolidated balance sheet. The value was based on the closing price of the stock in the market for the 20 trading days prior to the agreement. Of the acquisition price, $30,000 has already been paid in cash, $133,994 will be paid in cash upon a seven day written request and the remainder of $92,801 is to be paid by Heng Fung Capital assuming $90,000 of eVision’s debt. The cash proceeds are to be used for critical working capital needs of eVision. Mr. Fai H. Chan and Tony T. W. Chan are directors of American Pacific Bank and Heng Fung.

NOTE 13. INCOME TAXES

Deferred tax assets and liabilities are determined based on the difference between the financial statement assets and liabilities and tax basis assets and liabilities using the tax rates in effect for the year in which the differences occur. The Company’s temporary differences result primarily from operating loss carryforwards and accrued lease exit costs. All of the deferred tax assets have been fully provided for in the determination of the Company’s valuation allowance.

The provision for income tax expense (benefit) for the three months ended December 31, 2001 of $228,847 differs from the amount computed by applying the Federal statutory rate of 34% due primarily to eBanker which is not included in eVision’s consolidated Federal tax return.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

As described in Note 4 in the accompanying consolidated financial statements, during the year ended September 30, 2001, the Company completed the exchange of the majority of the assets and liabilities of American Fronteer for an ownership interest of approximately 40% in APR which occurred on December 19, 2000. American Fronteer is now disclosed as discontinued operations.

eBanker completed the acquisition of a controlling interest in Global Med in November 2000 through the exercise of warrants to purchase 8,000,000 shares of Global Med common stock. This acquistion resulted in the consolidation for accounting purposes of Global Med into eVision’s consolidated financial statements beginning on the acquisition date.

On June 8, 2001, eVision and Online Credit, entered into an agreement whereby eVision agreed to pay $7,314,316 of principal and interest, in the form of transferring ownership of assets, to Online Credit in satisfaction of certain convertible debentures outstanding subject to the approval of the eVision Shareholders. The shareholders approved this transaction on November 28, 2001. See Note 8 to the accompanying consolidated financial statements. This transaction resulted in the financial statements for eBanker, which has included the consolidation of Global Med since November 2001, to no longer be included in the consolidation of eVision’s consolidated financial statements beginning November 28, 2001.

As a result of these transactions, the Company’s historical results of operations may not be indicative of future results.

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 2001 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2000.

Revenues

Revenues for the three months ended December 31, 2001 were $1,448,690, a decrease of $368,858 or 20% from the $1,817,548 for the three months ended December 31, 2000. The decrease is primarily the result of the consolidation of Global Med in November 2000 and the asset transfer in November 2001 as described above.

The increase in computer hardware and software operations of $527,758 for the three months ended December 31, 2001 over the prior period is a result of Global Med being consolidated for two months of the current period and roughly a month in the prior period.

The decrease in interest income on loans, related parties of $790,230 for the three months ended December 31, 2001 as compared to the three months ended December 31, 2000 was due to the consolidation of Global Med. The interest income in the prior period relates to interest on eBanker’s loans to Global Med through the date in November 2000 when Global Med began being part of eVision’s consolidation at which time the interest income for eBanker would be eliminated with the interest expense for Global Med.

Cost of Sales and Operating Expenses

Cost of sales and operating expenses decreased slightly from $1,935,305 for the three months ended December 31, 2000 to $1,906,311 for the three months ended December 31, 2001. This change primarily consists of an increase in computer cost of sales of $266,819 offset by a change in the unrealized loss (gain) on securities of $256,949.

The increase in computer cost of sales of $266,819 was primarily due to the consolidation of Global Med as described above.

The change in unrealized loss (gain) on securities relates to a gain of $49,074 versus a loss in the prior period of $207,875.

Other Income (Expense)

The change in interest income (expense), related party from expense of $185,862 in the prior period to income of $149,600 in the current period primarily relates to the adjustment made during the current period to interest expense on the convertible debentures payable to Online Credit. Interest expense was reversed back to June 2001 to account for the asset transfer involving the convertible debentures to Online Credit. In accordance with the agreement approved by the shareholders, the asset transfer was to be effective June of 2001.

The equity in the loss of the unconsolidated affiliates relates to eVision’s share of the loss sustained by APR during the period December 20, 2000 through December 31, 2001 and the losses of Global Med for the period October 1, 2000 through November 19, 2000, prior to consolidation.

Other

Income tax benefit in the current period of $228,847 relates to eBanker and the recovery of previously paid taxes in prior periods based on the carryback of current operating losses.

The decrease in the loss from discontinued operations primarily relates to American Fronteer.

Liquidity and Capital Resources

On November 28, 2001, with shareholder approval, eVision transferred ownership of certain assets in payment of principal and interest of $7,314,316 on convertible debentures owing to the Company’s largest creditor, Online Credit. As a result, the Company has substantially reduced its assets and its convertible debentures due to Online Credit. Consequently, the Company currently does not have any significant operations. Management is in process of determining the best approach in which to direct the Company, including the possibility of further asset sales, the necessity to reduce its liabilities through negotiations with lenders or the possibility of finding a suitable merger candidate to provide new revenues.

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

eVision’s accumulated deficit is $41,772,889 and stockholders’ equity is a deficit of $9,982,802. eVision’s operations have not been for the previous three years. The loss for the three months ended December 31, 2001, including discontinued operations, was $94,715.

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

                                        December 31, 2001          September 30, 2001
                                            (Unaudited)
                                     Fair Value  Carrying Value  Fair Value  Carrying Value
                                     ----------  --------------  ----------  --------------
Foreign Exchange Rate Risk:
   Equity securities, trading        $     --           --           --            --
   Credit card receivable, net             --           --         61,918        61,918
   Credit card facilities, net             --           --      2,560,153     2,560,153

Equity Price Risk:
   Equity securities, trading              --           --           --            --
   Equity securities                    230,382      230,382      227,447       227,447

Credit Risk:
   Debt securities                         --           --           --            --
   Credit card  receivable, net            --           --         61,918        61,918
   Credit card facilities, net             --           --      2,560,153     2,560,153
   Notes receivable, related party         --           --        500,000       500,000

Interest Rate Risk:
   Convertible debentures                  --           --     (6,309,110)   (6,339,276)
   Convertible debentures,
     related party                    1,854,800    1,854,800   (7,929,889)   (8,000,000)
   Notes receivable, related party         --           --        500,000       500,000

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

On March 17, 2000, Philip and Brenda Sims filed an arbitration claim (Claim No. 00-1219) with the NASD offices in Atlanta, Georgia against American Fronteer, Todd Weiland, and Scott Hogan. The Sims are seeking $1,210,663 in damages they allege result from churning and unsuitable trades while they were customers of American Fronteer. On July 18, 2001, the Sims amended their complaint to add Robert Fitzner, Robert Trapp and Fai Chan. On December 18, 2001, the Sims indicated that they were withdrawing their complaint against Fai Chan. American Fronteer is vigorously defending this complaint.

On October 17, 2001, American Fronteer announced that it had filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court in the Southern District of New York. American Fronteer currently plans to pursue an orderly reorganization through the Chapter 11 process.

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

ITEM 2. CHANGES IN SECURITIES

(c) Recent Sales of Unregistered Securities

The Company issued in December 2001 a 12% Convertible Debenture due December 2006 in the amount of $614,963 to Heng Fung who assigned it to Online Credit in consideration of payment to shareholders by Heng Fung of the cash portion of the dividend payment at October 31, 2001 on the Convertible Series B-1 Preferred Stock outstanding.

The Company issued in October 2001 a 12% Convertible Debenture due October 2, 2002 in the amount of $60,000 to Heng Fung who assigned it to Online Credit in consideration of a payment of $60,000 in cash.

The Company issued in December 2001 a 8% Convertible Debenture due June 8, 2007 in the amount of $590,076 to Online Credit in consideration the remaining amount outstanding as a result of the asset transfer approved by the shareholders on November 28, 2001.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company’s Special Meeting of Shareholders held on November 28, 2001, the shareholders approved an agreement dated June 8, 2001 entered into between eVision and Online Credit whereby eVision agreed to pay $7,314,316 of principal and interest, in the form of transferring ownership of assets, to Online Credit in satisfaction of certain convertible debentures outstanding subject to the approval of the eVision shareholders. The assets of eVision which will be used as satisfaction of the convertible debentures identified above, were all debt, equity and derivative instruments of eBanker owned by eVision, except that owned by American Fronteer; all shares of Global Growth Management, Inc. (Global Growth) a wholly-owned subsidiary of eVision; and 1,050,000 common shares of Global Med.

At the same shareholders meeting, the shareholders approved an amendment to Article I of the Company’s articles of incorporation to change the name of the Company to eVision International, Inc.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(b) Reports on Form 8-K:

A Current Report on Form 8-K dated October 17, 2001 was filed on the same date to report under Item 5 the filing by American Fronteer Financial Corporation its voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Court in the U. S. Bankruptcy Court in the Southern District of New York.

A Current Report on Form 8-K dated November 28, 2001 was filed on December 10, 2001 to report under Item 2 the approval by the shareholders of the proposed asset transfer in exchange for the cancellation of convertible debentures and interest owing to Online Credit and under Item 5 the approval by the shareholders to approve an amendment to Article I of the Company’s articles of incorporation to change the name of the Company to eVision International, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                                                                                  eVISION INTERNATIONAL, INC.
                                                                                                                  a Colorado Corporation

Dated: March 15, 2002                                                                           By: /s/ Tony T. W. Chan
                                                                                                                                Tony T.W. Chan, Chief Operating Officer

                                                                                                                    By: /s/ Gary L. Cook
                                                                                                                                  Gary L. Cook
                                                                                                                                 Secretary, Treasurer and Chief Financial Officer