Form 10-Q
period 2002-03-31
EVISION USA COM INC
filed 2002-05-31
CIK 844780

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2002

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ____________________ to ____________________.

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

Yes  [X]     No  [  ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: The registrant had 29,789,280 shares of its $.01 par value common stock outstanding as of April 30, 2002.

eVISION INTERNATIONAL, INC. AND SUBSIDIARIES
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002
TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements                                                                Page No.

         a.   Unaudited Consolidated Balance Sheets as of March 31, 2002
                  and September 30, 2001........................................................  3

         b.   Unaudited Consolidated Statements of Operations for the
                  six months and three months ended March 31, 2002 and 2001.....................  5

         c.   Unaudited Consolidated Statements of Comprehensive Loss for
                  the six months and three months ended March 31, 2002 and 2001.................  6

         d.   Unaudited Consolidated Statement of Stockholders' Deficit for
                  the six months ended March 31, 2002...........................................  7

         e.   Unaudited Consolidated Statements of Cash Flows for the six months ended March 31, 2002 and 2001.................................................  8

         f.   Notes to Unaudited Consolidated Financial Statements.............................. 11

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         of Operations  ........................................................................ 23

Item 3.  Quantitative and Qualitative Disclosures about Market Risk............................. 26

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings...................................................................... 36

Item 2.  Changes in Securities.................................................................. 28

Item 4.  Submission of matters to a vote of security holders.................................... 28

Item 6.  Exhibits and Reports on Form 8-K

         b.  Reports on Form 8-K................................................................ 28

Signatures...................................................................................... 29

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

eVISION INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

                                                                 March 31,    September 30,
ASSETS                                                              2002          2001
                                                                 --------     ------------
                                                                (Unaudited)
CURRENT ASSETS:
   Cash and cash equivalents ..............................   $   43,964    5,658,067
   Credit card facilities receivable, net .................         --      2,560,153
   Credit card accounts receivable, net ...................         --         61,918
   Accounts receivable trade, net .........................         --      1,154,602
   Accounts receivable, related party .....................      126,704      718,004
   Other receivables ......................................        9,438      437,934
   Accrued interest receivable ............................         --         92,253
   Accrued interest receivable, related party .............         --            653
   Securities owned, at market value ......................       88,388      233,506
   Investments, available-for-sale, at market value .......         --        227,447
   Other assets ...........................................         --        376,700
                                                              ----------   ----------

      Total current assets ................................      268,494   11,521,237

PROPERTY, FURNITURE AND EQUIPMENT, net ....................         --      1,783,417

NOTES RECEIVABLE, RELATED PARTY ...........................         --        500,000

FINANCING COSTS, net of accumulated amortization
    of $342,174 ...........................................         --        683,700

CAPITALIZED SOFTWARE DEVELOPMENT COSTS, net of
   accumulated amortization of $2,358,678 .................         --        781,044

GOODWILL, net of accumulated amortization of $1,146,571 ...         --      5,145,904

OTHER NONCURRENT ASSETS ...................................         --        705,294

NET LONG TERM ASSETS OF DISCONTINUED OPERATIONS ...........         --        162,431
                                                              ----------   ----------

      Total assets ........................................   $  268,494   21,283,027
                                                              ==========   ==========

See accompanying notes to unaudited consolidated financial statements.

eVISION INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED BALANCE SHEETS (continued)

                                                                            March 31,     September 30,
LIABILITIES AND STOCKHOLDERS' DEFICIT                                         2002             2001
-------------------------------------                                       ---------     ------------
                                                                           (Unaudited)
CURRENT LIABILITIES:
   Accounts payable and accrued expenses .............................   $  3,552,939       5,935,736
   Accrued dividends payable .........................................        947,014         958,790
   Accrued interest payable ..........................................           --           121,633
   Accrued interest payable to related party .........................         81,195         818,083
   Deferred revenues .................................................           --         2,165,444
   Current portion of long-term debt and capital lease obligations ...           --            92,276
   Other current liabilities .........................................         61,165          51,952
   Net current liabilities of discontinued operations ................      4,049,130       4,090,615
                                                                         ------------    ------------

      Total current liabilities ......................................      8,691,443      14,234,529

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS,
    net of current portion ...........................................           --           790,671
CONVERTIBLE DEBENTURES ...............................................           --         6,309,110
CONVERTIBLE DEBENTURES TO RELATED PARTY ..............................      1,794,800       7,929,889
                                                                         ------------    ------------

      Total liabilities ..............................................     10,486,243      29,264,199
                                                                         ------------    ------------

MINORITY INTEREST IN SUBSIDIARIES ....................................          9,577       4,596,998
                                                                         ------------    ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:
   Preferred Stock: 25,000,000 shares authorized, $0.10 par value;
  Convertible Series B-1, 1,578,680 and 1,524,872 shares issued and
    outstanding ......................................................        157,868         152,487
  Common Stock: 1,000,000,000 shares authorized, $0.01 par value;
    29,789,280 and 25,789,280 shares issued and outstanding ..........        297,893         257,893
   Additional paid-in capital ........................................     31,856,818      28,097,629
   Accumulated deficit ...............................................    (42,576,647)    (41,101,647)
   Accumulated other comprehensive income ............................         36,742          15,468
                                                                         ------------    ------------
         Total stockholders' deficit .................................    (10,227,326)    (12,578,170)
                                                                         ------------    ------------

         Total liabilities and stockholders' deficit .................   $    268,494      21,283,027
                                                                         ============    ============

See accompanying notes to unaudited consolidated financial statements.

eVISION INTERNATIONAL, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                       Six months ended March 31,    Three months ended March 31,
                                                           2002           2001           2002           2001
                                                           ----           ----           ----           ----
REVENUES:
   Computer hardware and software operations ......   $ 1,154,896      1,886,624           --        1,259,486
   Interest income on investments and loans .......       175,913        995,662           --          593,706
   Interest income on loans, related parties ......           676        829,598           --           38,692
   Realized gains (losses) on sales of
      investment securities .......................        14,513        (51,419)       (26,013)       (48,725)
   Professional fees, related parties .............       199,440        (13,160)       152,590        (11,101)
   Other ..........................................        29,829          2,331           --               30
                                                      -----------    -----------    -----------    -----------

                                                        1,575,267      3,649,636        126,577      1,832,088
                                                      -----------    -----------    -----------    -----------

COST OF SALES AND OPERATING EXPENSES:
   Computer hardware and software cost of sales ...       451,268        704,055           --          519,606
   Interest expense on convertible debentures .....       164,782        433,356           --          216,283
   Unrealized losses (gains) on securities ........       (27,117)       241,843         21,958         33,968
   General and administrative .....................     1,419,340      3,345,043        204,391      2,044,744
   Research and development .......................         8,557        237,967           --          224,688
   Depreciation and amortization ..................        99,293        381,492           --          369,162
                                                      -----------    -----------    -----------    -----------

                                                        2,116,123      5,343,756        226,349      3,408,451
                                                      -----------    -----------    -----------    -----------
     Operating loss ...............................      (540,856)    (1,694,120)       (99,772)    (1,576,363)
                                                      -----------    -----------    -----------    -----------
OTHER INCOME (EXPENSE):
     Interest income ..............................         1,310         23,115             29         10,341
     Interest expense .............................       (59,050)       (86,749)          --          (48,268)
     Interest expense, net, related party .........       111,102       (373,122)       (38,498)      (187,260)
     Foreign currency transaction gain (loss) .....        (2,182)         3,542         (1,694)          --
     Equity in loss of unconsolidated affiliates ..          --         (875,585)          --         (582,143)
     Other ........................................          (961)          --             (961)          --
                                                      -----------    -----------    -----------    -----------

     Total other income (expense) .................        50,219     (1,308,799)       (41,124)      (807,330)
                                                      -----------    -----------    -----------    -----------
Loss from continuing operations before
     minority interest and income taxes ...........      (490,637)    (3,002,919)      (140,896)    (2,383,693)
Minority interest in loss .........................       191,824        993,747           --          772,499
                                                      -----------    -----------    -----------    -----------

Loss from continuing operations before
     income taxes .................................      (298,813)    (2,009,172)      (140,896)    (1,611,194)
Income tax (expense) benefit ......................       228,847       (337,465)          --          (55,145)
                                                      -----------    -----------    -----------    -----------

Loss from continuing operations ...................       (69,966)    (2,346,637)      (140,896)    (1,666,339)
Loss from discontinued operations .................      (264,513)    (5,112,738)       (98,869)    (1,828,621)
                                                      -----------    -----------    -----------    -----------

Net loss ..........................................      (334,479)    (7,459,375)      (239,765)    (3,494,960)

Preferred dividends ...............................    (1,140,521)      (601,872)      (576,527)      (503,936)
                                                      -----------    -----------    -----------    -----------

Net loss attributable to
   common shareholders ............................   $(1,475,000)    (8,061,247)      (816,292)    (3,998,896)
                                                      ===========    ===========    ===========    ===========
Basic and diluted loss per common share:
   Continuing operations ..........................   $     (0.04)         (0.09)         (0.02)         (0.08)
   Discontinued operations ........................         (0.01)         (0.16)         (0.01)         (0.06)
                                                      -----------    -----------    -----------    -----------
                                                      $     (0.05)         (0.25)         (0.03)         (0.14)
                                                      ===========    ===========    ===========    ===========

See accompanying notes to unaudited consolidated financial statements.

eVISION INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

                                                        Six months ended          Three months ended
                                                            March 31,                  March 31,
                                                       2002          2001          2002          2001
                                                       ----          ----          ----          ----

NET LOSS .......................................   $ (334,479)   (7,459,375)     (239,765)   (3,494,960)

Other comprehensive income (loss):
     Reclassification adjustment for gains
        arising during the period, net of
        tax of $12,368 .........................       21,134          --            --            --
     Foreign currency translation ..............        7,641        17,542        22,932        26,113
     Unrealized loss on available-for-sale
        securities, net of tax expense (benefit)
        of $(9,278) and $10,730 for 2001 .......         --         (14,525)       (1,790)       16,783

                                                   ----------    ----------    ----------    ----------

COMPREHENSIVE LOSS .............................   $ (305,704)   (7,456,358)     (218,623)   (3,452,064)
                                                   ==========    ==========    ==========    ==========

See accompanying notes to unaudited consolidated financial statements.

eVISION INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ (DEFICIT)

                         Convertible                                               Accumulated
                          Series B-1                 Additional                       other
                          Preferred      Common       Paid-in      Accumulated    comprehensive
                           Stock          Stock       Capital        Deficit          Income        Total
                         -----------     ------      ----------    -----------    -------------     -----
Balances at
 September 30, 2001 .   $   152,487       257,893    28,097,629   (41,101,647)        15,468    (12,578,170)

Preferred stock
 dividends ..........         5,381          --         532,711    (1,140,521)          --         (602,429)

Effects of Asset
 Transfer to Online
 Credit .............          --          40,000     3,226,478          --           (7,501)     3,258,977

Other comprehensive
 income:
 Reclassification
  adjustment ........          --            --            --            --           21,134         21,134
 Foreign currency
  translation .......          --            --            --            --            7,641          7,641

Net loss ............          --            --            --        (334,479)          --         (334,479)
                        -----------   -----------   -----------   -----------    -----------    -----------

Balances at
 March 31, 2002 .....   $   157,868       297,893    31,856,818   (42,576,647)        36,742    (10,227,326)
                        ===========   ===========   ===========   ===========    ===========    ===========

See accompanying notes to unaudited consolidated financial statements.

eVISION INTERNATIONAL, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                         Six months ended March 31,
                                                                              2002           2001
                                                                              ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES:

NET LOSS ............................................................   $  (334,479)    (7,459,375)

Adjustments to reconcile net loss to net cash used in operating activities:
   Loss from discontinued operations ................................       264,513      5,112,738
   Allowance for bad debt ...........................................          --           12,012
   Depreciation and amortization ....................................        99,293        381,492
   Amortization of deferred financing costs .........................        49,188         53,840
   Amortization of deferred rent ....................................          --          (57,030)
   Accretion of discount on credit card accounts receivable .........          --         (286,383)
   Accretion of original issue discount on convertible debentures ...        16,287         19,342
   Equity in loss of unconsolidated affiliates ......................          --          875,585
   Minority interest in loss ........................................      (191,824)      (993,747)
   Shares of common stock received for financing fees ...............          --         (699,278)
   Payment of interest in exchange for common stock .................          --          212,111
   Other ............................................................      (221,296)       152,434
   Changes in operating assets and liabilities:
      Increase in accounts receivable, trade ........................      (450,454)       (67,405)
      Decrease (increase) in accounts receivable, related party .....       171,553        (73,787)
      Increase in other receivables .................................      (224,351)        (7,842)
      Increase in accrued interest receivable .......................       (52,577)      (188,989)
      Increase in accrued interest receivable, related ..............      (115,716)      (143,258)
      Decrease (increase) in securities owned, at market value ......      (348,037)       249,968
      Decrease in other assets ......................................        46,679        287,054
      Increase (decrease) in accounts payable and accrued expenses ..      (281,943)       487,733
      Increase in accrued interest payable ..........................       121,634           --
      Increase (decrease) in accrued interest payable, related ......      (161,496)       212,111
      Increase in deferred revenues .................................       722,663         20,810
      Decrease in other current liabilities .........................      (112,535)       (86,643)
                                                                        -----------    -----------

      Net cash used in continuing operations ........................    (1,002,898)    (1,986,507)
      Net cash used in discontinued operations ......................          (699)    (3,355,808)
                                                                        -----------    -----------
      Net cash used in operating activities .........................    (1,003,597)    (5,342,315)
                                                                        -----------    -----------

(Continued)

See accompanying notes to unaudited consolidated financial statements.

eVISION INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

                                                                   Six months ended March 31,
                                                                       2002           2001
                                                                       ----           ----

CASH FLOWS FROM INVESTING ACTIVITIES:

   Purchase of credit card accounts receivable ................   $      --       (2,980,022)
   Repayments on credit card accounts receivable ..............       480,447      5,050,622
   Decrease (increase) in credit card facilities receivable ...        45,935     (4,328,648)
   Proceeds from sale of investment securities ................        30,000           --
   Advances on notes receivable ...............................          --         (100,000)
   Proceeds from payments on notes receivable .................          --        1,000,000
   Cash included through Global Med consolidation .............          --        1,566,172
   Cash excluded through eBanker deconsolidation ..............    (5,158,301)          --
   Purchase of subsidiary minority interest ...................          --         (109,932)
   Other investing activities .................................        64,199         (4,253)
   Net cash used in discontinued operations ...................       (55,000)       (31,525)
                                                                  -----------    -----------

   Net cash provided by (used in) investing activities ........    (4,592,720)        62,414
                                                                  -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES

   Payment of cash dividends ..................................          --         (614,205)
   Principal payments on borrowings ...........................       (21,888)       (37,697)
   Issuance of convertible debentures, related party ..........        60,000           --
   Proceeds from exercises of stock options and warrants ......          --           21,014
   Capital infusion into discontinued operations ..............          --         (630,000)
   Capital provided by discontinued operations ................          --          602,753
                                                                  -----------    -----------

   Net cash provided by (used in) financing activities ........        38,112       (658,135)
                                                                  -----------    -----------

(Continued)

See accompanying notes to unaudited consolidated financial statements.

eVISION INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

                                                   Six months ended March 31,
                                                       2002           2001
                                                       ----           ----

Effect of exchange rate on
    cash and cash equivalents .................          (199)         9,863
                                                  -----------    -----------

Net decrease in cash and
    cash equivalents ..........................    (5,558,404)    (5,928,173)
Less net decrease (increase)
    in cash and cash equivalents
    from discontinued operations ..............       (55,699)     2,788,835
                                                  -----------    -----------

Net decrease in cash and cash
    equivalents from
    continuing operations .....................    (5,614,103)    (3,139,338)

Cash and cash equivalents,
    beginning of period .......................     5,658,067      9,122,292
                                                  -----------    -----------

Cash and cash equivalents,
    end of period .............................   $    43,964      5,982,954
                                                  ===========    ===========

SUPPLEMENTAL DISCLOSURES RELATED TO STATEMENTS OF CASH FLOWS:

                                                   Six months ended March 31,
                                                       2002           2001
                                                       ----           ----
Cash payments for interest:
    Continuing ................................   $    12,248        494,653
    Discontinued ..............................          --            2,669
                                                  -----------    -----------
        Total cash payments for interest ......        12,248        497,322
                                                  ===========    ===========

Cash payments for income taxes, continuing ....   $      --          250,512
                                                  ===========    ===========

Other financing and investing:

Effects of asset transfer to parent company ...   $ 4,033,026           --
                                                  ===========    ===========
Issuance of convertible debenture for
   payment of dividend by parent ..............   $   614,205           --
                                                  ===========    ===========

Sale of securities to Heng Fung Capital .......   $    92,801           --
                                                  ===========    ===========

Common stock issued in payment of
    accrued interest
    payable to related party ..................   $      --          212,111
                                                  ===========    ===========

Common stock received in payment
    of account receivable .....................   $      --          150,000
                                                  ===========    ===========

Assets exchanged for ownership
     in unrelated broker/dealer ...............   $      --          870,468
                                                  ===========    ===========

Assets acquired in acquisition of
    Global Med Technologies, Inc. .............
    on the exercise of warrants
    in exchange for repayment of
    debt, net of cash .........................   $      --        4,966,474
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

These interim financial statements should be read in conjunction with the Annual Report on Form 10-K for the year ended September 30, 2001. Operating results for the six months ended March 31, 2002, are not necessarily indicative of the results that may be expected for the year ending September 30, 2002. Certain reclassifications have been made to prior period’s consolidated financial statements to conform to current period presentation.

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

eVision was not able to pay the cash dividend on the Convertible Series B-1 Preferred Stock as of April 30 and October 31, 2001 nor does it have the capability to make the cash dividend payment in the future without additional funds. The Company does not have funds to bring current accounts payable, to repay obligations under convertible debenture agreements or any possible negative results from pending litigation including recurring litigation support. The Company’s continued existence is uncertain if it is not successful in negotiating with lenders or parties involved in litigation or obtaining some form of outside financing.

eVision’s accumulated deficit as of March 31, 2002 is $42,576,647 and stockholders’ equity is a deficit of $10,227,326. eVision’s operations have not been profitable for the previous three years. The loss for the six months ended March 31, 2002, including discontinued operations, was $334,479.

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

eServices

In addition, the eServices segment of eVision comprising primarily of Skyhub Asia Holding Limited (Skyhub), eBiz Web Solutions, Inc. (eBiz Web Solutions) and Corporate Net Solutions, Inc. (Corporate Net Solutions) are classified as discontinued operations as of December 31, 2001. eBiz Web Solutions terminated operations February 2001. Corporate Net Solutions terminated operations during the year ended September 30, 2001. Because of the inability of a third party to fulfill a funding agreement, the operations of Skyhub are now discontinued also.

eVISION INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following is financial information relative to discontinued operations. The amounts primarily consist of information for American Fronteer but also include eServices.

                                                             March 31,       September 30,
                                                               2002               2001
                                                             --------        ------------
     Current assets:
        Cash and cash equivalents                          $    90,023           71,892
        Other receivables, net                                   4,840           25,893
        Securities owned, at market value                      134,422           63,165
        Other assets                                              --                282
                                                           -----------      -----------

           Total current assets                                229,285          161,232

        Current liabilities:
           Accounts payable and accrued expenses             4,231,308        4,170,810
           Current portion of long term debt                    19,366           56,637
           Other current liabilities                            27,741           24,400
                                                           -----------      -----------

           Total current liabilities                         4,278,415        4,251,847
                                                           -----------      -----------

              Net current liabilities                       (4,049,130)      (4,090,615)
                                                           ===========      ===========

        Property, furniture and equipment, net                    --            134,998
          Other long-term assets                                  --             27,433
                                                           -----------      -----------

           Total long-term assets                                 --            162,431
                                                           ===========      ===========

                                                            March 31,       September 30,
                                                               2002               2001
                                                             --------        ------------
        Long-term liabilities:
          Capital lease obligations,
             net of current portion                               --               --
                                                           -----------      -----------

           Total long-term liabilities                            --               --
                                                           -----------      -----------

              Net long-term assets                         $      --            162,431
                                                           ===========      ===========

eVISION INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

                                                     Six months ended March 31,
                                                       2002               2001
                                                       ----               ----

        Revenues                                   $   98,368        1,466,019

        Cost of sales and operating expenses          355,655        6,518,567

        Other non-operating income (expense)           (7,226)         (60,190)
                                                   ----------       ----------

        Loss before income taxes                     (264,513)      (5,112,738)

        Income tax expense                               --               --
                                                   ----------       ----------

        Loss from discontinued operations          $ (264,513)      (5,112,738)
                                                   ==========       ==========

NOTE 5. CREDIT CARD FACILITIES RECEIVABLE

During the year ended September 30, 2001, eBanker and OCCL entered into agreements to lend funds to unaffiliated Hong Kong companies through credit card facilities. eBanker and OCCL share in the loans, as proportionately agreed. The credit card facilities bear interest at the rate of 3% per month and are administered by OCCL. In exchange for OCCL’s administration of the facilities, legal documentation and due diligence, eBanker pays OCCL 10% per annum on eBanker’s share of the outstanding balances. This amount is estimated to be approximately $61,000 and $151,000 for the six months ended March 31, 2002 and 2001, respectively. eBanker provides allowances for potential losses associated with its participation in credit card facilities receivable. There was no provision considered necessary for the six months ended March 31, 2002. As of March 31, 2002, these receivables are not included in the consolidation of eVision as they are part of the assets of eBanker. See Note 8 relating to the asset transfer agreement.

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

Concurrent with the acquisition of the credit card portfolio by eBanker, Online Credit acquired MBf and changed the name of MBf to Online Credit Card Limited (OCCL). OCCL processes the credit card collections for eBanker, remits collections to eBanker on a monthly basis, and manages and absorbs the costs associated with (i) the administration and overhead of the portfolio including rent, utilities, salaries, wages, benefits, and hardware, software and other equipment costs, (ii) the underlying cards’ benefits and bonus points program, (iii) one-third of any charge-offs and (iv) providing 24-hour customer support. eBanker estimates that it paid OCCL approximately $160,000 related to processing collections for the three months ended December 31, 2000. The fees for the three months ended December 31, 2001 were not material. In addition to the accretion of the discount, eBanker earns 10% interest on the outstanding credit card accounts. For the six months ended March 31, 2002 and 2001, after payment of the fees related to processing collections, eBanker recognized interest income of approximately $670 and $132,739, respectively, including the discount accretion. In addition, eBanker paid OCCL a one-time fee of approximately $100,000 related to its share of legal, audit, and other fees as part of the acquisition of the credit card accounts receivable. As of March 31, 2002, these receivables are not included in the consolidation of eVision as they are part of the assets of eBanker. See Note 8 relating to the asset transfer agreement.

eVISION INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 7. NOTES RECEIVABLE

On April 5, 2001, eBanker entered into a loan agreement with an entity for $500,000, bearing interest at a rate of 12% per annum, payable quarterly for a term of 36 months. The loan is secured by certain assets of the entity including, but not limited to, the current and future intellectual property (trademarks, software, copyrights, technology, licenses, and patented technology), marketable securities and stock of the entity that is not owned by the entity itself. eBanker received a commitment fee equal to 10% of the entity’s common stock. At the time of the transaction, two of the entity’s principals were members of the Board of Directors of eVision. Interest income recognized on the loan and included in eVision’s consolidated statement of operations for the six months ended March 31, 2002 was $10,000. As of March 31, 2002, this note receivable is not included in the consolidation of eVision as it is part of the assets of eBanker. See Note 8 relating to the asset transfer agreement.

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

The quarterly interest payments on the convertible debentures purchased pursuant to the convertible debenture agreement are currently being made in shares of the Company’s common stock. During the year ended September 30, 2000 and 1999, 1,705,014 and 1,569,417 shares of the common stock of the Company, respectively, were issued to pay the accrued interest. During fiscal 2001, 428,583 common shares of the Company were issued to pay interest through September 30, 2000. Online Credit agreed to allow eVision to pay interest on these convertible debentures in cash or in shares of eVision common stock, at eVision’s option, until April 1, 2002.

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

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Heng Fung has guaranteed through October 31, 2002, the payment of each annual 8% cash dividend on the Convertible Series B-1 Preferred Stock that was offered by eVision if such dividend is not paid by eVision. Pursuant to this guarantee, the payments for April 30 and October 31, 2001 cash dividends were made by Heng Fung. In return, eVision gave Heng Fung a convertible debenture for $589,889 due June 2006 and $614,963 due December 2006, respectively, representing the April 30 and October 31, 2001 cash payments. These debentures are convertible at the market price. Interest is payable quarterly, and at the option of Heng Fung, is payable in cash or common shares of eVision.

Heng Fung purchased a convertible debenture in the amount of $60,000 from eVision on October 2, 2001. The debenture was convertible at the market price and was due October 2, 2002. It accrued interest at 12% per annum. This debenture was paid off in conjunction with the sale of investment securities described in Note 12.

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

On March 17, 2000, Philip and Brenda Sims filed an arbitration claim (Claim No. 00-1219) with the NASD offices in Atlanta, Georgia against American Fronteer, Todd Weiland, and Scott Hogan. The Sims are seeking $1,210,663 in damages they allege result from churning and unsuitable trades while they were customers of American Fronteer. On July 18, 2001, the Sims amended their complaint to add Robert Fitzner, Robert Trapp and Fai Chan. On December 18, 2001, the Sims indicated that they were withdrawing their complaint against Fai Chan. American Fronteer has been vigorously defending this complaint.

On approximately March 27, 2002, Michael and Christine Rusin filed an arbitration claim (Claim No. 02-00601) with the NASD offices in Chicago, Illinois against American Fronteer, George Johnson, and John Shuster. The Rusins are seeking in excess of $1,600,000 in damages they allege result from unsuitable and unauthorized trades while they were customers of American Fronteer. American Fronteer is reviewing this complaint.

On October 17, 2001, American Fronteer announced that it had filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court in the Southern District of New York. American Fronteer currently plans to pursue bankruptcy through the Chapter 7 process.

The Company is a defendant in certain other arbitration and litigation matters arising from its activities. After consultation with outside legal counsel, management believes the ultimate resolution of these arbitration and litigation matters, including those mentioned above, will not have a material adverse effect on the financial condition or operations of the Company.

NOTE 10. LOSS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share for the six and three months ended March 31, 2002 and 2001:

                                             Six months ended March 31,  Three months ended March 31,
                                                  2002         2001          2002         2001
                                                  ----         ----          ----         ----

Weighted average number of shares used
     in the basic earnings per share          28,448,621   25,325,579   29,789,280   25,630,010
computation

Effect of dilutive securities:
     Common stock options                           --      3,977,797         --      3,120,612
     Common stock warrants                          --           --           --           --
     Convertible debentures, related party          --      2,247,861         --          6,937
     Convertible Series B-1 Preferred Stock         --           --           --           --
                                              ----------   ----------   ----------   ----------

     Dilutive potential common shares               --      6,225,658         --      3,127,549
                                              ----------   ----------   ----------   ----------

Adjusted weighted average number of
     shares used in diluted earnings per
     share computation                        28,448,621   31,551,237   29,789,280   28,757,559
                                              ==========   ==========   ==========   ==========

The effects of potentially dilutive securities for the six and three months ended March 31, 2002 have not been included in the calculation of diluted earnings per share as the effects were antidilutive.

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

                                               For the Six Months Ended March 31, 2002

                                Discontinued
Consolidated                    Operations        eVision       eBanker       eMedical     Eliminations      Total
------------                    -----------       -------       -------       --------     ------------      -----

Revenues from
 unaffiliated customers         $    98,368        204,156        216,215      1,154,896           --        1,673,635
Intersegment revenues                  --          260,247         76,784           --         (337,031)          --
                                -----------    -----------    -----------    -----------    -----------    -----------
Total revenues                  $    98,368        464,403        292,999      1,154,896       (337,031)     1,673,635
                                ===========    ===========    ===========    ===========    ===========    ===========

Operating income (loss)            (257,287)       (36,795)      (586,788)       159,511        (76,784)      (798,143)
Other income (expense), net          (7,226)        94,713           --         (121,277)        76,784         42,994
                                -----------    -----------    -----------    -----------    -----------    -----------
Income (loss) from operations
   before  minority interest
   and income taxes             $  (264,513)        57,918       (586,788)        38,234           --         (755,149)
                                ===========    ===========    ===========    ===========    ===========    ===========

Depreciation and amortization   $   133,948         11,920           --           87,373           --          233,241
                                ===========    ===========    ===========    ===========    ===========    ===========

Capital expenditures            $      --             --             --             --             --             --
                                ===========    ===========    ===========    ===========    ===========    ===========

Identifiable assets as
  of March 31, 2001             $   229,285        268,500           --             --             --          497,785
                                ===========    ===========    ===========    ===========    ===========    ===========

                                               For the Six Months Ended March 31, 2001

                                Discontinued
Consolidated                     Operations       eVision       eBanker       eMedical     Eliminations      Total
------------                    -----------       -------       -------       --------     ------------      -----

Revenues from
 unaffiliated customers         $ 1,407,737        (25,685)     1,846,979      1,886,624           --        5,115,655
Intersegment revenues                58,282        747,222        479,436           --       (1,284,940)          --
                                -----------    -----------    -----------    -----------    -----------    -----------
Total revenues                  $ 1,466,019        721,537      2,326,415      1,886,624     (1,284,940)     5,115,655
                                ===========    ===========    ===========    ===========    ===========    ===========

Operating income (loss)          (5,052,548)      (689,308)       360,697     (1,107,736)      (257,773)    (6,746,668)
Other income (expense), net         (60,190)    (1,063,213)      (256,458)      (317,301)       328,173     (1,368,989)
                                -----------    -----------    -----------    -----------    -----------    -----------
Income (loss) from operations
   before  minority interest
   and income taxes             $(5,112,738)    (1,752,521)       104,239     (1,425,037)        70,400     (8,115,657)
                                ===========    ===========    ===========    ===========    ===========    ===========

Depreciation and amortization   $   323,517         24,375        316,160         40,957           --          705,009
                                ===========    ===========    ===========    ===========    ===========    ===========

Capital expenditures            $   131,525          2,999           --            1,254           --          135,778
                                ===========    ===========    ===========    ===========    ===========    ===========

Identifiable assets as
  of March 31, 2001             $ 2,193,019      3,455,500     15,906,070      3,615,232        260,080     25,429,901
                                ===========    ===========    ===========    ===========    ===========    ===========

eVISION INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following is a summary of information regarding the Company’s continuing operations by geographical area for each of the six months ended:

                                                      March 31,
                                                 ---------------------
                                                 2002             2001
                                                 ----             ----
       Revenues:
          Continuing:
              United States                 $  1,545,451       3,658,095
              Canada                              29,816          (8,459)
              Asia                                  --              --
                                            ------------    ------------
                       Total continuing        1,575,267       3,649,636
          Discontinued:
              United States                       98,368       1,183,925
              Canada                                --            41,290
              Asia                                  --           240,804
                                            ------------    ------------
                       Total discontinued         98,368       1,466,019
                                            ------------    ------------
                                            $  1,673,635       5,115,655
                                            ============    ============

       Operating income (loss):
          Continuing:
              United States                 $   (558,598)     (1,669,754)
              Canada                              17,742         (24,366)
              Asia                                  --              --
                                            ------------    ------------
                       Total continuing         (540,856)     (1,694,120)
          Discontinued:
              United States                     (257,287)     (4,079,354)
              Canada                                --          (306,566)
              Asia                                  --          (666,628)
                                            ------------    ------------
                       Total discontinued       (257,287)     (5,052,548)
                                            ------------    ------------
                                            $   (798,143)     (6,746,668)
                                            ============    ============

       Identifiable assets:
          Continuing:
              United States                 $    254,695      21,766,511
              Canada                              13,805       1,595,371
              Asia                                  --              --
                                            ------------    ------------
                       Total continuing          268,500      23,361,882
          Discontinued:
              United States                      215,480       1,398,696
              Canada                              13,805         225,600
              Asia                                  --           568,723
                                            ------------    ------------
                       Total discontinued        229,285       2,193,019
                                            ------------    ------------
                                            $    497,785      25,554,901
                                            ============    ============

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

eVISION INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

eVision Corporate Services, Corporate Net Solutions and eBiz Web Solutions are wholly owned subsidiaries of eVision that provided management, accounting, administrative, technology support and web development services to consolidated and unconsolidated entities that are affiliated through common ownership or control. Asia SuperNet Corporation and Q6 Technologies, Inc., both partially owned by eVision or related parties, and Global Med, eVision, eBanker, eBiz Web Solutions, Corporate Net Solutions, Secutron, and American Fronteer were charged $459,687, and $805,504, for these services for the six months ended March 31, 2002 and 2001, respectively. These charges were eliminated in consolidation for those entities for the time period which they were included in eVision’s consolidation.

During the six months ended March 31, 2002, approximately $3,800 was paid to a company partially owned by an officer of the Company for tax related work, which funds were than paid 100% to a third party tax return preparer.

On February 20, 2002, eVision and Heng Fung Capital Company Limited (Heng Fung Capital), a subsidiary of Heng Fung, entered into an agreement whereby Heng Fung Capital agreed to acquire the 73,370 shares of American Pacific Bank stock held by eVision for $256,795. This amount approximates eVision’s cost in the shares and is approximately $26,000 above what it is valued at as of December 31, 2001 in the consolidated balance sheet. The value was based on the closing price of the stock in the market for the 20 trading days prior to the agreement. Of the acquisition price, $81,000 has been paid in cash, $92,801 has been paid by Heng Fung Capital assuming $92,801 of eVision’s debt, and the remainder will be paid in cash upon a seven day written request. The cash proceeds are to be used for critical working capital needs of eVision. Mr. Fai H. Chan and Tony T. W. Chan are directors of American Pacific Bank and Heng Fung.

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

The provision for income tax expense (benefit) for the three and six months ended March 31, 2002 of $228,847 differs from the amount computed by applying the Federal statutory rate of 34% due primarily to eBanker which is not included in eVision’s consolidated Federal tax return.

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

eBanker completed the acquisition of a controlling interest in Global Med in November 2000 through the exercise of warrants to purchase 8,000,000 shares of Global Med common stock. This acquisition resulted in the consolidation for accounting purposes of Global Med into eVision’s consolidated financial statements beginning on the acquisition date.

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

RESULTS OF OPERATIONS

SIX MONTHS ENDED MARCH 31, 2002 COMPARED TO SIX MONTHS ENDED MARCH 31, 2001.

Revenues

Revenues for the six months ended March 31, 2002 were $1,575,267, a decrease of $2,074,369 or 57% from the $3,649,636 for the six months ended March 31, 2002. The decrease is primarily the result of the consolidation of Global Med in November 2000 and the asset transfer in November 2001 as described above.

The decrease in computer hardware and software operations of $731,728 for the six months ended March 31, 2002 as compared to the prior period is a result of eBanker and Global Med being included in the consolidation for more of the prior period. Due to the consolidation of Global Med in November 2000 and the asset transfer in November 2001, the prior period includes four months of computer hardware and software operations for Global Med while the current period only includes two months.

The decrease in interest income on loans, related parties of $819,749 for the six months ended March 31, 2002 as compared to the six months ended March 31, 2001 was due to the same consolidation issue mentioned above relative to eBanker and Global Med. The interest income in the prior period relates to interest on eBanker’s loans to Global Med through the date in November 2000 when Global Med began being part of eVision’s consolidation at which time the interest income for eBanker would be eliminated with the interest expense for Global Med.

Cost of Sales and Operating Expenses

Cost of sales and operating expenses decreased from $5,343,756 for the six months ended March 31, 2001 to $2,116,123 for the six months ended March 31, 2002. This change primarily results from more of eBanker and Global Med being consolidated in the prior period as compared to the current period.

Other Income (Expense)

The change in interest income (expense), related party from expense of $373,122 in the prior period to income of $111,102 in the current period primarily relates to the adjustment made during the current period to interest expense on the convertible debentures payable to Online Credit. Interest expense was reversed back to June 2001 to account for the asset transfer involving the convertible debentures to Online Credit. In accordance with the agreement approved by the shareholders, the asset transfer was to be effective June of 2001.

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

THREE MONTHS ENDED MARCH 31, 2002 COMPARED TO THREE MONTHS ENDED MARCH 31, 2001.

Revenues

Revenues for the three months ended March 31, 2002 were $126,577, a decrease of $1,705,511 or 93% from the $1,832,088 for the three months ended March 31, 2002. The decrease is primarily the result of the consolidation of Global Med in November 2000 and the asset transfer in November 2001 as described above, which equated into eBanker and Global Med being included in the consolidation for more of the prior period.

Cost of Sales and Operating Expenses

Cost of sales and operating expenses decreased from $3,408,451 for the three months ended March 31, 2001 to $226,349 for the three months ended March 31, 2002. This change primarily results from more of eBanker and Global Med being consolidated for four months in the prior period as compared to none in the current period.

Other Income (Expense)

The change in interest income (expense), related party from expense of $187,260 in the prior period to $38,498 in the current period primarily relates to the adjustment made during the current period to interest expense on the convertible debentures payable to Online Credit. Interest expense was reversed back to June 2001 to account for the asset transfer involving the convertible debentures to Online Credit. In accordance with the agreement approved by the shareholders, the asset transfer was to be effective June of 2001.

The equity in the loss of the unconsolidated affiliates relates to eVision’s share of the loss sustained by APR during the period December 20, 2000 through March 31, 2001 and the losses of Global Med for the period October 1, 2000 through November 19, 2000, prior to consolidation.

Other

Income tax expense in the prior period of $55,145 relates to eBanker. There was no benefit calculated in the current period for eBanker because all previously paid income taxes had been recovered.

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

eVision’s accumulated deficit is $42,576,640 and stockholders’ equity is a deficit of $10,227,319. eVision’s operations have not been for the previous three years. The loss for the six months ended March 31, 2002, including discontinued operations, was $334,479.

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

                                              March 31, 2002             September 30, 2001
                                                (Unaudited)
                                      Fair Value    Carrying Value   Fair Value     Carrying Value
                                      ----------    --------------   ----------     --------------
Foreign Exchange Rate Risk:
   Equity securities, trading        $      --             --             --             --
   Credit card receivable, net              --             --           61,918         61,918
   Credit card facilities, net              --             --        2,560,153      2,560,153

Equity Price Risk:
   Equity securities, trading             88,388         88,388        233,506        233,506
   Equity securities                        --             --          227,447        227,447

Credit Risk:
   Debt securities                          --             --             --             --
   Credit card receivable, net              --             --           61,918         61,918
   Credit card facilities, net              --             --        2,560,153      2,560,153
   Notes receivable, related party          --             --          500,000        500,000

Interest Rate Risk:
   Convertible debentures                   --             --       (6,309,110)    (6,339,276)
   Convertible debentures,
      related party                         --             --       (7,929,889)    (8,000,000)
   Notes receivable, related party          --             --          500,000        500,000

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

On approximately March 27, 2002, Michael and Christine Rusin filed an arbitration claim (Claim No. 02-00601) with the NASD offices in Chicago, Illinois against American Fronteer, George Johnson, and John Shuster. The Rusins are seeking in excess of $1,600,000 in damages they allege result from unsuitable and unauthorized trades while they were customers of American Fronteer. American Fronteer is reviewing this complaint.

On October 17, 2001, American Fronteer announced that it had filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court in the Southern District of New York. American Fronteer currently plans to pursue bankruptcy through the Chapter 7 process.

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

          None

ITEM . SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(b)    Reports on Form 8-K:

          None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                                                                                  eVISION INTERNATIONAL, INC.
                                                                                                                  a Colorado Corporation

Dated: May 30, 2002                                                                                By: /s/ Tony T. W. Chan
                                                                                                                                Tony T.W. Chan, Chief Operating Officer

                                                                                                                    By: /s/ Gary L. Cook
                                                                                                                                  Gary L. Cook, Secretary, Treasurer
                                                                                                                                 and Chief Financial Officer