Form 10-K/A
period 2001-09-30
EVISION INTERNATIONAL INC
filed 2002-08-07
CIK 844780

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

Continuing Operations

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

The following selected financial data are from entities consolidated into eVision and represent continuing operations as of September 30, 2001. The data is for the year ended September 30, 2001:

                                         Global      Global
            eVision       eBanker        Med         Online       Skyhub    Others      Eliminations     Total
            -------       -------        ------      ------       ------    ------      ------------     -----
Total
revenue    $     9,445    3,469,544    5,118,680     (90,533)     325,130    1,550,044   (2,031,822)   8,350,488
           ===========  ===========  =========== ===========  ===========  ===========  ===========  ===========
Cost of
sales and
operating
expenses    (2,766,131)  (4,571,205)  (6,568,145)   (291,271)  (1,043,117)  (2,714,277)   1,932,691  (16,021,455)
           -----------  -----------  ----------- -----------  -----------  -----------  -----------  -----------
Other
income
(expense)
net         (1,171,207)    (256,458)    (701,258)     --          (82,845)     (91,096)     187,539   (2,115,325)
           -----------  -----------  ----------- -----------  -----------  -----------  -----------  -----------
Net
income
(loss)      (1,943,755)    (210,500)  (2,150,723)   (381,804)    (800,832)  (2,203,810)      78,408   (7,613,016)
           ===========  ===========  =========== ===========  ===========  ===========  ===========  ===========

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

Financial Information for eBanker

eBanker’s revenue for the years ended September 30, 2001, 2000 and 1999 was $3,469,544, $4,100,524 and $1,920,379, respectively. Operating income (loss) for the periods ended September 30, 2001, 2000 and 1999 was $(1,091,661), $1,920,735 and $429,138, respectively.

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

Financial Information for Global Med

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

Financial Information for Global Online

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

Financial Information for Skyhub

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

Discontinued Operations

Discontinued operations as of September 30, 2001 represented the operations of American Fronteer. The following is selected financial data for American Fronteer for the year ended September 30, 2001.

                        Revenues                        $  1,093,191
                        Cost of Sales and
                          operating expenses              (8,222,879)
                        Other income (expense)              (309,611)
                                                         -----------
                        Net loss                        $ (7,439,296)

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

Financial Information of Discontinued Operations

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

The unaudited proforma information represents the proforma effects of the June 8, 2001 agreement between eVision and Online Credit approved by eVision’s shareholders on November 28, 2002. In accordance with the agreement, eVision agreed to pay $7,314,316 of principal and interest, in the form of transferring ownership of assets, to Online Credit in satisfaction of certain convertible debentures outstanding. More detailed information on the proforma information can be found in Item 14 Exhibits, Financial Schedules, and Reports on Form 8-K

                                                   Year ended September 30,
                                                   ------------------------
                                         2001        2000       1999         1998      1997
                                         ----        ----       ----         ----      ----

Revenue                                 8,350       6,595      13,292       8,501       6,982

Loss from continuing
   operations                          (7,613)     (4,105)       (680)     (3,319)         47

Loss on sale of discontinued
   operations, net of income tax
   benefit of $160 and $410 for 1998
   and 1997, respectively               --          --          --          (250)       (667)

Loss from discontinued operations,
   net of income tax expense
   (benefit) of $483 and $(412) for
   1998 and 1997, respectively         (7,439)       (797)     (2,509)     (2,904)     (2,836)

Preferred stock dividend               (2,253)     (1,750)        (48)       --          --
                                     --------    --------    --------    --------    --------

Net loss applicable to
common shareholders                   (17,305)     (6,652)     (3,237)     (6,473)     (3,456)
                                     ========    ========    ========    ========    ========

Basic earnings (loss) per
common share:
   Continuing operations                (0.39)      (0.27)      (0.04)      (0.20)      (0.00)
   Discontinued operations:
     Loss on sale of
       discontinued operations           --          --          --         (0.02)      (0.04)
     Loss from discontinued
       operations                       (0.29)      (0.03)      (0.14)      (0.17)      (0.17)
                                     ========    ========    ========    ========    ========

       Total                            (0.68)      (0.30)      (0.18)      (0.39)      (0.21)
                                     ========    ========    ========    ========    ========

Working capital (deficit)              (2,713)     13,319      14,417       9,404         564
                                     ========    ========    ========    ========    ========

Total assets                           21,299      27,566      17,952      11,096       4,164
                                     ========    ========    ========    ========    ========

Total long-term liabilities            15,030      16,084      15,678      14,657       2,407
                                     ========    ========    ========    ========    ========

Total stockholders'
  equity (deficit)                   (12,578)      1,972      (3,930)     (3,043)      3,352
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

As described in Item 1, during the year ended September 30, 2001, the Company completed the acquisition of a controlling interest in Global Med through the exercise of warrants by eBanker to purchase 8,000,000 shares of Global Med common stock. As a result, the Company’s historical results of operations may not be indicative of future results.

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

Liquidity and Capital Resources

Subsequent to September 30, 2001, with shareholder approval on November 28, 2001, eVision transferred ownership of certain assets in payment of principal and interest of $7,314,316 on convertible debentures owing to the Company’s largest creditor, Online Credit. The shareholders of eVision approved an agreement whereby eVision agreed to pay $7,314,316 of principal and interest, in the form of transferring ownership of assets, to Online Credit in satisfaction of certain convertible debentures outstanding. As a result, the Company has substantially reduced its assets and its convertible debentures due to Online Credit. On a proforma basis as of September 30, 2001, assets have been reduced to $411,827 with total liabilities at $10,302,097 of which $9,122,132 are current liabilities. Consequently, the Company does not have any significant operations. See Note 19 to the accompanying consolidated financial statements.

The Company does not anticipate having sufficient cash flow to support current operations. Management is in process of determining the best approach in which to direct the Company, including the possibility of further asset sales, the necessity to reduce its liabilities through negotiations with lenders or the possibility of finding a suitable merger candidate to provide new revenues. Unaudited proforma financial information appears in Item 14 of this Annual Report on Form 10-K. The proforma financial information does not purport to represent what eVision’s financial position or results of operations would have actually been if the transactions had actually occurred on those dates and are not necessarily indicative of eVision’s financial position or results of operations for any future period.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

eVision dismissed Deloitte & Touche LLP as its independent accountants. Deloitte & Touche LLP acted as the independent accountants for eVision for the years ended September 30, 2000 and 1999. Deloitte & Touche LLP was appointed independent accountants on September 13, 1999 and dismissed on June 5, 2001.

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

The following unaudited proforma financial information represents the balance sheet and statement of operations of eVision as if the transfer described in the previous paragraph had occurred on September 30, 2001 in case of the balance sheet and on October 1, 2000 in case of the statement of operations. The proforma financial information does not purport to represent what eVision’s financial position or results of operations would have actually been if the transactions had actually occurred on those dates and are not necessarily indicative of eVision’s financial position or results of operations for any future period.

eVISION INTERNATIONAL, INC. AND SUBSIDIARIES

Unaudited Proforma Balance Sheet:

                                                  eVision                                                        Proforma
                                               September 30,                      Global                       September 30,
                                                    2001         eBanker (A)     Growth (B)        Other            2001
                                               ------------      ----------      ----------        -----       -------------
CURRENT ASSETS
   Cash and cash equivalents ..................   $ 5,668,751    (5,594,630)       (14,490)          --           59,631
   Credit card facilities receivable, net .....     2,560,153    (2,560,153)          --             --             --
   Credit card accounts receivable, net .......        61,918       (61,918)          --             --             --
   Accounts receivable trade, net .............     1,154,602    (1,152,683)          --           (1,919)(C)       --
   Account receivable, related party ..........       718,004      (763,660)          --           45,656 (C)       --
   Other receivables ..........................       442,827      (619,797)       (13,341)       209,143 (C)     18,832
   Accrued interest receivable ................        92,253       (92,253)          --             --             --
   Accrued interest receivable, related party..           653          (653)          --             --             --
   Securities owned, at market value ..........       233,506      (127,589)          --             --          105,917
   Notes receivable, net ......................          --            --             --             --             --
   Investments, available-for-sale, at
       market value ...........................       227,447          --             --             --          227,447
   Other assets ...............................       376,700      (149,371)        (2,821)      (224,508)(C)       --
   Net current assets of discontinued
    operations ................................          --            --             --             --             --
                                                  -----------   -----------    -----------    -----------    -----------
       Total current assets ...................    11,536,814   (11,122,707)       (30,652)        28,372        411,827

PROPERTY, FURNITURE AND
   EQUIPMENT, net .............................     1,918,415      (252,133)    (1,523,147)      (143,135)(C)       --

NOTES RECEIVABLE, RELATED
    PARTY .....................................       500,000      (500,000)          --             --             --

FINANCING COSTS, net ..........................       683,700      (650,376)          --          (33,324)(C)       --

CAPITALIZED SOFTWARE DEVELOPMENT COSTS ........       781,044      (781,044)          --             --             --

GOODWILL ......................................     5,145,904    (5,145,904)          --             --             --

OTHER NONCURRENT ASSETS .......................       705,294    (1,030,270)       (40,228)       365,204 (C)       --

NET LONG TERM ASSETS OF DISCONTINUED
   OPERATIONS .................................        27,433          --             --          (27,433)(C)       --
                                                  -----------   -----------    -----------    -----------    -----------
   Total assets ...............................   $21,298,604   (19,482,434)    (1,594,027)       189,684        411,827
                                                  ===========   ===========    ===========    ===========    ===========

See the introductory information and the notes to the unaudited proforma financial statements.

eVISION INTERNATIONAL, INC. AND SUBSIDIARIES

Unaudited Proforma Balance Sheet (Continued)::

                                                eVision                                                      Proforma
                                             September 30,                        Global                    September 30,
                                                  2001         eBanker (A)       Growth (B)       Other         2001
                                             ------------      ----------        ---------        -----      -----------
CURRENT LIABILITIES
Accounts payable and accrued
   expenses ...............................  $  5,971,229      (2,490,241)         (7,236)           --         3,473,752
Accrued dividends payable .................       958,790            --              --              --           958,790
Accrued interest payable ..................       121,633        (121,633)           --              --              --
Accrued interest payable to
   related party ..........................       818,083         (11,000)           --          (242,501)(D)     564,582
Deferred revenues .........................     2,165,444      (2,165,444)           --              --              --
Current portion of long-term
   debt and capital lease
obligation ................................        92,276         (82,948)         (9,328)           --              --
Current portion of convertible
   debentures, related party ..............          --              --              --              --              --
Financing agreements with
   related party ..........................          --              --              --              --              --
Other current liabilities .................        51,952           2,357      (1,002,611)      1,002,611 (E)      54,309
Net current liabilities of
   discontinued operations ................     4,070,699            --              --              --         4,070,699
                                             ------------    ------------    ------------    ------------    ------------
   Total current liabilities ..............    14,250,106      (4,868,909)     (1,019,175)        760,110       9,122,132

LONG TERM DEBT AND
   CAPITAL LEASE OBLIGATIONS,
   net of current portion .................       790,671         (19,083)       (771,588)           --              --
CONVERTIBLE DEBENTURES ....................     6,309,110      (6,309,110)           --              --              --
CONVERTIBLE DEBENTURES,
   RELATED PARTY ..........................     7,929,889        (570,689)           --        (6,179,235)(F)   1,179,965
                                             ------------    ------------    ------------    ------------    ------------
   Total liabilities ......................    29,279,776     (11,767,791)     (1,790,763)     (5,419,125)     10,302,097
                                             ------------    ------------    ------------    ------------    ------------

MINORITY INTEREST .........................     4,596,998            --              --        (4,596,998)(G)        --
                                             ------------    ------------    ------------    ------------    ------------
STOCKHOLDERS' EQUITY
Preferred stock ...........................       152,487          (1,000)           --             1,000 (H)     152,487
Common stock ..............................       257,893         (27,159)           --            27,159 (H)     257,893
Additional paid-in capital ................    28,097,629      (9,917,353)           --         9,917,353 (H)  28,097,629
Accumulated deficit .......................   (41,101,647)      2,230,869         204,237         260,295 (H) (38,406,246)
Accumulated other comprehensive
   loss ...................................        15,468            --            (7,501)           --             7,967
                                             ------------    ------------    ------------    ------------    ------------
    Total stockholders' equity (deficit) ..   (12,578,170)     (7,714,643)        196,736      10,205,807      (9,890,270)
                                             ------------    ------------    ------------    ------------    ------------

Total liabilities and stockholders'
    Equity (deficit) ......................  $ 21,298,604     (19,482,434)     (1,594,027)        189,684         411,827
                                             ============    ============    ============    ============    ============

See the introductory information and the notes to the unaudited proforma financial statements.

eVISION INTERNATIONAL, INC. AND SUBSIDIARIES

Unaudited Proforma Statement Of Operations::

                                         eVision
                                        year ended                                                     Proforma
                                       September 30,                                                 September 30,
                                           2001        eBanker (A)   Global Growth (B)     Other         2001
                                       ------------    ----------    ----------------      -----     ------------
REVENUE:

Computer hardware and software
  operations ........................     5,443,810     (5,118,680)          --             --          325,130
Interest income on investments and
  loans .............................     1,906,190     (1,902,101)          --           19,380 (I)     23,469
Interest income on loans, related ...       846,616       (916,042)          --           69,426 (I)       --
Realized gain on sale of
investment
  securities ........................           169           --             --             --              169
Other ...............................       153,703        (45,720)       (87,804)     1,337,335 (I)  1,357,514
                                        -----------    -----------    -----------    -----------    -----------
  Total revenue .....................     8,350,488     (7,982,543)       (87,804)     1,426,141      1,706,282
                                        -----------    -----------    -----------    -----------    -----------
COST OF SALES AND OPERATING EXPENSES:

Computer cost of sales ..............     2,537,845     (2,017,081)          --             --          520,764
Unrealized (gain) loss on
securities ..........................       338,551        (55,623)          --             --          282,928
Interest expense on convertible
  debentures ........................       881,790       (954,941)          --           73,151 (J)       --
General and administrative ..........    10,921,797     (7,030,167)       (75,499)     2,455,097 (K)  6,271,228
Depreciation and amortization .......     1,341,472     (1,071,538)       (23,306)          --          246,628
                                        -----------    -----------    -----------    -----------    -----------
  Total cost of sales and operating
    expenses ........................    16,021,455    (11,129,350)       (98,805)     2,528,248      7,321,548
                                        -----------    -----------    -----------    -----------    -----------

Operating loss ......................    (7,670,967)     3,146,807         11,001     (1,102,107)    (5,615,266)
                                        -----------    -----------    -----------    -----------    -----------

Continued

See the introductory information and the notes to the unaudited proforma financial statements.

eVISION INTERNATIONAL, INC. AND SUBSIDIARIES

Unaudited Proforma Statement Of Operations (Continued):

                                         eVision
                                        year ended                                                      Proforma
                                       September 30,                                                  September 30,
                                           2001         eBanker (A)   Global Growth (B)     Other         2001
                                       ------------     ----------    ----------------      -----     ------------

Operating loss ....................... $ (7,670,967)      3,146,807          11,001     (1,102,107)     (5,615,266)
                                       ------------    ------------    ------------   ------------    ------------

OTHER INCOME (EXPENSE):
Interest income ......................       46,958         (27,811)           --             --            19,147
Interest expense .....................     (223,616)        141,128          78,372           --            (4,116)
Interest expense, related ............     (836,630)           --              --          242,501 (L)    (594,129)
Foreign currency transaction loss ....      (86,432)           --            50,647           --           (35,785)
Loss from equity investments .........   (1,087,023)        238,718            --             --          (848,305)
Other ................................       71,418            --              --             --            71,418
                                       ------------    ------------    ------------   ------------    ------------
     Total other income (expense) ....   (2,115,325)        352,035         129,019        242,501      (1,391,770)
                                       ------------    ------------    ------------   ------------    ------------

Loss before minority interest and
     income taxes ....................   (9,786,292)      3,498,842         140,020       (859,606)     (7,007,036)

Minority interest in loss ............    1,984,138            --              --       (1,984,138)(M)        --
                                       ------------    ------------    ------------   ------------    ------------

Loss from operations before
income
     taxes ...........................   (7,802,154)      3,498,842         140,020     (2,843,744)     (7,007,036)

Income tax expense ...................      189,138        (189,138)           --             --              --
                                       ------------    ------------    ------------   ------------    ------------

Net loss from continuing
operations ........................... $ (7,613,016)      3,309,704         140,020     (2,843,744)     (7,007,036)
   Net loss from discontinued
   operations ........................   (7,439,296)           --              --             --        (7,439,296)
                                       ------------    ------------    ------------   ------------    ------------
 Net loss ............................  (15,052,312)      3,309,704         140,020     (2,843,744)    (14,446,332)
 Preferred stock dividends ...........   (2,253,297)           --              --             --        (2,253,297)
                                       ------------    ------------    ------------   ------------    ------------
Net loss applicable to common
   shareholders ......................  (17,305,609)      3,309,704         140,020     (2,843,744)    (16,699,629)
                                       ============    ============    ============   ============    ============

Weighted average number of
     common shares outstanding .......   25,418,262                                                     25,418,262
                                       ============                                                   ============

Basic and diluted loss per common
     share ........................... $      (0.68)                                                  $      (0.66)
                                       ============                                                   ============

See the introductory information and the notes to the unaudited proforma financial statements.

eVISION INTERNATIONAL, INC. AND SUBSIDIARIES

Notes To The Unaudited Proforma Financial Statements:

The following explain the adjustments in the accompanying proforma financial statements related to the Asset Transfer transaction. The balance sheet adjustments are to reflect the asset transfer as if it had occurred on September 30, 2001 and the statement of operations adjustments are to reflect the asset transfer as if it had occurred on October 1, 2000:

Note (A)	The entries in this column reflect actual assets and liabilities as of September 30, 2001 and revenues and expenses for the year ended September 30, 2001 of eBanker that are being backed out or unconsolidated from the Company.

Note (B)	The entries in this column reflect the actual assets and liabilities as of September 30, 2001 and revenues and expenses for the year ended September 30, 2001 of Global Growth that are being backed out or unconsolidated of Global Growth from the Company.

Note (C)	Represents adjustments necessary to reflect receivables and other assets on a liquidation basis.

Note (D)	Represents the reversal of accrued interest to Heng Fung which is eliminated in conjunction with the terms of the asset transfer agreement.

Note (E)	Represents the elimination fo the intercompany balance payable by Global Growth to eVision. The elimination is in accordance tithe the terms of the assets transfer agreement.

Note (F)	Represents the elimination of the amount of convertible debentures due Heng Fung. The elimination is in accordance with the terms of the asset transfer agreement.

Note (G)	Represents the elimination of the minority interest in eBanker.

Note (H)	Represent the elimination of the equity in eBanker and Global Growth.

Note (I)	Represent adjustments primarily to recognize revenues earned from eBanker and Global Med for professional services.

Note (J)	Represents the adjustment necessary for consideration of the interest expenses on eBanker’s convertible debentures now held by Online Credit.

Note (K)	Represents adjustment to provide for liquidation values of assets and liabilities and elimination of intercompany debt related to Global Growth.

Note (L)	Represents the reduction of interest expense to Heng Fung as a result of the reduction of convertible debentures.

Note (M)	Represents the minority interest in losses for eBanker and Global Med.

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

                                                                           eVISION USA.COM, INC.

Dated:   July 31, 2002                                   /s/ Tony T. W. Chan
                                                                              Tony T. W. Chan, Chief Operating Officer

Dated:   July 31, 2002                                   /s/ Gary L. Cook
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

Dated:   July 31, 2002                                   /s/ Fai H. Chan
                                                                              Fai H. Chan, Director and Chief Executive Officer

Dated:   July 31, 2002                                   /s/ Tony T. W. Chan
                                                                              Tony T. W. Chan, Director

Dated:   July 31, 2002                                   /s/ Robert H. Trapp
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

In July 1999, eVision sold to Ladsleigh Investments Limited (Ladsleigh), an unrelated party, 100% of the stock of Fronteer Capital, now known as LIL Capital, for $3,000,000. The primary assets of LIL Capital were approximately 122,084,000 shares of the common stock of Heng Fung. The purchase price was paid in cash of $150,000 and in the form of a promissory note for $2,850,000, which bore interest at 14% and was due July 30, 2000. To secure the promissory note, eVision held all the primary assets of LIL Capital in escrow. eVision recognized a gain of $146,706 on this sale.

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

On June 14, 2001 5G Wireless Communications Inc. (5G), an unrelated third party, agreed to acquire 30% of the outstanding common stock of Skyhub. Under the terms of the acquisition, 5G will provide $1,000,000 in financing for expansion of Skyhub’s network. As part of the terms, Skyhub would be issued 2,814,791 shares of eVision’s common stock in fulfillment of the remaining $3,000,000 commitment described above, which shares would then be exchanged, along with the 1,185,209 common shares already owned, with eBanker for the loan and outstanding accrued interest. As a result of the transaction, eVision and eBanker’s ownership in Skyhub decreases from 52% and 8% to 26% and 4%, respectively. Additionally, 5G will retain an option to acquire an additional 20% ownership in Skyhub from eVision. Subsequently, only $100,000 has been provided to Skyhub and 5G has indicated that it will have problems fulfilling its funding agreement. This has resulted in Skyhub suspending operations. Skyhub has begun exploring its legal options against 5G. Skyhub has been a consolidated entity in eVision’s consolidated financial statements since January of 2000.

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

NOTE 2. RISKS AND UNCERTAINTIES

Subsequent to September 30, 2001, with shareholder approval on November 28, 2001, eVision transferred ownership of certain assets in payment of principal and interest of $7,314,316 on convertible debentures owing to the Company’s largest creditor, Online Credit. The shareholders of eVision approved an agreement whereby eVision agreed to pay $7,314,316 of principal and interest, in the form of transferring ownership of assets, to Online Credit in satisfaction of certain convertible debentures outstanding. As a result, the Company has substantially reduced its assets and its convertible debentures due to Online Credit. On a proforma basis as of September 30, 2001, assets have been reduced to $411,827 with total liabilities at $10,302,097 of which $9,122,132 are current liabilities. Consequently, the Company does not have any significant operations. See Note 19.

The Company does not anticipate having sufficient cash flow to support current operations. Management continues to evaluate the best approach in which to direct the Company, including the possibility of further asset sales, the necessity to reduce its liabilities through negotiations with lenders or the possibility of finding a suitable merger candidate to provide new revenues.

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