Form 10-Q
period 2002-06-30
EVISION INTERNATIONAL INC
filed 2002-09-17
CIK 844780

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2002

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ____________________ to ____________________.

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

Yes  [X]     No  [  ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: The registrant had 29,789,280 shares of its $.01 par value common stock outstanding as of August 31, 2002.

eVISION INTERNATIONAL, INC. AND SUBSIDIARIES
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002
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

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements                                                                Page No.

         a.   Unaudited Consolidated Balance Sheets as of June 30, 2002
                  and September 30, 2001........................................................  3

         b.   Unaudited Consolidated Statements of Operations for the nine months and three months ended June 30, 2002 and 2001................................  5

         c.   Unaudited Consolidated Statements of Comprehensive Loss for
                  the nine months and three months ended June 30, 2002 and 2001.................  6

         d.   Unaudited Consolidated Statement of Stockholders' Deficit for the nine months ended June 30, 2002....................................................  7

         e.   Unaudited Consolidated Statements of Cash Flows for the nine months ended  June 30, 2002 and 2001.................................................  8

         f.   Notes to Unaudited Consolidated Financial Statements.............................. 11

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         of Operations  ........................................................................ 23

Item 3.  Quantitative and Qualitative Disclosures about Market Risk............................. 26

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

eVISION INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

                                                              June 30,    September 30,
ASSETS                                                          2002         2001
                                                             ---------    ------------
                                                            (Unaudited)
CURRENT ASSETS:
  Cash and cash equivalents ............................    $   3,581    5,658,067
  Credit card facilities receivable, net ...............         --      2,560,153
  Credit card accounts receivable, net .................         --         61,918
  Accounts receivable trade, net .......................         --      1,154,602
  Accounts receivable, related party ...................      165,704      718,004
  Other receivables ....................................       23,398      437,934
  Accrued interest receivable ..........................         --         92,253
  Accrued interest receivable, related party ...........         --            653
  Securities owned, at market value ....................      100,371      233,506
  Investments, available-for-sale, at market value .....         --        227,447
  Other assets .........................................         --        376,700
                                                            ---------    ---------

      Total current assets .............................      293,054   11,521,237

PROPERTY, FURNITURE AND EQUIPMENT, net .................         --      1,783,417

NOTES RECEIVABLE, RELATED PARTY ........................         --        500,000

FINANCING COSTS, net of accumulated amortization
     of $342,174 .......................................         --        683,700

CAPITALIZED SOFTWARE DEVELOPMENT COSTS, net of
   accumulated amortization of $2,358,678 ..............         --        781,044

GOODWILL, net of accumulated amortization
   of $1,146,571 .......................................         --      5,145,904

OTHER NONCURRENT ASSETS ................................         --        705,294

NET LONG TERM ASSETS OF DISCONTINUED OPERATIONS ........         --        162,431
                                                           ----------   ----------

      Total assets .....................................   $  293,054   21,283,027
                                                           ==========   ==========

See accompanying notes to unaudited consolidated financial statements.

eVISION INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED BALANCE SHEETS (continued)

LIABILITIES AND STOCKHOLDERS' DEFICIT                                     June 30,    September 30,
-------------------------------------                                       2002           2001
                                                                         ---------    ------------
                                                                        (Unaudited)
CURRENT LIABILITIES:
   Accounts payable and accrued expenses .........................   $  3,516,980       5,935,736
   Accrued dividends payable .....................................        376,811         958,790
   Accrued interest payable ......................................           --           121,633
   Accrued interest payable to related party .....................        115,538         818,083
   Deferred revenues .............................................           --         2,165,444
   Current portion of long-term debt and capital
     lease obligations ...........................................           --            92,276
   Other current liabilities .....................................        147,890          51,952
   Net current liabilities of discontinued operations ............      4,052,368       4,090,615
                                                                     ------------    ------------

      Total current liabilities ..................................      8,209,587      14,234,529

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS,
     net of current portion ......................................           --           790,671
CONVERTIBLE DEBENTURES ...........................................           --         6,309,110
CONVERTIBLE DEBENTURES TO RELATED PARTY ..........................      2,421,131       7,929,889
                                                                     ------------    ------------

      Total liabilities ..........................................     10,630,718      29,264,199
                                                                     ------------    ------------

MINORITY INTEREST IN SUBSIDIARIES ................................          9,577       4,596,998
                                                                     ------------    ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:
   Preferred Stock: 25,000,000 shares authorized, $0.10 par value;
   Convertible Series B-1, 1,637,490 and 1,524,872 shares issued
     and outstanding .............................................        163,749         152,487
   Common Stock: 1,000,000,000 shares authorized, $0.01 par value;
     29,789,280 and 25,789,280 shares issued and outstanding .....        297,893         257,893
   Additional paid-in capital ....................................     30,654,288      28,097,629
   Accumulated deficit ...........................................    (41,499,913)    (41,101,647)
   Accumulated other comprehensive income ........................         36,742          15,468
                                                                     ------------    ------------
Total stockholders' deficit ......................................    (10,347,241)    (12,578,170)
                                                                     ------------    ------------

Total liabilities and stockholders' deficit ......................   $    293,054      21,283,027
                                                                     ============    ============

See accompanying notes to unaudited consolidated financial statements.

eVISION INTERNATIONAL, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                           Nine months ended June 30,      Three months ended June 30,
                                                              2002            2001            2002            2001
                                                              ----            ----            ----            ----
REVENUES:
   Computer hardware and software operations .......   $  1,154,896       3,417,400            --         1,530,776
   Interest income on investments and loans ........        175,913       1,607,258            --           611,596
   Interest income on loans, related parties .......            676         843,216            --            13,618
   Realized gains (losses) on sales of investment
     securities ....................................         14,513         (41,611)           --             9,808
   Professional fees, related parties ..............        289,440         (10,820)         90,000             845
   Other ...........................................         33,250          16,041           3,421          15,205
                                                       ------------    ------------    ------------    ------------

                                                          1,668,688       5,831,484          93,421       2,181,848
                                                       ------------    ------------    ------------    ------------

COST OF SALES AND OPERATING EXPENSES:
   Computer hardware and software cost of sales ....        451,268       1,368,258            --           664,203
   Interest expense on convertible debentures ......        164,782         653,592            --            59,027
   Unrealized losses (gains) on securities .........        (39,100)        300,870         (11,984)        220,236
   General and administrative ......................      1,549,244       8,225,927         129,904       4,880,884
   Research and development ........................          8,556         276,782            --            38,815
   Depreciation and amortization ...................         99,293         749,823            --           368,331
                                                       ------------    ------------    ------------    ------------

                                                          2,234,043      11,575,252         117,920       6,231,496
                                                       ------------    ------------    ------------    ------------

     Operating loss ................................       (565,355)     (5,743,768)        (24,499)     (4,049,648)
                                                       ------------    ------------    ------------    ------------

OTHER INCOME (EXPENSE):
     Interest income ...............................            903          26,142            (407)          3,027
     Interest expense ..............................        (59,050)       (130,550)           --           (43,801)
     Interest expense, net, related party ..........         76,759        (548,562)        (34,343)       (175,440)
     Foreign currency transaction loss .............         (2,182)         (9,320)           --           (12,862)
     Equity in loss of unconsolidated affiliates ...           --        (1,087,023)           --          (211,438)
     Other .........................................         (2,261)           --            (1,300)         27,575
                                                       ------------    ------------    ------------    ------------

     Total other income (expense) ..................         14,169      (1,749,313)        (36,050)       (412,939)
                                                       ------------    ------------    ------------    ------------

Loss from continuing operations
   before minority .................................       (551,186)     (7,493,081)        (60,549)     (4,462,587)
interest and income taxes
Minority interest in loss ..........................        191,824       2,303,092            --         1,309,345
                                                       ------------    ------------    ------------    ------------

Loss from continuing operations
   before income taxes .............................       (359,362)     (5,189,989)        (60,549)     (3,153,242)
Income tax benefit .................................        228,847         439,538            --           777,003
                                                       ------------    ------------    ------------    ------------

Loss from continuing operations ....................       (130,515)     (4,750,451)        (60,549)     (2,376,239)
Loss from discontinued operations ..................       (267,751)     (8,126,644)         (3,238)     (3,041,481)
                                                       ------------    ------------    ------------    ------------

Net loss ...........................................       (398,266)    (12,877,095)        (63,787)     (5,417,720)

Preferred dividends ................................     (1,744,689)     (1,676,768)       (604,168)       (563,891)
                                                       ============    ============    ============    ============

Net loss attributable to common shareholders .......   $ (2,142,955)    (14,553,863)       (667,955)     (5,981,611)

Basic and diluted loss per common share:
   Continuing operations ...........................   $      (0.06)          (0.25)          (0.02)          (0.11)
   Discontinued operations .........................          (0.01)          (0.32)          (0.00)          (0.12)
                                                       ------------    ------------    ------------    ------------
                                                       $      (0.07)          (0.57)          (0.02)          (0.23)
                                                       ============    ============    ============    ============

See accompanying notes to unaudited consolidated financial statements.

eVISION INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

                                                        Nine months ended              Three months ended
                                                              June 30,                      June 30,
                                                        2002           2001            2002          2001
                                                        ----           ----            ----          ----

NET LOSS ......................................   $  (398,266)   (12,877,095)       (63,787)    (5,417,720)

Other comprehensive income (loss):
  Reclassification adjustment for gains
    arising during the period, net of tax
    of $12,368 ................................        21,134           --             --             --
  Foreign currency translation ................         7,641           (253)          --           (4,816)
  Unrealized loss on available-for-sale
    securities, net of tax expense (benefit) of
    $(4,735) and $14,021 for 2001 .............          --           (7,405)          --           21,930
                                                  -----------    -----------    -----------    -----------

COMPREHENSIVE LOSS ............................   $  (369,491)   (12,884,753)       (63,787)    (5,400,606)
                                                  ===========    ===========    ===========    ===========

See accompanying notes to unaudited consolidated financial statements.

eVISION INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ (DEFICIT)

                         Convertible                                               Accumulated
                          Series B-1                 Additional                       other
                          Preferred      Common       Paid-in      Accumulated    comprehensive
                           Stock          Stock       Capital        Deficit          Income        Total
                         -----------     ------      ----------    -----------    -------------     -----
Balances at
 September 30, 2001 .   $   152,487       257,893    28,097,629   (41,101,647)        15,468    (12,578,170)

Preferred stock
 dividends ..........        11,262          --        (669,819)         --             --         (658,557)

Effects of Asset
 Transfer to Online
 Credit .............          --          40,000     3,226,478          --           (7,501)     3,258,977

Other comprehensive
 income:
 Reclassification
  adjustment ........          --            --            --            --           21,134         21,134
 Foreign currency
  translation .......          --            --            --            --            7,641          7,641

Net loss ............          --            --            --        (398,266)          --         (398,266)
                        -----------   -----------   -----------   -----------    -----------    -----------

Balances at
 June 30, 2002 ......   $   163,749   $   297,893   $30,654,288  $(41,499,913)   $    36,742   $(10,347,241)
                        ===========   ===========   ===========   ===========    ===========    ===========

See accompanying notes to unaudited consolidated financial statements.

eVISION INTERNATIONAL, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                           Nine months ended June 30,
                                                                              2002           2001
                                                                              ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES:

NET LOSS ............................................................   $  (398,266)   (12,877,095)

Adjustments to reconcile net loss to net cash used in operating activities:
   Loss from discontinued operations ................................       267,751      8,126,644
   Allowance for bad debt ...........................................          --        1,467,074
   Depreciation and amortization ....................................        99,293        749,823
   Amortization of deferred financing costs .........................        49,188         80,761
   Amortization of deferred rent ....................................          --          (85,545)
   Accretion of discount on credit card accounts receivable .........          --         (562,490)
   Accretion of original issue discount on convertible debentures ...        16,287         33,334
   Equity in loss of unconsolidated affiliates ......................          --        1,087,023
   Minority interest in loss ........................................      (191,824)    (2,303,092)
   Shares of common stock received for financing fees ...............          --         (584,278)
   Payment of interest in exchange for common stock .................          --          212,111
   Other ............................................................      (276,233)       379,873
   Changes in operating assets and liabilities:
      Decrease (increase) in accounts receivable, trade .............      (489,454)       177,632
      Decrease (increase) in accounts receivable, related party .....       171,553        (51,485)
      Increase in other receivables .................................      (238,310)        (6,753)
      Increase in accrued interest receivable .......................       (52,577)      (245,016)
      Increase in accrued interest receivable, related ..............      (115,716)      (177,395)
      Decrease (increase) in securities owned, at market value ......      (360,020)       308,995
      Decrease in other assets ......................................        46,679        112,871
      Increase (decrease) in accounts payable and accrued expenses ..      (317,902)       934,496
      Increase in accrued interest payable ..........................       121,634        180,783
      Increase (decrease) in accrued interest payable, related ......      (127,153)       429,252
      Increase (decrease) in deferred revenues ......................       722,663        (65,991)
      Decrease in other current liabilities .........................       (25,810)      (259,072)
                                                                        -----------    -----------

      Net cash used in continuing operations ........................    (1,098,217)    (2,937,540)
      Net cash provided by (used in) discontinued operations ........        26,769     (2,952,312)
                                                                        -----------    -----------
      Net cash used in operating activities .........................    (1,071,448)    (5,889,852)
                                                                        -----------    -----------

(Continued)

See accompanying notes to unaudited consolidated financial statements.

eVISION INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

                                                                  Nine months ended June 30,
                                                                     2002           2001
                                                                     ----           ----

CASH FLOWS FROM INVESTING ACTIVITIES:

   Purchase of credit card accounts receivable ...............   $      --       (2,980,022)
   Repayments on credit card accounts receivable .............       480,447      6,707,798
   Decrease (increase) in credit card facilities receivable ..        45,935     (4,515,182)
   Proceeds from sale of parent company stock ................          --        1,007,877
   Advances on notes receivable, related party ...............          --         (500,000)
   Proceeds from payments on notes receivable ................          --        1,000,000
   Cash included through Global Med consolidation ............          --        1,566,172
   Cash excluded through eBanker deconsolidation .............    (5,158,301)          --
   Purchase of subsidiary minority interest ..................          --         (109,932)
   Other investing activities ................................        94,199       (197,325)
   Net cash provided by (used in) discontinued operations ....       (55,000)       151,742
                                                                 -----------    -----------

   Net cash provided by (used in) investing activities .......    (4,592,720)     2,131,128
                                                                 -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES

   Payment of cash dividends .................................          --         (614,205)
   Principal payments on borrowings ..........................       (21,888)       (73,246)
   Issuance of convertible debentures, related party .........        60,000           --
   Payment on convertible debentures, related party ..........          --         (600,000)
   Proceeds from exercises of stock options and warrants .....          --           21,414
   Capital infusion into discontinued operations .............          --         (630,000)
   Capital used by discontinued operations ...................          --          (40,216)
                                                                 -----------    -----------

   Net cash provided by (used in) financing activities .......        38,112     (1,936,253)
                                                                 -----------    -----------

(Continued)

See accompanying notes to unaudited consolidated financial statements.

eVISION INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

                                                Nine months ended June 30,
                                                   2002           2001
                                                   ----           ----

Effect of exchange rate
   on cash and cash equivalents .............          (199)           560
                                                -----------    -----------

Net decrease in cash and
   cash equivalents .........................    (5,626,255)    (5,694,417)
Less net decrease in cash and cash
   equivalents from discontinued operations..        28,231      2,842,620
                                                -----------    -----------

Net decrease in cash and cash
   equivalents from continuing operations ...    (5,654,486)    (2,851,797)

Cash and cash equivalents,
   beginning of period ......................     5,658,067      8,385,248
                                                -----------    -----------

Cash and cash equivalents,
   end of period ............................   $     3,581      5,533,451
                                                ===========    ===========

SUPPLEMENTAL DISCLOSURES RELATED
TO STATEMENTS OF CASH FLOWS:
                                                Nine months ended June 30,
                                                   2002           2001
                                                   ----           ----

Cash payments for interest:
    Continuing ..............................   $    12,248        582,250
    Discontinued ............................          --            4,524
                                                -----------    -----------
        Total cash payments for interest ....        12,248        586,774
                                                ===========    ===========

Cash payments for income taxes, continuing ..   $      --          250,512
                                                ===========    ===========

Other financing and investing:

Effects of asset transfer to parent company..   $ 4,033,026           --
                                                ===========    ===========

Issuance of convertible debenture for
   payment of dividend by parent ............   $ 1,240,536           --
                                                ===========    ===========

Sale of securities to Heng Fung Capital .....   $    92,801           --
                                                ===========    ===========

Common stock issued in payment of accrued
   interest payable to related party ........   $      --          212,111
                                                ===========    ===========

Common stock received in payment
   of account receivable ....................   $      --          150,000
                                                ===========    ===========

Assets exchanged for ownership in
   unrelated broker/dealer ..................   $      --          870,468
                                                ===========    ===========

Assets acquired in acquisition of
   Global Med Technologies, Inc.
   on the exercise of warrants
   in exchange for repayment of
   debt, net of cash ........................   $      --        4,966,474
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

These interim financial statements should be read in conjunction with the Annual Report on Form 10-K for the year ended September 30, 2001. Operating results for the nine months ended June 30, 2002, are not necessarily indicative of the results that may be expected for the year ending September 30, 2002. Certain reclassifications have been made to prior period’s consolidated financial statements to conform to current period presentation.

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

NOTE 3. RISKS AND UNCERTAINTIES

On November 28, 2001, with shareholder approval, eVision transferred ownership of certain assets in payment of principal and interest of $7,314,316 on convertible debentures owing to the Company’s largest creditor, Online Credit. As a result, the Company has substantially reduced its assets and its convertible debentures due to Online Credit. Consequently, the Company’s operations have been significantly reduced.

The Company does not anticipate having sufficient cash flow to support current operations. Management continues to evaluate the best approach in which to direct the Company, including the possibility of further asset sales, the necessity to reduce its liabilities through negotiations with lenders or the possibility of finding a suitable merger candidate to provide new revenues.

eVision was not able to pay the dividend on the Convertible Series B-1 Preferred Stock as of April 30, 2001, October 31, 2001and April 30, 2002 nor does it have the capability to make the dividend payment in the future without additional funds. The Company does not have funds to bring current accounts payable, to repay obligations under convertible debenture agreements or any possible negative results from pending litigation including recurring litigation support. The Company’s continued existence is uncertain if it is not successful in negotiating with lenders or parties involved in litigation or obtaining some form of outside financing.

eVision’s accumulated deficit is $41,499,913 and stockholders’ equity is a deficit of $10,347,241. eVision’s operations have not been profitable for the previous three years. The loss for the nine months ended June 30, 2002, including discontinued operations, was $398,266.

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

eServices

In addition, the eServices segment of eVision comprising primarily of Skyhub Asia Holding Limited (Skyhub), eBiz Web Solutions, Inc. (eBiz Web Solutions) and Corporate Net Solutions, Inc. (Corporate Net Solutions) are classified as discontinued operations as of June 30, 2002. eBiz Web Solutions terminated operations February 2001. Corporate Net Solutions terminated operations during the year ended September 30, 2001. Because of the inability of a third party to fulfill a funding agreement, the operations of Skyhub are now discontinued also.

eVISION INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following is financial information relative to discontinued operations. The amounts primarily consist of information for American Fronteer but also include eServices.

                                                        June 30,     September 30,
                                                          2002           2001
                                                          ----           ----
        Current assets:
           Cash and cash equivalents                $   100,123         71,892
           Other receivables, net                         4,840         25,893
           Securities owned, at market value             93,344         63,165
           Other assets                                    --              282
                                                    -----------    -----------

              Total current assets                      198,307        161,232

           Current liabilities:
              Accounts payable and accrued expenses   4,231,309      4,170,810
              Current portion of long term debt          19,366         56,637
              Other current liabilities                    --           24,400
                                                    -----------    -----------

                 Total current liabilities            4,250,675      4,251,847
                                                    -----------    -----------

        Net current liabilities                      (4,052,368)    (4,090,615)
                                                    ===========    ===========

                                                        June 30,     September 30,
                                                          2002           2001
                                                          ----           ----
   Long-term assets:
   Property, furniture and equipment, net                  --          134,998
   Other long-term assets                                  --           27,433
                                                    -----------    -----------

         Total long-term assets                            --          162,431

   Long-term liabilities:
   Capital lease obligations, net of current portion       --             --
                                                    -----------    -----------

   Total long-term liabilities                             --             --
                                                    ===========    ===========

   Net long-term assets                             $      --          162,431
                                                    ===========    ===========

eVISION INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

                                          Nine months ended June 30,
                                              2002         2001
                                              ----         ----

  Revenues                               $   95,615     1,563,690

  Cost of sales and operating expenses     (356,140)   (9,366,764)

  Other non-operating income (expense)       (7,226)     (323,570)
                                         ----------    ----------

  Loss before income taxes                 (267,751)   (8,126,644)

  Income tax expense                           --            --
                                         ----------    ----------
  Loss from discontinued operations      $ (267,751)   (8,126,644)
                                         ==========    ==========

NOTE 5. CREDIT CARD FACILITIES RECEIVABLE

During the year ended September 30, 2001, eBanker and OCCL entered into agreements to lend funds to unaffiliated Hong Kong companies through credit card facilities. eBanker and OCCL shared in the loans, as proportionately agreed. The credit card facilities bore interest at the rate of 3% per month and were administered by OCCL. In exchange for OCCL’s administration of the facilities, legal documentation and due diligence, eBanker paid OCCL 10% per annum on eBanker’s share of the outstanding balances. eBanker provided allowances for potential losses associated with its participation in credit card facilities receivable. There was no provision considered necessary for the nine months ended June 30, 2002. As of June 30, 2002, these receivables are not included in the consolidation of eVision as they are part of the assets of eBanker. See Note 8 relating to the asset transfer agreement.

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

Concurrent with the acquisition of the credit card portfolio by eBanker, Online Credit acquired MBf and changed the name of MBf to Online Credit Card Limited (OCCL). OCCL processed the credit card collections for eBanker, remitted collections to eBanker on a monthly basis, and managed and absorbed the costs associated with (i) the administration and overhead of the portfolio including rent, utilities, salaries, wages, benefits, and hardware, software and other equipment costs, (ii) the underlying cards’ benefits and bonus points program, (iii) one-third of any charge-offs and (iv) providing 24-hour customer support. eBanker estimates that it paid OCCL approximately $254,000 related to processing collections for the nine months ended June 30, 2001. The fees for the nine months ended June 30, 2002 were not material. In addition to the accretion of the discount, eBanker earned 10% interest on the outstanding credit card accounts. For the nine months ended June 30, 2002 and 2001, after payment of the fees related to processing collections, eBanker recognized interest income of approximately $670 and $702,000, respectively, including the discount accretion. In addition, eBanker paid OCCL a one-time fee of approximately $100,000 related to its share of legal, audit, and other fees as part of the acquisition of the credit card accounts receivable. As of June 30, 2002, these receivables are not included in the consolidation of eVision as they are part of the assets of eBanker. See Note 8 relating to the asset transfer agreement.

eVISION INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 7. NOTES RECEIVABLE

On April 5, 2001, eBanker entered into a loan agreement with an entity for $500,000, bearing interest at a rate of 12% per annum, payable quarterly for a term of 36 months. The loan was secured by certain assets of the entity including, but not limited to, the current and future intellectual property (trademarks, software, copyrights, technology, licenses, and patented technology), marketable securities and stock of the entity that is not owned by the entity itself. eBanker received a commitment fee equal to 10% of the entity’s common stock. At the time of the transaction, two of the entity’s principals were members of the Board of Directors of eVision. Interest income recognized on the loan and included in eVision’s consolidated statement of operations for the nine months ended June 30, 2002 was $10,000. As of June 30, 2002, this note receivable is not included in the consolidation of eVision as it is part of the assets of eBanker. See Note 8 relating to the asset transfer agreement.

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

Certain of the quarterly interest payments on the convertible debentures purchased pursuant to the convertible debenture agreement were made in shares of the Company’s common stock. During the year ended September 30, 2000 and 1999, 1,705,014 and 1,569,417 shares of the common stock of the Company, respectively, were issued to pay the accrued interest. During fiscal 2001, 428,583 common shares of the Company were issued to pay interest through September 30, 2000. Online Credit agreed to allow eVision to pay interest on these convertible debentures in cash or in shares of eVision common stock, at eVision’s option, until April 1, 2002.

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

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Heng Fung has guaranteed through October 31, 2002, the payment of each annual 8% cash dividend on the Convertible Series B-1 Preferred Stock that was offered by eVision if such dividend is not paid by eVision. Pursuant to this guarantee, the payments for April 30, 2002, October 31, 2001 and April 30, 2002 cash dividends were made by Heng Fung. In return, eVision gave Heng Fung a convertible debenture for $589,889 due June 2006, $614,963 due December 2006 and $626,941 due June 2007, respectively, representing the April 30, 2001, October 31, 2001, and April 30, 2002 cash payments. These debentures are convertible at the market price. Interest is payable quarterly, and at the option of Heng Fung, is payable in cash or common shares of eVision.

Heng Fung purchased a convertible debenture in the amount of $60,000 from eVision on October 2, 2001. The debenture was convertible at the market price and was due October 2, 2002. It accrued interest at 12% per annum. This debenture was paid off in conjunction with the sale of investment securities described in Note 12.

NOTE 9 COMMITMENTS AND CONTINGENCIES

Legal Proceedings

Although eBanker did not hold itself out as being primarily engaged in the business of investing, reinvesting, or trading in securities, for several quarters its asset composition may have fallen outside the limits set in Section 3(a)(1)(C) of the Investment Company Act of 1940, as amended, (the 1940 Act) for not being deemed an “investment company”, and its asset and income composition may have fallen outside the limits set in Rule 3a-1 under the 1940 Act for this purpose. In addition, due to stock sales made in the third quarter of calendar 1999, eBanker had a few more than 100 beneficial owners of its outstanding securities, calculated as provided for in Section 3(c)(1) of the 1940 Act, during the period beginning with that quarter through February 2001, at which time eBanker repurchased shares from enough holders to bring this figure back under 100. During the period in which eBanker had more than 100 beneficial owners, it could not rely on Section 3(c)(1) in order not to register under the 1940 Act, although it may have been entitled to rely on other exclusions. If eBanker was required to have been registered under the 1940 Act during this period, certain transactions it entered into during the period may be subject to rescission. Following consultation with outside legal counsel, management believes this matter did not and will not have a material effect on its business activities or on its financial condition or results of operations.

On December 13, 2001, Wells Fargo Bank filed a complaint against eVision in the District Court of Colorado (Case No. 01 CV6975) seeking amounts allegedly due under an office space lease at 1700 Lincoln Street in Denver, Colorado. Wells Fargo is seeking approximately $62,761 per month for 11 months prior to May 2002 and $73,547 per month from May 2002 to April 2007. On January 2, 2002, eVision filed counterclaims against Wells Fargo and the building owner, Commonwealth Properties, for unreasonably withholding consent to sublease the space to another tenant. eVision vigorously opposes this claim and is vigorously pursuing its counterclaim of approximately $5,000,000.

On March 17, 2000, Philip and Brenda Sims filed an arbitration claim (Claim No. 00-1219) with the NASD offices in Atlanta, Georgia against American Fronteer, Todd Weiland, and Scott Hogan. The Sims are seeking $1,210,663 in damages they allege result from churning and unsuitable trades while they were customers of American Fronteer. On July 18, 2001, the Sims amended their complaint to add Robert Fitzner, Robert Trapp and Fai Chan. On December 18, 2001, the Sims indicated that they were withdrawing their complaint against Fai Chan. American Fronteer vigorously opposes this complaint.

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

In September 2002, American Fronteer intends on filing a voluntary petition under Chapter 7 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court in the Southern District of New York.

The Company is a defendant in certain other arbitration and litigation matters arising from its activities. After consultation with outside legal counsel, management believes the ultimate resolution of these arbitration and litigation matters, including those mentioned above, will not have a material adverse effect on the financial condition or operations of the Company.

NOTE 10. LOSS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share for the nine and three months ended June 30, 2002 and 2001:

                                             Nine months ended June 30,  Three months ended June 30,
                                                  2002         2001         2002         2001
                                                  ----         ----         ----         ----

Weighted average number of shares used
     in the basic earnings per share
     computation                              28,895,507   25,394,367   29,789,280   25,788,274

Effect of dilutive securities:
     Common stock options                           --      1,742,918         --        221,020
     Common stock warrants                          --           --           --           --
     Convertible debentures, related party          --           --           --           --
     Convertible Series B-1 Preferred Stock         --           --           --           --
                                              ----------   ----------   ----------   ----------

     Dilutive potential common shares               --      1,742,918         --        221,020
                                              ----------   ----------   ----------   ----------

Adjusted weighted average number of
     shares used in diluted earnings per
     share computation                        28,895,507   27,137,285   29,789,280   26,009,294
                                              ==========   ==========   ==========   ==========

The effects of potentially dilutive securities for the nine and three months ended June 30, 2002 have not been included in the calculation of diluted earnings per share as the effects were antidilutive.

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

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

                                               For the Nine Months Ended June 30, 2002

                                Discontinued
Consolidated                    Operations        eVision       eBanker       eMedical     Eliminations      Total
------------                    -----------       -------       -------       --------     ------------      -----

Revenues from
 unaffiliated customers         $    95,616        297,577        216,215      1,154,896           --        1,764,304
Intersegment revenues                  --          260,247         76,784           --         (337,031)          --
                                -----------    -----------    -----------    -----------    -----------    -----------
Total revenues                  $    95,616        557,824        292,999      1,154,896       (337,031)     1,764,304
                                ===========    ===========    ===========    ===========    ===========    ===========

Operating income (loss)            (260,525)       (61,294)      (586,788)       159,511        (76,784)      (825,880)
Other income (expense), net          (7,226)        58,662           --         (121,277)        76,784          6,943
                                -----------    -----------    -----------    -----------    -----------    -----------
Income (loss) from operations
   before  minority interest
   and income taxes             $  (267,751)        (2,632)      (586,788)        38,234           --         (818,937)
                                ===========    ===========    ===========    ===========    ===========    ===========

Depreciation and amortization   $   133,948         11,920           --           87,373           --          233,241
                                ===========    ===========    ===========    ===========    ===========    ===========

Capital expenditures            $      --             --             --             --             --             --
                                ===========    ===========    ===========    ===========    ===========    ===========

Identifiable assets as
  of June 30, 2002              $   193,307         99,747           --             --             --          293,054
                                ===========    ===========    ===========    ===========    ===========    ===========

                                               For the Nine Months Ended June 30, 2001

                                Discontinued
Consolidated                     Operations       eVision       eBanker       eMedical     Eliminations      Total
------------                    -----------       -------       -------       --------     ------------      -----

Revenues from
 unaffiliated customers         $ 1,490,603          6,225      2,480,946      3,417,400           --        7,395,174
Intersegment revenues                73,087      1,041,517        578,682           --       (1,693,286)          --
                                -----------    -----------    -----------    -----------    -----------    -----------
Total revenues                  $ 1,563,690      1,047,742      3,059,628      3,417,400     (1,693,286)     7,395,174
                                ===========    ===========    ===========    ===========    ===========    ===========

Operating income (loss)          (7,803,074)    (2,233,061)    (1,831,034)    (1,667,865)       (11,808)   (13,546,842)
Other income (expense), net        (323,570)    (1,057,607)      (256,458)      (525,467)        90,219     (2,072,883)
                                -----------    -----------    -----------    -----------    -----------    -----------
Income (loss) from operations
   before  minority interest
   and income taxes             $(8,126,644)    (3,290,668)    (2,087,492)    (2,193,332)        78,411    (15,619,725)
                                ===========    ===========    ===========    ===========    ===========    ===========

Depreciation and amortization   $   457,345         35,463        632,320         82,040           --        1,207,168
                                ===========    ===========    ===========    ===========    ===========    ===========

Capital expenditures            $   136,006          2,997           --            2,366           --          141,369
                                ===========    ===========    ===========    ===========    ===========    ===========

Identifiable assets as
  of June 30, 2001              $   323,663      3,475,767     13,882,284      4,048,220           --       21,729,934
                                ===========    ===========    ===========    ===========    ===========    ===========

eVISION INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following is a summary of information regarding the Company’s continuing operations by geographical area for each of the six months ended:

                                           June 30,
                                     2002            2001
                                     ----            ----
Revenues:
   Continuing:
     United States             $  1,638,872       5,824,761
     Canada                          29,816           6,723
     Asia                              --              --
                               ------------    ------------
          Total continuing        1,668,688       5,831,484
   Discontinued:
     United States                   95,616       1,197,270
     Canada                            --            41,290
     Asia                              --           325,130
                               ------------    ------------
          Total discontinued         95,616       1,563,690
                               ------------    ------------
                               $  1,764,304       7,395,174
                               ============    ============

Operating income (loss):
   Continuing:
     United States             $   (583,097)     (5,717,410)
     Canada                          17,742         (26,358)
     Asia                              --              --
                               ------------    ------------
          Total continuing         (565,355)     (5,743,768)
   Discontinued:
     United States                 (260,525)     (6,743,798)
     Canada                            --          (341,289)
     Asia                              --          (717,987)
                               ------------    ------------
          Total discontinued       (260,525)     (7,803,074)
                               ------------    ------------
                               $   (825,880)    (13,546,842)
                               ============    ============

Identifiable assets:
   Continuing:
     United States             $     85,942      19,605,945
     Canada                          13,805       1,800,326
     Asia                              --              --
                               ------------    ------------
          Total continuing           99,747      21,406,271
   Discontinued:
     United States                  179,502         265,641
     Canada                          13,805          58,022
     Asia                              --              --
                               ------------    ------------
          Total discontinued        193,307         323,663
                               ------------    ------------
                               $    293,054      21,729,934
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

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

eVision Corporate Services, Corporate Net Solutions and eBiz Web Solutions are wholly owned subsidiaries of eVision that provided management, accounting, administrative, technology support and web development services to consolidated and unconsolidated entities that are affiliated through common ownership or control. Asia SuperNet Corporation and Q6 Technologies, Inc., both partially owned by eVision or related parties, and Global Med, eVision, eBanker, eBiz Web Solutions, Corporate Net Solutions, Secutron, and American Fronteer were charged approximately $550,000 and $1,000,000, for these services for the nine months ended June 30, 2002 and 2001, respectively. These charges were eliminated in consolidation for those entities for the time period which they were included in eVision’s consolidation.

During the nine months ended June 30, 2002, approximately $3,800 was paid to a company partially owned by a former officer of the Company for tax related work.

On February 20, 2002, eVision and Heng Fung Capital Company Limited (Heng Fung Capital), a subsidiary of Heng Fung, entered into an agreement whereby Heng Fung Capital agreed to acquire the 73,370 shares of American Pacific Bank stock held by eVision for $256,795. This amount approximated eVision’s cost in the shares and was approximately $26,000 above what it was valued at as of December 31, 2001 in the consolidated balance sheet. The value was based on the closing price of the stock in the market for the 20 trading days prior to the agreement. Of the acquisition price, approximately $10,000 is yet to be paid in cash, $92,801 was paid by Heng Fung Capital assuming $92,801 of eVision’s debt, and the remainder will be paid in cash upon a seven day written request. Mr. Fai H. Chan and Tony T. W. Chan are directors of American Pacific Bank and Heng Fung.

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

The provision for income tax expense (benefit) for the nine months ended June 30, 2002 of $228,847 differs from the amount computed by applying the Federal statutory rate of 34% due primarily to eBanker which is not included in eVision's consolidated Federal tax return.

NOTE 14. OTHER EVENTS

On August 1, 2002, Mr. Fai H. Chan resigned as Chief Executive Officer and Chairman of the Board of eVision. Effective the same day, Mr. Tony T. W. Chan was appointed by the remaining members of the Board of Directors as Chief Executive Officer and Chairman of the Board. Also, Mr. Gary L. Cook has resigned as Secretary, Treasurer and Chief Financial Officer of eVision.

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

RESULTS OF OPERATIONS

NINE MONTHS ENDED JUNE 30, 2002 COMPARED TO NINE MONTHS ENDED JUNE 30, 2001.

Revenues

Revenues for the nine months ended June 30, 2002 were $1,668,688, a decrease of $4,162,796 or 71% from the $5,831,484 for the nine months ended June 30, 2001. The decrease is primarily the result of the consolidation of Global Med in November 2000 and the asset transfer in November 2001 as described above.

The decrease in computer hardware and software operations of $2,262,504 for the nine months ended June 30, 2002 as compared to the prior period is a result of eBanker and Global Med being included in the consolidation for more of the prior period. Due to the consolidation of Global Med in November 2000 and the asset transfer in November 2001, the prior period includes seven months of computer hardware and software operations for Global Med while the current period only includes two months.

The decrease in interest income on investments and loans of $1,431,345 for the nine months ended June 30, 2002 as compared to the nine months ended June 30, 2001 was due to the same consolidation issue mentioned above relative to eBanker. The interest income in the prior period relates to interest on eBanker’s investments and loans. The current period activity relates to eBanker through the date of the asset transfer in November 2001.

The decrease in interest income on loans, related parties of $842,540 for the nine months ended June 30, 2002 as compared to the nine months ended June 30, 2001 was due to the same consolidation issue mentioned above relative to eBanker and Global Med. The interest income in the prior period relates to interest on eBanker’s loans to Global Med through the date in November 2000 when Global Med began being part of eVision’s consolidation at which time the interest income for eBanker would be eliminated with the interest expense for Global Med.

Cost of Sales and Operating Expenses

Cost of sales and operating expenses decreased $9,341,209, from $11,575,252 for the nine months ended June 30, 2001 to $2,234,043 for the nine months ended June 30, 2002. This change primarily results from more of eBanker and Global Med being consolidated in the prior period as compared to the current period.

Other Income (Expense)

The change in interest income (expense), related party from expense of $548,562 in the prior period to income of $76,759 in the current period primarily relates to the adjustment made during the current period to interest expense on the convertible debentures payable to Online Credit. Interest expense was reversed back to June 2001 to account for the asset transfer involving the convertible debentures to Online Credit. In accordance with the agreement approved by the shareholders, the asset transfer was to be effective June of 2001.

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

THREE MONTHS ENDED JUNE 30, 2002 COMPARED TO THREE MONTHS ENDED JUNE 30, 2001.

Revenues

Revenues for the three months ended June 30, 2002 were $93,421, a decrease of $2,088,427 or 96% from the $2,181,848 for the three months ended June 30, 2001. The decrease is primarily the result of the consolidation of Global Med in November 2000 and the asset transfer in November 2001 as described above, which equated into eBanker and Global Med being included in the consolidation for more of the prior period.

Cost of Sales and Operating Expenses

Cost of sales and operating expenses decreased $6,113,576, from $6,231,496 for the three months ended June 30, 2001 to $117,920 for the three months ended June 30, 2002. This change primarily results from more of eBanker and Global Med being consolidated for three months in the prior period as compared to none in the current period.

Other Income (Expense)

The change in interest income (expense), related party from expense of $175,343 in the prior period to $34,343 in the current period primarily relates to the lower balance of convertible debentures outstanding as a result of the asset transfer which was effective June of 2001.

The equity in the loss of the unconsolidated affiliates relates to eVision’s share of the loss sustained by APR during the period December 20, 2000 through June 30, 2001 and the losses of Global Med for the period October 1, 2000 through November 19, 2000, prior to consolidation.

Other

Income tax expense in the prior period of $777,003 relates to eBanker. Due to the asset transfer, eBanker is not consolidated into the eVision consolidation for the current period.

The decrease in the loss from discontinued operations primarily relates to American Fronteer.

Liquidity and Capital Resources

On November 28, 2001, with shareholder approval, eVision transferred ownership of certain assets in payment of principal and interest of $7,314,316 on convertible debentures owing to the Company’s largest creditor, Online Credit. As a result, the Company has substantially reduced its assets and its convertible debentures due to Online Credit. Consequently, the Company’s operations have been significantly reduced.

The Company does not anticipate having sufficient cash flow to support current operations. Management continues to evaluate the best approach in which to direct the Company, including the possibility of further asset sales, the necessity to reduce its liabilities through negotiations with lenders or the possibility of finding a suitable merger candidate to provide new revenues.

eVision was not able to pay the dividend on the Convertible Series B-1 Preferred Stock as of April 30, 2001, October 31, 2001and April 30, 2002 nor does it have the capability to make the dividend payment in the future without additional funds. The Company does not have funds to bring current accounts payable, to repay obligations under convertible debenture agreements or any possible negative results from pending litigation including recurring litigation support. The Company’s continued existence is uncertain if it is not successful in negotiating with lenders or parties involved in litigation or obtaining some form of outside financing.

eVision’s accumulated deficit is $41,499,913 and stockholders’ equity is a deficit of $10,347,241. eVision’s operations have not been profitable for the previous three years. The loss for the nine months ended June 30, 2002, including discontinued operations, was $398,266.

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

                                             June 30, 2002               September 30, 2001
                                                (Unaudited)
                                      Fair Value    Carrying Value   Fair Value     Carrying Value
                                      ----------    --------------   ----------     --------------

Foreign Exchange Rate Risk:
   Equity securities, trading        $      --             --             --             --
   Credit card receivable, net              --             --           61,918         61,918
   Credit card facilities, net              --             --        2,560,153      2,560,153

Equity Price Risk:
   Equity securities, trading            100,371        100,371        233,506        233,506
   Equity securities                        --             --          227,447        227,447

Credit Risk:
   Debt securities                          --             --             --             --
   Credit card receivable, net              --             --           61,918         61,918
   Credit card facilities, net              --             --        2,560,153      2,560,153
   Notes receivable, related party          --             --          500,000        500,000

Interest Rate Risk:
   Convertible debentures                   --             --       (6,309,110)    (6,339,276)
   Convertible debentures,
     related party                          --             --       (7,929,889)    (8,000,000)
   Notes receivable, related party          --             --          500,000        500,000

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On or about September 8, 2000, Michael Halperin, M.D., and Donald Kern, D.D.S., shareholders of eBanker, filed a complaint in the United States District Court for the Southern District of New York (Case No. 00 CIV. 6769) against eBanker, eVision, AFFC, and the officers and/or directors of eVision and eBanker. Among other claims, the complaint alleged that eBanker and eVision misrepresented and/or omitted material facts in their private offering memoranda, communications with shareholders, and in eVision’s Annual Report on Form 10-K, in violation of Sections 10(b) and 10b-5 of the Securities Exchange Act of 1934. Among other items, the plaintiffs were seeking compensatory damages of no less than $70,000,000. On December 7, 2000, the Company filed a motion to dismiss all of the claims in this matter. On March 19, 2001, the United States District Court for the Southern District of New York issued Opinion and Order number 85313 regarding Case No. 00 CIV. 6769, in which this case was dismissed in its entirety. The plaintiffs pursued an appeal of the March 19, 2001 ruling. This appeal was dismissed on July 8, 2002.

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

Although eBanker did not hold itself out as being primarily engaged in the business of investing, reinvesting, or trading in securities, for several quarters its asset composition may have fallen outside the limits set in Section 3(a)(1)(C) of the Investment Company Act of 1940, as amended, (the 1940 Act) for not being deemed an “investment company”, and its asset and income composition may have fallen outside the limits set in Rule 3a-1 under the 1940 Act for this purpose. In addition, due to stock sales made in the third quarter of calendar 1999, eBanker had a few more than 100 beneficial owners of its outstanding securities, calculated as provided for in Section 3(c)(1) of the 1940 Act, during the period beginning with that quarter through February 2001, at which time eBanker repurchased shares from enough holders to bring this figure back under 100. During the period in which eBanker had more than 100 beneficial owners, it could not rely on Section 3(c)(1) in order not to register under the 1940 Act, although it may have been entitled to rely on other exclusions. If eBanker was required to have been registered under the 1940 Act during this period, certain transactions it entered into during the period may be subject to rescission. Following consultation with outside legal counsel, management believes this matter did not and will not have a material effect on its business activities or on its financial condition or results of operations.

On December 13, 2001, Wells Fargo Bank filed a complaint against eVision in the District Court of Colorado (Case No. 01 CV6975) seeking amounts allegedly due under an office space lease at 1700 Lincoln Street in Denver, Colorado. Wells Fargo is seeking approximately $62,761 per month for 11 months and $73,547 per month from May 2002 to April 2007. On January 2, 2002, eVision filed counterclaims against Wells Fargo and the building owner, Commonwealth Properties, for unreasonably withholding consent to sublease the space to another tenant. eVision vigorously opposes this claim and is vigorously pursuing its counterclaim of approximately $5,000,000.

On March 17, 2000, Philip and Brenda Sims filed an arbitration claim (Claim No. 00-1219) with the NASD offices in Atlanta, Georgia against American Fronteer, Todd Weiland, and Scott Hogan. The Sims are seeking $1,210,663 in damages they allege result from churning and unsuitable trades while they were customers of American Fronteer. On July 18, 2001, the Sims amended their complaint to add Robert Fitzner, Robert Trapp and Fai Chan. On December 18, 2001, the Sims indicated that they were withdrawing their complaint against Fai Chan. American Fronteer vigorously opposes this complaint.

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

In September 2002, American Fronteer intends on filing a voluntary petition under Chapter 7 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court in the Southern District of New York.

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

ITEM 2. CHANGES IN SECURITIES

(c)    Recent Sales of Unregistered Securities

          None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

99.1	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

99.2	Certification of CFO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

(b)    Reports on Form 8-K:

          None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                                                                                  eVISION INTERNATIONAL, INC.
                                                                                                                  a Colorado Corporation

Dated: September 13, 2002                                                                       By: /s/ Tony T. W. Chan
                                                                                                                                Tony T.W. Chan, Chief Executive Officer

                                                                                                                    By: /s/ Gary L. Cook
                                                                                                                                  Gary L. Cook, Principal Accounting Officer

§ 302 CERTIFICATION*

I, Tony T. W. Chan, Chief Executive Officer, certify that:

        1. I have reviewed this quarterly report on Form 10-Q of eVision International, Inc.;

        2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

        3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

        4. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

        a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

        b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

        5. The registrant’s other certifying officers and I have indicated in this quarterly report] whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    September 13, 2002

           /s/   Tony T. W. Chan
        Tony T. W. Chan
        Chief Executive Officer

§ 302 CERTIFICATION*

I, Gary L. Cook, Principal Accounting Officer, certify that:

        1. I have reviewed this quarterly report on Form 10-QSB of eVision International, Inc.;

        2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

        3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

        4. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

        a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

        b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

        5. The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    September 13, 2002

           /s/   Gary L. Cook
        Gary L. Cook
        Chief Accounting Officer